Form 10-Q
period 2008-06-30
Vantage Drilling CO
filed 2008-08-14
CIK 1419428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-34094

VANTAGE DRILLING COMPANY
(Exact name of Registrant as specified in its charter)

Cayman Islands
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Blvd., Suite 610
Houston, TX 77056
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 404-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Number of shares of common stock of Vantage Drilling Company issued and outstanding as of August 1, 2008:  75,708,331 shares of common stock, par value $0.001 per share.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” “project,” “predict,” “continue” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the oilfield services industry;

•	delisting of our securities from the American Stock Exchange or our inability to have our securities listed on the American Stock Exchange following a business combination;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in our Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this current report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,314,358	$1,262,625
Restricted cash	600,000	—
Restricted cash held in trust account	—	273,109,051
Prepaid expenses and other assets	633,754	87,075
Total current assets	78,548,112	274,458,751
Deferred income taxes	1,125,432	311,607
Other assets	8,532,799	756,771
Property and equipment, net of accumulated depreciation of $22,769 and $10,421	490,559,453	111,651
TOTAL ASSETS	$578,765,796	$275,638,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,001,749	$61,518
Accrued liabilities	1,674,549	578,618
Deferred underwriters fee	—	8,280,000
Income taxes payable (receivable)	(142,652)	310,171
Total current liabilities	2,533,646	9,230,307

Long- term debt	34,000,000	—
Common stock, subject to possible redemption, 10,346,550 shares at redemption value	—	79,286,965
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 400,000,000 and 100,000,000 shares authorized, and 75,708,331 and 42,375,000 shares issued and outstanding	75,708	42,375
Additional paid-in capital	540,093,953	185,159,318
Earnings accumulated during the development stage	2,062,489	1,919,815
Total stockholders’ equity	542,232,150	187,121,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,765,796	$275,638,780

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue	$—	$—
Operating expenses
General and administrative	1,975,656	143,868
Depreciation	6,117	1,423
Total operating expenses	1,981,773	145,291

Loss from operations	(1,981,773)	(145,291)
Other income (expense)
Interest income	1,326,367	1,128,805
Interest expense	—	—
Total other income (expense)	1,326,367	1,128,805

Income (loss) before income taxes	(655,406)	983,514
Income tax provision (benefit)	(124,495)	335,366
Net income (loss)	$(530,911)	$648,148

Earnings Per Share
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		For the Period September 8, 2006
	2008	2007	(inception) to June 30, 2008
Revenue	$—	$—	$—
Operating expenses
General and administrative	2,695,733	143,977	3,632,435
Depreciation	12,348	1,423	22,769
Total operating expenses	2,708,081	145,400	3,655,204

Loss from operations	(2,708,081)	(145,400)	(3,655,204)
Other income (expense)
Interest income	3,831,414	1,128,805	11,530,474
Interest expense	—	—	—
Total other income (expense)	3,831,414	1,128,805	11,530,474

Income before income taxes	1,123,333	983,405	7,875,270
Income tax provision	483,368	335,366	2,781,932
Net income	$639,965	$648,039	$5,093,338

Earnings Per Share
Basic	$0.01	$0.05	$0.17
Diluted	$0.01	$0.04	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		For the Period September 8, 2006
	2008	2007	(inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$639,965	$648,039	$5,093,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	12,348	1,423	22,769
Stock-based compensation expense	183,728	—	183,728
Deferred income tax expense	(813,825)	—	(1,125,432)
Changes in operating assets and liabilities:
Restricted cash	(600,000)	—	(600,000)
Prepaid expenses and other assets	(606,098)	(183,184)	(693,173)
Accounts payable	940,231	626,087	1,001,749
Accrued liabilities	643,108	—	1,531,897
Net cash provided by operating activities	399,457	1,092,365	5,414,876
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(213,396,605)	—	(213,396,605)
Additions to property and equipment	(2,063,545)	(79,689)	(2,185,617)
Deferred acquisition costs	756,771	180,276	—
Restricted cash held in trust account	273,109,051	(269,960,000)	—
Net cash provided by (used in) investing activities	58,405,672	(269,859,413)	(215,582,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreement	34,000,000	—	34,000,000
Debt issuance costs	(8,473,380)	—	(8,473,380)
Advances from stockholders of OGIL	3,300,000	—	3,300,000
Repayments of advances from stockholders of OGIL	(3,300,000)	—	(3,300,000)
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from issuance of common stock and warrants in private placement	—	6,000,000	6,000,000
Proceeds from issuance of common stock and warrants to public stockholders	—	255,930,000	255,930,000
Proceeds from issuance of option to purchase common stock and warrants to underwriters	—	100	100
Proceeds from notes payable-stockholders	—	85,800	275,000
Repayment of notes payable-stockholders	—	(50,000)	(275,000)
Proceeds from deferred underwriters fee	—	8,280,000	8,280,000
Repayment of deferred underwriters fee	(8,280,000)	—	(8,280,000)
Redemption of common stock	(16)	—	(16)
Net cash provided by financing activities	17,246,604	270,245,900	287,481,704
Net increase (decrease) in cash and cash equivalents	76,051,733	1,478,852	77,314,358
Cash and cash equivalents—beginning of period	1,262,625	33,790	—
Cash and cash equivalents—end of period	$77,314,358	$1,512,642	$77,314,358

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Unaudited)

	Six Months Ended June 30,		For the Period September 8, 2006
	2008	2007	(inception) to June 30, 2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$1,750,016	$—	$4,050,016
Non-cash investing and financing transactions
Issuance of common stock and warrants for acquisition	$(275,000,000)	$—	$(275,000,000)
Increase in common stock, subject to possible redemption	—	76,753,407	—

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Background

Vantage Drilling Company (“we”, “our”, “us”, “Vantage Drilling” or  the “Company”), organized under the laws of the Cayman Islands on November 14, 2007 is a holding corporation with no significant operations or assets other than its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), incorporated in the State of Delaware, United States and Offshore Group Investment Limited (“OGIL”) incorporated in the Cayman Islands and each of their subsidiaries around the world. On June 12, 2008, Vantage Drilling acquired Vantage Energy and OGIL pursuant to a share purchase agreement (“Purchase Agreement”), see Note 3.

Vantage Energy was initially formed on September 8, 2006 as a special purpose acquisition company that was formed to acquire through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction, joint venture or other similar business combination, one or more businesses in the oilfield services industry.  On May 30, 2007, Vantage Energy consummated an initial public offering of 34,500,000 units for total net proceeds of approximately $255.9 million.  Each unit consisted of one share of common stock, $0.001 par value per share and one warrant to purchase one share of common stock at an exercise price of $6.00 per share. Each warrant became exercisable upon our completion of a business combination and expires on May 24, 2011. Preceding consummation of the public offering certain officers, directors and initial shareholders purchased a combined total of 375,000 units and 3,000,000 warrants at the prices of $8.00 per unit and $1.00 per warrant for a total of $6,000,000 from Vantage Energy.

OGIL was formed to consolidate the drilling assets of F3 Capital, including construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement for an ultra-deepwater drillship and an option for the purchase of a second ultra-deepwater drillship currently under development.

2.  Basis of Presentation and Significant Accounting Policies

The interim consolidated financial information as of June 30, 2008, for the six and three month periods ended June 30, 2008 and 2007 and the inception to date periods has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Vantage Drilling is considered to be a development stage company and as such the financial statements included herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Vantage Drilling completed the business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”).   In accordance with SFAS No. 141 Business Combinations, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination.  Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

Cash and Cash Equivalents:  Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash:  Consists of cash and cash equivalents posted as collateral for contract bids.

Restricted Cash Held In Trust.  Consists of net proceeds from our initial public offering placed in a trust account, invested in money market funds as of December 31, 2007. Upon shareholder approval of the Acquisition, the funds were released from the trust account and partially used for the Acquisition.

Property and Equipment:  Consists of furniture and fixtures and computer equipment, depreciated, upon placement in service, over estimated useful lives ranging from three to seven years on a straight-line basis, and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs and drillships under construction are included in Property and Equipment.

Acquisition Costs:  Consists of costs incurred directly related to the acquisition of OGIL as described above. These costs, which consisted primarily of consulting fees, legal fees and the costs of obtaining a fairness opinion on the Acquisition were allocated to the fair values of the assets acquired.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest costs capitalized during the three months ended June 30, 2008 totaled approximately $53,600.

Common Stock, Subject to Possible Redemption:  Pursuant to the terms of our initial public offering, public stockholders could have redeemed their shares of common stock for a pro-rata share of the funds held in trust. The shares available for redemption were limited to 29.99% of the shares issued in our initial public offering.

We recorded the common stock subject to possible redemption at their estimated fair value at the date of issuance, which we determined to be the pro-rata share of the funds held in trust upon completion of the initial public offering less the portion of the deferred underwriters’ fees applicable to the shares. The value of shares subject to possible redemption are revalued as of the balance sheet date to represent their pro-rata share of the funds held in trust less applicable taxes as of that date. The amount recorded for common stock subject to possible redemption was reclassified to additional paid-in capital, with the exception of the value of two shares of common stock that were redeemed.

Income Taxes:  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Earnings per Common Share:  Basic income (loss) per common share has been based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted income per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into common stock (using the treasury stock method). The calculation of diluted weighted average shares outstanding excludes 14,034,982 and 1,250,000 common shares for the three months ended June 30, 2008 and 2007, respectively, and 2,562,750, 1,250,000 and 2,562,750 common shares for the six months ended June 30, 2008 and 2007 and for the period from inception (September 8, 2006) to June 30, 2008, respectively, issuable pursuant to outstanding stock options or warrants because their effect is anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30,
	2008	2007
Net income loss available to common shares (numerator)	$(530,911)	$648,148
Weighted average common shares outstanding (denominator)	49,334,706	19,380,495
Basic EPS	$(0.01)	$0.03

Net income available to common shares (numerator)	$(530,911)	$648,148
Weighted average common shares outstanding (denominator)	49,334,706	19,380,495
Options	—	—
Warrants	—	2,504,016
Adjusted weighted average shares	49,334,706	21,884,510
Diluted EPS	$(0.01)	$0.03

	Six Months Ended June 30,		For the Period September 8, 2006
	2008	2007	(Inception) to June 30, 2008
Net income available to common shares (numerator)	$639,965	$648,039	$5,093,338
Weighted average common shares outstanding (denominator)	45,854,853	13,473,066	29,404,249
Basic EPS	$0.01	$0.05	$0.17

Net income available to common shares (numerator)	$639,965	$648,039	$5,093,338
Weighted average common shares outstanding (denominator)	45,854,853	13,473,066	29,404,249
Options	—	—	—
Warrants	18,991,095	1,258,925	5,076,737
Adjusted weighted average shares	64,845,948	14,731,991	34,480,986
Diluted EPS	$0.01	$0.04	$0.15

Concentration of Credit Risk:  Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. Our restricted cash is invested in certificates of deposits.

Stock-Based Compensation: We account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we record the fair value attributable to stock options based on the Black-Scholes option pricing model and the market price on date of grant for our restricted stock grants. The fair values are amortized to expense over the service period required to vest the stock options and stock grants. In June 2008, we granted 1,312,750 stock options at an exercise price of $8.40 per option and 1,616,850 restricted shares valued at $8.40 per share. We recognized $183,825 of stock-based compensation in the three and six month periods ended June 30, 2008.

Use of Estimates:  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  While management believes current estimates are appropriate and reasonable, actual results could differ from those estimates.

Fair value of financial instruments:  The fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented in the balance sheets due to the short-term of these instruments.

Recent Accounting Standards:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are evaluating the effect, if any, that SFAS No. 162 will have on our financial statements.

In May 2008, the FASB issued FASB Staff Position No. ARB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP ARB 14-1”). FSP ARB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of FSP ARB 14-1 on January 1, 2009. We do not expect the adoption to significantly impact our consolidated financial position, results of operations or cash flows.

3.  Acquisition of OGIL

On August 30, 2007 (as amended December 3, 2007), Vantage Energy entered into the Purchase Agreement pursuant to which it and OGIL agreed to be acquired by Vantage Drilling. The Acquisition was approved by shareholders of Vantage Energy on June 10, 2008 and was completed on June 12, 2008. The Acquisition was structured such that Vantage Energy and OGIL became wholly owned subsidiaries of Vantage Drilling in a series of steps as outlined below.

Vantage Drilling acquired Vantage Energy pursuant to a merger transaction that is summarized as follows:

(i)	We created a transitory merger subsidiary and merged such subsidiary with and into Vantage Energy, with Vantage Energy surviving;

(ii)	We exchanged, on a one for one basis, all outstanding units, shares of common stock and warrants of Vantage Energy for newly issued units, ordinary shares and warrants of Vantage Drilling; and

(iii)
Vantage Energy became, as a result, wholly-owned by Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling have the same terms and conditions as those issued by Vantage Energy except that their issuance is governed by the laws of the Cayman Islands.

The Company purchased, through a structured acquisition, all the issued ordinary shares of OGIL. OGIL’s assets consist of the construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement for an ultra-deepwater drillship and an option for the purchase of a second ultra-deepwater drillship currently under development.

We acquired all of the issued ordinary shares of OGIL from F3 Capital for the aggregate consideration of $331.0 million plus Closing Adjustments, consisting of the following:

(i)
an aggregate of $275.0 million Company Units (33,333,333 Units), with each Unit consisting of one ordinary share and 0.75 warrants to purchase one ordinary share at an exercise price of $6.00 per share (such warrants are exercisable into an aggregate of 25,000,000 ordinary shares); and

(ii)	a promissory note issued by us in the amount of approximately $56.0 million plus Closing Adjustments and which was repaid in full at closing in the amount of approximately $48.3 million.

We accounted for the Acquisition in accordance SFAS No. 141, Business Combinations and determined that the acquirer for purposes of accounting for the business combination was Vantage Energy. The total consideration paid for Vantage Drilling and OGIL, including the amounts described above, the shipyard payments due from January 1, 2008 through the acquisition date, and the acquisition costs allocated to the assets acquired was approximately $488.4 million.    In determining the fair value of the assets and liabilities of Vantage Drilling and OGIL, we applied SFAS No. 157, Fair Value Measurements with the estimates primarily based on a discounted cash flow analysis.

The following represents the preliminary fair value of the assets and liabilities acquired:

Cash	$23,746
Other current assets	316,589
Property and equipment	245,153
Assets under construction	488,396,605
Accrued Liabilities	(452,971)
Payables to affiliates	$(3,064,003)

4.  Debt

On June 12, 2008, we entered into a $440.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific 375 jackup rigs. The Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we have established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts.

The maturity date for each tranche of the Term Loan and Revolving Loan will be seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after June 30, 2017. Each tranche under the Term Loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. A balloon payment of $24.0 million will be due at maturity together with the last quarterly installment. Each tranche of the Top-up Loan will be repaid in full, in equal quarterly installments, during the relevant drilling contract period. Any outstanding amount of the Revolving Loan tranche will be repayable in full on the maturity date.  The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding Top-Up Loan, second to the outstanding Term Loan and third to any outstanding Revolving Loan.

The interest rate for each of the Credit Facilities is based on LIBOR plus a margin (“Applicable Margin”) ranging from 1.75% to 2.75%. The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. As of June 30, 2008, we have borrowed $34.0 million under the Credit Agreement.

We are subject to certain limitations under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a covenant which limits capital expenditures, a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations.

5.  Income Taxes

The provision for income taxes consists of the following:

	Six Months Ended June 30,		For the Period September 8, 2006
	2008	2007	(inception) to June 30, 2008
Current	$1,301,562	$384,318	$3,907,364
Deferred	(818,194)	(48,952)	(1,125,432)
Total	$483,368	$335,366	$2,781,932

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Six Months Ended June 30,		For the Period September 8, 2006
	2008	2007	(inception) to June 30, 2007
Income tax expense computed at statutory rates	$480,289	$334,312	$2,775,993
Non-deductible expenses	3,079	1,054	5,939
Total	$483,368	$335,366	$2,781,932

Our deferred tax asset at June 30, 2008 totaled $1.1 million and consisted primarily of start-up expenses not currently deductible. We had no deferred tax assets or liabilities at June 30, 2007.

6.  Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of June 30, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

As of June 30, 2008, we had approximately $285.5 million of commitments related to the construction contracts for the four Baker Marine Pacific 375 jackups and $676.0 million of commitment related to the purchase of our drillship.  Additionally, we anticipate exercising our purchase option for a second drillship for $695.0 million; if we elect to not exercise our purchase option, we will be required to pay a $10.0 million termination fee.  In preparing our rigs for operations, we have made approximately $19.7 million of commitments for the purchase of critical spares, design modifications and inventory.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is intended to assist you in understanding our financial position at June 30, 2008, and our results of operations for the three and six months ended June 30, 2008 and 2007. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We are a development stage international drilling company focused on developing and operating a fleet of high-specification drilling rigs.  On June 12, 2008, we completed our acquisition of Offshore Group Investment Limited (“OGIL”) acquiring the construction contracts for four Baker Marine Pacific 375 jackup rigs, a contract for the purchase of a ultra-deepwater high-specification drillship and the option for a second ultra-deepwater high-specification drillship, currently under development.

Jackups. The Baker Marine Pacific Class 375 ultra-premium jackup rig is an independent leg, cantilever, non-harsh environment jackup rig with a drilling depth of approximately 30,000 feet and may operate in water depths up to 375 feet, depending on ocean and ocean floor conditions. A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support and then the hull is raised out of the water into position to conduct drilling and workover operations. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter deck, and other operating equipment. The cantilever feature allows the drilling platform to be extended out from the hull, permitting the rig to perform drilling and workover operations over pre-existing platforms and structures.

 Drillship. The drillships are dynamically positioned self-propelled ultra deepwater drillship with a drilling depth of approximately 30,000 feet and may operate in water up to a depth of 12,000 feet.  The computer controlled dynamic positioning system allows the rig to be positioned over the drillsite during operations.   The rig hull includes the drilling rig, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter deck, and other operating equipment.  Drillships are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect global demand for offshore contract drilling services to remain strong, driven by increasing worldwide demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies.

Worldwide demand for jackups in recent years has exceeded supply which has resulted in record dayrates and near full utilization of the worldwide jackup fleet.  We believe there are approximately 78 jackups being developed or currently under construction for delivery through the end of 2010, which includes the jackups acquired by the Company.  During 2008, dayrates have remained near historically high levels however, rates in certain geographic markets have recently moderated slightly as many of the newbuilds are approaching their initial delivery dates.  Although market forecast still show that the incremental supply of jackups is not adequate to meet the incremental demand, several factors, including the increase supply of jackups, the geographic concentration of the newbuild jackups in Southeast Asia and the newbuild operators’ desire to obtain long-term work to secure future cash flows, have increased the recent contracting volatility.  We anticipate that this volatility will continue through the remainder of 2008 and into 2009 with the long-term trend of increasing jackup rates remaining intact.

We also anticipate that we may continue to see more divergence in the dayrates for older jackup rigs versus higher specification newbuild jackup rigs as contractors owning older rigs may offer lower rates for their rigs in order to get longer term contracts. This is due to the competitive advantages of newbuild jackups, including those delivered in recent years and the jackups currently under construction, offering enhanced drilling capabilities when compared to the older less sophisticated jackups that allow the rigs to drill faster and safer, achieve greater drilling depths, operate in deeper water, and perform more challenging drilling operations required by customers. We believe that these enhanced drilling capabilities will allow the newbuild rigs to sustain the current market dayrates while the older rigs achieve moderately reduced rates.

The market for deepwater (> 4,000 ft.) and ultra-deepwater (>7,500 ft.) has been very strong in recent years and continues to experience increasing dayrates in 2008 as demand for deepwater and ultra-deepwater rigs has exceeded supply. We believe that customer requirements for deepwater drilling capacity will continue to expand as a result of recent successes in exploratory drilling and the need for rigs to complete and maintain existing deepwater offshore developments. We believe that higher prices for oil will continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries beyond 2010. We believe there are approximately 77 deepwater and ultra-deepwater rigs (including both drillships and semisubmersibles) being developed or currently under construction for delivery through the end of 2011, which will add to the worldwide supply.  Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs.  Based on the results of recent tenders and market analysis, we believe that the market for deepwater and ultra-deepwater drilling rigs is significantly under supplied and anticipate more newbuild rigs to be announced.  However, we anticipate that these additional newbuild rigs will not be available until after the delivery of our ultra-deepwater drillships.

We anticipate that personnel costs will continue to trend higher, especially for the higher specification equipment, due to the increased level of activity in the drilling industry escalating the competition for skilled labor. Lead times and costs for certain critical equipment components essential to the operation of rigs are anticipated to increase due to limitations in manufacturing capacity. We expect that with the current dayrate environment, we will be able to absorb these costs and maintain favorable margins.

Results of Operations

We have little operating history. Our activity since inception has been to prepare for our fundraising through an offering of our equity securities and, subsequently, to complete a business combination. We completed our initial public offering on May 30, 2007 and the acquisition of OGIL on June 12, 2008. We will not generate any operating income until the construction of the rigs is completed and the rigs are working under day-rate contracts. Until the Acquisition, we generated non-operating income in the form of interest income on the cash held in our trust account.

For the three and six month periods ended June 30, 2008, general and administrative expenses were approximately $2.0 million and $2.7 million, respectively. This compares to general and administrative expenses of approximately $144,000 for both of the comparable periods in 2007. The increases are primarily due to increased expenses incurred for the establishment of a corporate office, hiring of personnel, stock-based compensation expense, expenses incurred to evaluate business combinations, travel expenses and professional fees associated with the establishment of governance, operating and administrative policies and procedures. Additionally, we established operating subsidiaries to recruit and train the international workforce to complete the construction and begin the operation of the jackup rigs and the drillship and opened an office in Singapore where the jackup rigs are being constructed.

 Interest income for the three and six month periods ended June 30, 2008 was approximately $1.3 million and  $3.8 million, respectively. Interest income was approximately $1.1 million for both the three and six month periods ended June 30, 2007. The increases in 2008 over 2007 is primarily due to generating interest income on the net proceeds of our May 2007 initial public offering of approximately $270.0  million for essentially all of 2008 as compared to a month in 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $77.3 milion of cash available for general corporate purposes. Additionally, we have posted approximately $600,000 of cash as collateral for bid tenders. The cash was generated by the proceeds from our initial public offer, our private placement, interest earned on the funds less administrative and tax expenses and borrowings of $34.0 million under the Credit Agreement.

Use of Funds Available for General Corporate Purposes.  We are currently incurring operating expenses for administration, investor relations, executive, legal, treasury and accounting functions and for building our management information systems, which we believe are critical to successfully deploying the jackup rigs and drillship once the construction has been completed. We are also currently incurring operating expenses for developing operational systems, developing the international human resource function, developing training and safety programs, marketing the jackup rigs and drillship, and providing technical assistance to the shipyard construction. These efforts are critical to successfully contracting and deploying the jackup rigs and drillship, as the construction is completed.

Use of Funds Held in Trust.  Under the terms of our initial public offering of stock, the funds were released to us for general corporate purposes in June 2008 when we completed the acquisition of OGIL. We used the funds held in trust to (i) fund the $56.0 million non-equity portion of the total consideration to be paid for the shares of OGIL, as adjusted pursuant to the purchase agreement, (ii) make scheduled shipyard payments for the construction of the jackup rigs, (iii) pay the deferred underwriting fee of $8.3 million, (iv) pay income taxes and (v) fund ongoing operations.

On June 12, 2008, we entered into a $440.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific 375 jackup rigs. The Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we have established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts.

The maturity date for each tranche of the Term Loan and Revolving Loan will be seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after June 30, 2017. Each tranche under the Term Loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. A balloon payment of $24.0 million will be due at maturity together with the last quarterly installment. Each tranche of the Top-up Loan will be repaid in full, in equal quarterly installments, during the relevant drilling contract period. Any outstanding amount of the Revolving Loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding Top-Up Loan, second to the outstanding Term Loan and third to any outstanding Revolving Loan.

 The interest rate for each of the Credit Facilities is based on LIBOR plus a margin (“Applicable Margin”) ranging from 1.75% to 2.75%.  The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig.  The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. As of June 30, 2008, we have borrowed $34.0 million under the Credit Agreement.

We are subject to certain limitations under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a covenant which limits capital expenditures, a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The purchase agreement for the drillship is for total consideration of $676.0 million, which includes change orders requested by us including an upgrade to the derrick pipe handling capability and modification to the hull design. Thirty percent (30%) of the drillship’s purchase price will be paid in September 2008 with the balance payable upon acceptance of the completed drillship. Of the total consideration of $331.0 million paid for the shares of OGIL, $8.0 million will be applied against the September 2008 drillship payment. In addition to the consideration paid for the drillship, we anticipate incurring approximately $40.0 million of rig outfitting and completion costs, critical spares and inventory, $16.5 million of shipyard supervision expenses and $28.0 million of start-up costs including maintaining rig crews prior to starting the initial drilling operation, commission costs in excess of commission provided by the shipyard to comply with the Company’s operating standards.  These costs do not include any interest capitalization.

We anticipate exercising the option in November 2008 for the second drillship for total consideration of $695.0 million which will require us to make a payment of thirty percent (30%) of the drillship's purchase price in December 2008.  We will have scheduled payments in June 2009 and December 2009 of ten percent (10%) with the remaining balance of 50% due upon delivery in July 2011.  In addition to the consideration paid for the drillship, we anticipate incurring approximately $40.0 million of rig outfitting and completion costs, critical spares and inventory, $18.5 million of shipyard supervision expenses and $28.2 million of start-up costs including maintaining rig crews prior to starting the initial drilling operation, commission costs in excess of commission provided by the shipyard to comply with the Company’s operating standards.  These costs do not include any interest capitalization.

We also anticipate spending an additional $40.0 million for fleet spares which we believe prudent to the operation of a fleet of four high-specification jackups and two ultra-deepwater drillships and may be required to contract the rigs with certain operators.  These fleet spares include, among other items, spare thrusters, risers and blowout preventer parts.  Each of these items has a very long lead time to acquire and in the event of a mechanical failure would prevent the rig from operating at full capacity.  We believe it is critical to our goal of providing best-of-class service to our customers that we maintain these fleet spares and can ensure that we provide our services to our customers with minimal disruption.

Should we be delinquent in making any payments to Mandarin or any its affiliates, we will make Mandarin or any of its affiliates whole for their payments to the shipyard  including any unfavorable fluctuations in interest rates or exchange rates from the time that Mandarin makes the payment until we make Mandarin or its affiliate whole.

We intend to secure additional financing in the form of debt and equity in order to fund our scheduled drillship payments.   We have received indicative term sheets from potential lenders which we are evaluating.  Each of the term sheets has conditions which must be achieved prior to finalization of terms and conditions including amortization periods, interest rates, required equity contributions and total funding available.  These principle conditions include the dayrate and length of the operating agreement, the credit quality of our customer, the anticipated operating costs, applicable tax rates and other factors that impact the future cash flows available to service the debt.  While our discussions with potential lenders have been favorable, there can be no assurances that adequate debt and equity financing will be available or available on acceptable terms to fund the purchase of the drillships.

Contingent Obligations.  We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of June 30, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

Contemporaneously with the consummation of our initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,250,000 units at $9.60 per unit. The units issuable upon exercise of this option are identical to the other units outstanding except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the initial public offering).

As of June 30, 2008, we had approximately $285.5 million of commitments related to the construction contracts for the four Baker Marine Pacific 375 jackups and $668.0 million of commitment related to the purchase of our drillship.  Additionally, we anticipate exercising our purchase option for a second drillship for $695.0 million; if we elect not to exercise our purchase option, we will be required to pay a $10.0 million termination fee.  In preparing our rigs for operations, we have made approximately $19.7 million of commitments for the purchase of critical spares, design modifications and inventory.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 2 of the Notes to Financial Statements included in our Annual Report on Form 10-K  for the year ended December 31, 2007.

Property and Equipment:  Consists of furniture and fixtures and computer equipment, depreciated, upon placement in service, over estimated useful lives ranging from three to seven years on a straight-line basis, and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs and drillships under construction are included in Property and Equipment.

Acquisition Costs:  Consists of costs incurred directly related to the acquisition of OGIL as described above. These costs, which consisted primarily of consulting fees, legal fees and the costs of obtaining a fairness opinion on the Acquisition were allocated to the fair values of the assets acquired.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest costs capitalized during the three months ended June 30, 2008 totaled approximately $53,600.

Stock-Based Compensation: We account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we record the fair value attributable to stock options based on the Black-Scholes option pricing model and the market price on date of grant for our restricted stock grants. The fair values are amortized to expense over the service period required to vest the stock options and stock grants. In June 2008, we granted 1,312,750 stock options at an exercise price of $8.40 per option and 1,616,850 restricted shares valued at $8.40 per share. We recognized $183,825 of stock-based compensation in the three and six month periods ended June 30, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are evaluating the effect, if any, that SFAS No. 162 will have on our financial statements.

In May 2008, the FASB issued FASB Staff Position No. ARB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP ARB 14-1”). FSP ARB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We will adopt the provisions of FSP ARB 14-1 on January 1, 2009. We do not expect the adoption to significantly impact our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective.

In April 2008 we appointed a new Chief Accounting Officer, who will oversee our accounting and financial reporting requirements, and in May 2008, we appointed a new General Counsel. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 10, 2008, Vantage Energy held a special meeting of stockholders. Holders of 32,330,616 shares of Vantage Energy’s common stock, par value $0.001 per share (the “Common Stock”), were represented at the meeting.   At the meeting, the stockholders approved the following matters.

1.  The acquisition of all of the issued shares of OGIL, pursuant to the Purchase Agreement, dated as of August 30, 2007, as amended on December 3, 2007, by and among Vantage Energy, F3 Capital, OGIL and the Company was approved and received the following votes:

Number of
Votes Received
For	32,324,114
Against	2
Abstain	6,500

2.  The merger of a wholly owned subsidiary of the Company with and into Vantage Energy pursuant to the Merger Agreement dated as of March 31, 2008, was approved and the received the following votes:

Number of
Votes Received
For	30,887,281
Against	2
Abstain	1,443,333

3.  The amendment to Vantage Energy’s amended and restated certificate of incorporation to remove certain provisions containing procedural and approval requirements applicable to Vantage Energy prior to the consummation of the business combination transaction was approved and received the following votes:

Number of
Votes Received
For	30,887,281
Against	2
Abstain	1,443,333

4.  The amendment to Vantage Energy’s amended and restated certificate of incorporation to increase the amount of authorized shares of Common Stock from 82,750,000 to 100,000,000 was approved and received the following votes:

Number of
Votes Received
For	30,307,541
Against	3,942
Abstain	2,019,133

5.  The 2007 Long-Term Incentive Plan pursuant to which Vantage Energy, or the Company upon consummation of the acquisition and merger described above, may issue up to 7,500,000 shares of Common Stock was approved and received the following votes:

Number of
Votes Received
For	28,777,881
Against	2,115,902
Abstain	1,436,833

6.  The following directors were elected to serve as Class I directors until the 2009 annual meeting of stockholders or until their successors have been duly elected and qualified:

	Number of Votes Received
Name	For	Withheld
Paul A. Bragg	30,893,281	1,437,335
Jorge E. Estrada	30,892,341	1,438,275
John R. Russell	30,892,341	1,438,275

7.  The appointment of UHY LLP as the Company’s independent auditor for fiscal year 2008 was ratified and received the following votes:

Number of
Votes Received
For	30,884,321
Against	8,962
Abstain	1,437,333

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

  ______________________
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH

Douglas G. Smith
Chief Financial Officer and Treasurer
Date: August 13, 2008		(Principal Financial and Accounting Officer)