Form 10-Q/A
period 2008-06-30
Vantage Drilling CO
filed 2008-08-19
CIK 1419428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Vantage Drilling Company is filing this Amendment No.1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on August 14, 2008, to correct typographical errors contained in Part I, Item 1 “Financial Statements (Unaudited) - Note 6. Commitments and Contingencies” and Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations.”  Other than the changes to those sections, all other information included in the initial filing is unchanged.

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

As of June 30, 2008, we had approximately $376.0 million of commitments related to the construction contracts for the four Baker Marine Pacific 375 jackups and $668.0 million of commitment related to the purchase of our drillship.  Additionally, we anticipate exercising our purchase option for a second drillship for $695.0 million; if we elect to not exercise our purchase option, we will be required to pay a $10.0 million termination fee.  In preparing our rigs for operations, we have made approximately $19.7 million of commitments for the purchase of critical spares, design modifications and inventory.

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

As of June 30, 2008, we had approximately $376.0 million of commitments related to the construction contracts for the four Baker Marine Pacific 375 jackups and $668.0 million of commitment related to the purchase of our drillship.  Additionally, we anticipate exercising our purchase option for a second drillship for $695.0 million; if we elect not to exercise our purchase option, we will be required to pay a $10.0 million termination fee.  In preparing our rigs for operations, we have made approximately $19.7 million of commitments for the purchase of critical spares, design modifications and inventory.

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

PART II—OTHER INFORMATION

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

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH

Douglas G. Smith
Chief Financial Officer and Treasurer
Date: August 19, 2008		(Principal Financial and Accounting Officer)