Form 10-Q/A
period 2008-06-30
Vantage Drilling CO
filed 2008-09-12
CIK 1419428

_________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Large accelerated filer ☐	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

Number of shares of common stock of Vantage Drilling Company issued and outstanding as of August 1, 2008:  75,708,331 shares of common stock, par value $0.001 per share.

___________________________________________________________________________

Vantage Drilling Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on August 14, 2008, to correct typographical errors contained in Part I, Item 4 Controls and Procedures.  Other than the changes to that section and the changes made by Amendment No. 1, all other information included in the initial filing is unchanged.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	1

Item 4. Controls and Procedures	1

PART II —OTHER INFORMATION	1

Item 6. Exhibits	1

PART I — FINANCIAL INFORMATION

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II — OTHER INFORMATION

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

VANTAGE DRILLING COMPANY

	By:	/s/ Douglas G. Smith

Douglas G. Smith
Chief Financial Officer and Treasurer
Date: September 12, 2008		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*