Form 10-Q
period 2008-09-30
Vantage Drilling CO
filed 2008-11-14
CIK 1419428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock of Vantage Drilling Company issued and outstanding as of November 1, 2008: 75,708,333 shares of common stock, par value $0.001 per share.

SAFE HARBOR STATEMENT

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This quarterly report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” “project,” “predict,” “continue” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to:

•	our being a development stage company with no operating history;

•	our dependence on key personnel;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	our ability to obtain additional financing;

•	risk associated with operating in the oilfield services industry;

•	contract commencements;

•	commodity prices;

•	utilization rates and dayrates;

•	contract awards;

•	construction completion, delivery and commencement of operations dates;

•	future activity in the jackup rig and deepwater market sectors;

•	market outlook for our various classes of rigs;

•	capacity constraints for ultra-deepwater rigs and other rig classes;

•	effects of new rigs on the market;

•	operations in international markets;

•	general economic conditions; and

•
those risks and uncertainties described under “Item 1A. Risk Factors” included herein and detailed in our Report on Form 10-K for the period ended December 31, 2007, filed with the Securities and Exchange Commission

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this current report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,046,376	$1,262,625
Restricted cash	1,100,000	—
Restricted cash held in trust account	—	273,109,051
Prepaid expenses and other current assets	383,431	87,075
Total current assets	14,529,807	274,458,751
Property and Equipment:
Property and equipment	596,954,528	122,072
Accumulated depreciation	(33,376)	(10,421)
Property and equipment, net	596,921,152	111,651
Other Assets:
Deferred income taxes	1,831,830	311,607
Other assets	8,690,542	756,771
Total other assets	10,522,372	1,068,378
Total assets:	$621,973,331	$275,638,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,025,716	$61,518
Accrued liabilities	2,163,445	578,618
Deferred underwriters fee	—	8,280,000
Income taxes payable	—	310,171
Total current liabilities	4,189,161	9,230,307

Long- term debt	79,000,000	—
Common stock, subject to possible redemption, 10,346,550 shares at redemption value	—	79,286,965
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 400,000,000 and 100,000,000 shares authorized, and 75,708,331 and 42,375,000 shares issued and outstanding	75,708	42,375
Additional paid-in capital	541,196,324	185,159,318
Earnings accumulated during the development stage	(2,487,862)	1,919,815
Total stock holders’ equity	538,784,170)	187,121,508
Total liabilities and stockholders’ equity:	$621,973,331	$275,638,780

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue	$—	$—
Operating costs and expenses
Operating costs	1,997,502	—
General and administrative	3,412,903	255,475
Depreciation	10, 606	4,183
Total operating costs and expenses	5,421,011	259,658

Loss from operations	(5,421,011)	(259,658)
Other income (expense)
Interest income	257,477	3,376,287
Interest expense	—	—
Total other income (expense)	257,477	3,376,287

Income (loss) before income taxes	(5,163,534)	3,116,629
Income tax provision (benefit)	(613,183)	1,062,046
Net income (loss)	$(4,550,351)	2,054,583

Earnings Per Share
Basic	$(0.06)	0.05
Diluted	(0.06)	0.04

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		For the Period September 8, 2006 (inception) to September 30,
	2008	2007	2008
Revenue	—	—	—
Operating costs and expenses
Operating costs	2,242,733	—	2,242,733
General and administrative	5,863,406	399,452	6,800,107
Depreciation	22,954	5,606	33,375
Total operating costs and expenses	8,129,093	405,058	9,076,215

Loss from operations	(8,129,093)	(405,058)	(9,076,215)
Other income (expense)
Interest income	4,088,891	4,505,092	11,787,951
Interest expense	—	—	—
Total other income (expense)	4,088,891	4,505,092	11,787,951

Income (loss) before income taxes	(4,040,202)	4,100,034	2,711,736
Income tax provision (benefit)	(129,815)	1,397,412	2,168,749
Net income (loss)	$(3,910,387)	2,702,622	$542,987

Earnings Per Share
Basic	(0.07)	0.12	$0.02
Diluted	(0.07)	0.10	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		For the Period September 8, 2006 (inception) to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,910,387)	2,702,622	542,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	22,954	5,606	33,375
Amortization of debt financing costs	256,529	—	256,529
Stock-based compensation expense	1,286,099	__	1,286,099
Deferred income tax expense	(1,520,223)	(134,319)	(1,831,830)
Changes in operating assets and liabilities:
Restricted cash	(1,100,000)	—	(1,100,000)
Prepaid expenses and other assets	(710,021)	47,484	(797,097)
Accounts payable	1,964,198	1,642,790	2,025,716
Accrued liabilities	1,274,657	—	2,163,446
Net cash provided by operating activities	(2,436,194)	4,264,183	2,579,225
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(213,396,605)	—	(213,396,605)
Additions to property and equipment	(108,435,850)	(99,477)	(108,557,922)
Deferred acquisition costs	756,771	—	—
Restricted cash held in trust account	273,109,051	(272,215,092)	—
Net cash provided by (used in) investing activities	(47,966,633)	(272,314,569)	(321,954,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreement	79,000,000	—	79,000,000
Debt issuance costs	(8,533,406)	—	(8,533,406)
Advances from stockholders of OGIL	3,300,000	—	3,300,000
Repayments of advances from stockholders of OGIL	(3,300,000)	—	(3,300,000)
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from issuance of common stock and warrants in private placement	—	6,000,000	6,000,000
Proceeds from issuance of common stock and warrants to public stockholders	—	255,930,000	255,930,000
Proceeds from issuance of option to purchase common stock and warrants to underwriters	—	100	100
Proceeds from notes payable-stockholders	—	85,800	275,000
Repayment of notes payable-stockholders	—	(275,000)	(275,000)
Proceeds from deferred underwriters fee	—	8,280,000	8,280,000
Repayment of deferred underwriters fee	(8,280,000)	—	(8,280,000)
Redemption of common stock	(16)	—	(16)
Net cash provided by financing activities	62,186,578	270,020,900	332,421,678
Net increase (decrease) in cash and cash equivalents	11,783,751	1,970,514	13,046,376
Cash and cash equivalents—beginning of period	1,262,625	33,790	—
Cash and cash equivalents—end of period	13,046,376	2,004,304	13,046,376

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
SUPPLEMENTAL INFORMATION
(Unaudited)

	Nine Months Ended September 30,		For the Period September 8, 2006 (inception) to September 30,
	2008	2007	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	1,750,016	—	4,050,016
Non-cash investing and financing transactions
Issuance of common stock and warrants for acquisition	(275,000,000)	—	(275,000,000)
Increase in common stock, subject to possible redemption	—	76,753,407	—

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Background

Vantage Drilling Company (“we”, “our”, “us”, “Vantage Drilling” or  the “Company”), organized under the laws of the Cayman Islands on November 14, 2007 is a holding corporation with no significant operations or assets other than its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), incorporated in the State of Delaware, United States and Offshore Group Investment Limited (“OGIL”) incorporated in the Cayman Islands and each of their subsidiaries around the world. On June 12, 2008, Vantage Drilling completed its business combination with Vantage Energy and OGIL pursuant to a share purchase agreement (“Purchase Agreement”).

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

2.  Basis of Presentation and Significant Accounting Policies

The interim consolidated financial information as of September 30, 2008, for the three and nine month periods ended September 30, 2008 and 2007 and the inception to date periods has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

We are considered to be a development stage company and as such the financial statements included herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Vantage Drilling completed its business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”).   In accordance with SFAS No. 141 Business Combinations, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination.  Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

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

Property and Equipment:  Consists of furniture and fixtures and computer equipment, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs and drillships under construction are included in Property and Equipment.

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

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest costs capitalized during the three and nine months ended September 30, 2008 totaled approximately $1,659,000 and $1,712,000, respectively.

Common Stock, Subject to Possible Redemption:  Pursuant to the terms of the  initial public offering, public stockholders could have redeemed their shares of common stock of Vantage Energy for a pro-rata share of the funds held in trust. The shares available for redemption were limited to 29.99% of the shares issued in the initial public offering.

We recorded the common stock subject to possible redemption at their estimated fair value at the date of issuance, which we determined to be the pro-rata share of the funds held in trust upon completion of the initial public offering less the portion of the deferred underwriters’ fees applicable to the shares. The value of shares subject to possible redemption were revalued as of the balance sheet date to represent their pro-rata share of the funds held in trust less applicable taxes as of that date. The amount recorded for common stock subject to possible redemption was reclassified to additional paid-in capital, with the exception of the value of two shares of common stock that were redeemed, upon the completion of the Acquisition.

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

Earnings per Common Share:  Basic income (loss) per common share has been based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted income per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into common stock (using the treasury stock method). The calculation of diluted weighted average shares outstanding excludes 7,908,204 and 1,250,000 common shares for the three months ended September 30, 2008 and 2007, respectively, and 11,669,101, 1,250,000 and 2,562,750 common shares for the nine months ended September 30, 2008 and 2007 and for the period from inception (September 8, 2006) to September 30, 2008, respectively, issuable pursuant to outstanding stock options or warrants because their effect is anti-dilutive.

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended September 30,
	2008	2007
Weighted average common shares outstanding for basic EPS	75,708,331	42,375,000
Options	—	—
Warrants	—	7,623,597
Adjusted weighted average shares outstanding for diluted EPS	75,708,331	49,998,597

	Nine Months Ended September 30,		For the Period September 8, 2006 (Inception) to
	2008	2007	September 30, 2008
Weighted average common shares outstanding for basic EPS	55,878,649	23,212,912	35,061,587
Options	—	—	—
Warrants	—	3,401,566	5,502,990
Adjusted weighted average shares outstanding for diluted EPS	55,878,649	26,614,478	40,564,577

Concentration of Credit Risk:  Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. Our restricted cash is invested in certificates of deposits.

Stock-Based Compensation: We account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we record the fair value attributable to stock options based on the Black-Scholes option pricing model and the market price on date of grant for our restricted stock grants. The fair values are amortized to expense over the service period required to vest the stock options and stock grants. We recognized approximately $1.1 million and $1.3 million of stock-based compensation expense, net of capitalized amounts, in the three and nine month periods ended September 30, 2008, respectively.

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

Recent Accounting Standards: In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 133-1 and FIN 45-4 to amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for financial statements issued for reporting periods (annual or interim) ending after November 15, 2008, with early application encouraged. We do not expect the adoption to significantly impact our consolidated financial position, results of operations or cash flows.

3.  Acquisitions

Acquisition of OGIL

On August 30, 2007 (as amended December 3, 2007), Vantage Energy entered into the Purchase Agreement pursuant to which it and OGIL agreed to be acquired by Vantage Drilling. The Acquisition was approved by shareholders of Vantage Energy on June 10, 2008 and was completed on June 12, 2008. The Acquisition was structured such that Vantage Energy and OGIL became wholly owned subsidiaries of Vantage Drilling. Vantage Drilling acquired Vantage Energy, and all outstanding units, shares of common stock and warrants of Vantage Energy were exchanged for newly issued units, ordinary shares and warrants of Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling have the same terms and conditions as those issued by Vantage Energy except that their issuance is governed by the laws of the Cayman Islands.

The Company purchased all the issued ordinary shares of OGIL. OGIL’s assets consist of the construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement with Mandarin Drilling Corporation (“Mandarin”), a subsidiary of TMT Inc. (“TMT”), for an ultra-deepwater drillship, Platinum Explorer, and an option for the purchase of a second ultra-deepwater drillship, the Titanium Explorer, currently under development from an affiliate of TMT.

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

(ii)	a promissory note issued by us in the amount of approximately $56.0 million plus Closing Adjustments and which was repaid at closing in the amount of approximately $48.3 million.

As a result of the Acquisition, the common stock of Vantage Drilling is owned approximately 56% and 44% by the former shareholders of Vantage Energy and TMT (former parent company of OGIL) respectively.  Pursuant to the Purchase Agreement, TMT has the right to appoint three directors to the board of directors of the Company.

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

The following represents the preliminary fair value of the assets and liabilities acquired:

Cash	$23,746
Other current assets	316,589
Property and equipment	245,153
Assets under construction	488,396,605
Accrued Liabilities	(452,971)
Payables to affiliates	$(3,064,033)

Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer

The purchase agreement for the Platinum Explorer required a payment of approximately $194.8 million payable on September 13, 2008 which the Company did not make.  The Company initiated a process to obtain both debt and equity financing for this payment.  However, due to significant unforeseen difficulties in the global debt and equity markets, the Company was not able to complete these funding efforts.  The Company held a general board of directors meeting, including the directors appointed by TMT, on September 21, 2008.  During the meeting, TMT expressed interest in restructuring the agreement between TMT and the Company including taking debt or equity in lieu of the payment.  The board of directors appointed a special committee of the board of directors consisting of independent directors to evaluate both proposals from TMT and other strategic alternatives.  The board of directors authorized management to make a partial payment on the obligation of $32.0 million, which we paid in September 2008.

Management engaged in multiple discussions regarding financing alternatives with banks, investment funds and potential strategic and financial partners and communicated the results of these discussions to the special committee.   On October 27, 2008, management subject to special committee approval and TMT board approval, reached agreement on a proposal, as discussed below, from TMT which was determined to be superior to other alternatives available.  TMT’s board approved the proposal on October 30, 2008 and the special committee of the board approved the proposal on November 3, 2008, subject to final negotiations.

Vantage Drilling and TMT are working to complete the necessary documentation.  The proposal provides that the Platinum Explorer drillship owning entity, Mandarin, will be owned fifty-five percent by TMT and forty-five percent by Vantage Drilling. As consideration for its purchase of the 45% ownership interest, Vantage Drilling, in lieu of further cash consideration, may issue new shares of common stock and/or warrants. TMT will assume all additional shipyard payments prior to the delivery of the Platinum Explorer scheduled for November 2010.  The responsibility for the final shipyard payment and all other development costs, net of any Mandarin debt financing, will be in accordance with the ownership percentage.  The final terms and conditions are subject to the final agreement

The Company agreed to enter into shipyard oversight agreements with Mandarin for the Platinum Explorer and with TMT for the two drillships wholly owned by TMT, the Titanium Explorer and TMT #3. The shipyard oversight agreements will provide Vantage compensation for overseeing the construction of the three drillships.

The Company and TMT have agreed that the Company will enter into management agreements with the owners of the three drillships to market and operate the drillships.  These management agreements will provide the Company with a fixed management fee paid on a dayrate basis plus a percentage of the operating margins that are earned by the drillships.  These management agreements will allow the Company to market the drillships on a worldwide basis prior to the delivery of the drillships. The management fees would become effective following the delivery and acceptance of the drillships.

The Company retains the option to purchase the Titanium Explorer for $695.0 million until November 30, 2008.  TMT and the Company have agreed to modify the termination fee associated with this option in the event that we do not exercise the option to allow the Company to either issue 5 million shares of common stock or pay $10.0 million. We are currently marketing the Titanium Explorer.

4.  Debt

On June 12, 2008, we entered into a $440.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts.

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

The interest rate for each of the Credit Facilities is based on LIBOR plus a margin (“Applicable Margin”) ranging from 1.75% to 2.75%. The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. As of September 30, 2008, we have borrowed $79.0 million under the Credit Agreement.

We are subject to certain restrictive covenants under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a covenant which limits capital expenditures, a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations.

5.  Income Taxes

The provision for income taxes consists of the following:

	Nine Months Ended September 30,		For the Period September 8, 2006(inception) to
	2008	2007	September 30, 2008
Current	$1,382,898	$1,531,731	$4,000,578
Deferred	(1,512,713)	(134,319)	(1,831,829)
Total	$(129,815)	$1,397,412	$2,168,749

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Nine Months Ended September 30,		For the Period September 8, 2006 (inception) to
	2008	2007	September 30, 2007
Income tax expense computed at statutory rates	$(135,587)	$1,393,965	$2,160,117
Non-deductible expenses	5,772	3,447	8,632
Total	$(129,815)	$1,397,412	$2,168,749

Our deferred tax asset at September 30, 2008 totaled $1.8 million and consisted primarily of start-up expenses not currently deductible.

6.  Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of September 30, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

In August 2008, we entered into a two year contract for the Emerald Driller to work in Southeast Asia. The rig is expected to commence operations in early February 2009, following the completion of its construction and commissioning activities in Singapore. The contract is expected to generate approximately $128.3 million in revenue, excluding revenues for cost escalations and client reimbursables, over the initial term. The contract contains operational requirements customary to the drilling industry.

As of September 30, 2008, we had approximately $310.4 million of commitments related to the construction contracts for the four Baker Marine Pacific Class 375 jackups and $636.0 million of commitment related to the purchase of our drillship. In preparing our rigs for operations, we have made approximately $31.1 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training.

7. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)

Assets under construction	$594,587,169	$—
Leasehold improvements	219,817	—
Office and technology equipment	2,147,542	122,072
	596,954,528	122,072
Accumulated depreciation	(33,376)	(10,421)
Property and equipment, net	$596,921,152	$111,651

We capitalize interest costs on the rigs under construction. During the three and nine month periods ended September 30, 2008, we capitalized approximately $1,659,000 and $1,712,000, respectively, of interest costs. We did not capitalize any interest in 2007.

Other Assets

Other assets at September 30, 2008 consisted primarily of debt financing costs of $8.3 million, net of amortization and deposits of $413,600.  At December 31, 2007, other assets consisted of deferred acquisition costs of $756,771 directly related to the acquisition of OGIL.

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)

Interest	$175,487	$—
Property, service and franchise taxes	638,383	134,500
Professional fees	25,000	442,924
Compensation	1,152,922	—
Other	171,653	1,194
	$2,163,445	$578,618

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is intended to assist you in understanding our financial position at September 30, 2008, and our results of operations for the three and nine months ended September 30, 2008 and 2007. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report on Form 10-Q and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

We are a development stage international drilling company focused on developing and operating a fleet of high-specification drilling rigs. We completed our business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”).   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination.  Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008. The Acquisition included the construction contracts for four Baker Marine Pacific Class 375 jackup rigs, a contract for the purchase of an ultra-deepwater high-specification drillship and the option for a second ultra-deepwater high-specification drillship currently under development.

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

Drillship.    The drillships are dynamically positioned self-propelled ultra deepwater drillships with a drilling depth of approximately 30,000 feet and may operate in water up to a depth of 12,000 feet.  The computer controlled dynamic positioning system allows the rig to be positioned over the drillsite during operations.   The rig hull includes the drilling rig, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter deck, and other operating equipment.  Drillships are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity.

Contract for the Emerald Driller

In August 2008, we entered into a two year contract for the Emerald Driller to work in Southeast Asia. The rig is expected to commence operations in early February 2009, following the completion of its construction and commissioning activities in Singapore. The contract is expected to generate approximately $128.3 million in revenue, excluding revenues for cost escalations and client reimbursables, over the initial term. The contract contains operational requirements customary to the drilling industry.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. The current, deteriorating global economic environment has caused a significant decrease in oil and gas prices since the second quarter of 2008.  Crude oil prices that reached an all time high of $147 per barrel (“bbl”) in the second quarter of 2008 declined to approximately $100 per bbl at the end of the third quarter and have continued to decline to approximately $60 per bbl  as of early November 2008.

The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, but the implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our potential customers which combined with lower prevailing oil and natural gas commodity prices, may lead to potential customers to delay or cancel drilling activity. As the global financial crisis limits the access to credit markets, it could result in a protracted decline in global economic growth, which would reduce the demand for oil and gas commodities.  Such a decrease in demand for oil and gas commodities could cause our potential customers to adjust exploration and production spending to lower levels. A reduction in drilling activity may adversely affect the award of new drilling contracts and cause a reduction in dayrates.

The Company’s strategic plan anticipated that the Company would raise funds to support the development of the Platinum Explorer and Titanium Explorer drillships in the form of additional equity and debt financings.  Both the debt and equity markets experienced significant disruption during the third quarter 2008 and continuing through the date of this report.  We were unsuccessful in our efforts to raise the additional funding and have suspended our efforts to complete a debt financing.  As a result, we did not make the September 13, 2008 installment on our purchase agreement for the drillship Platinum Explorer.  In September 2008, as authorized by the board of directors, we made a partial payment of $32.0 million on the obligation.

Worldwide demand for jackups in recent years has exceeded supply which has resulted in record dayrates and near full utilization of the worldwide jackup fleet.  We believe there are approximately 71 jackups being developed or currently under construction for delivery through the end of 2010, which includes the jackups being acquired by the Company.  However, the global credit crisis may significantly impair the rig owners from completing these rigs.During 2008, dayrates have remained near historically high levels however, rates in certain geographic markets have recently moderated slightly as many of the newbuilds are approaching their initial delivery dates.  Although market forecast still show that the incremental supply of jackups is not adequate to meet the incremental demand, several factors, including the increased supply of jackups, the geographic concentration of the newbuild jackups in Southeast Asia and the newbuild operators’ desire to obtain long-term work to secure future cash flows, have increased the recent contracting volatility.  We anticipate that this volatility will continue through the remainder of 2008 and into 2009.

We also anticipate that we may continue to see more divergence in the dayrates and utilization for older jackup rigs versus higher specification newbuild jackup rigs as contractors owning older rigs may offer lower rates for their rigs in order to get longer term contracts; otherwise the older, less capable rigs may not be contracted. This is due to the competitive advantages of newbuild jackups, including those delivered in recent years and the jackups currently under construction, offering enhanced drilling capabilities when compared to the older less sophisticated jackups that allow the rigs to drill faster and safer, achieve greater drilling depths, operate in deeper water, and perform more challenging drilling operations required by customers. We believe that these enhanced drilling capabilities will allow the newbuild rigs to sustain higher levels of utilization and dayrates.

The market for deepwater (> 4,000 ft.) and ultra-deepwater (>7,500 ft.) has been very strong in recent years and continues to experience increasing dayrates in 2008 as demand for deepwater and ultra-deepwater rigs has exceeded supply. We believe that customer requirements for deepwater drilling capacity will continue to expand as a result of recent successes in exploratory drilling and the need for rigs to complete and maintain existing deepwater offshore developments. We believe there are approximately 82 deepwater and ultra-deepwater rigs (including both drillships and semisubmersibles) being developed or currently under construction for delivery through the end of 2011, which will add to the worldwide supply. However, the global credit crisis may significantly impair the rig owners from completing these rigs. Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs.  Based on the results of recent tenders and market analysis, we believe that the market for deepwater and ultra-deepwater drilling rigs is significantly under supplied.

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

Results of Operations

We have little operating history as a company. Our activity since inception has been to prepare for our fundraising through an offering of our equity securities and, subsequently, to complete a business combination. We completed our initial public offering on May 30, 2007 and the acquisition of OGIL on June 12, 2008. We will not generate any operating income until the construction of the rigs is completed and the rigs are working under dayrate contracts. Until the acquisition of OGIL, we generated non-operating income in the form of interest income on the cash held in our trust account. With the acquisition of OGIL, we established an operational base in Singapore to oversee the construction of the rigs and prepare for operation of the rigs upon completion of construction.

For the three and nine month periods ended September 30, 2008, operating expenses were approximately $2.0 million and $2.2 million, respectively. We opened a Singapore office where the jackup rigs are being constructed to recruit and train the international workforce and to complete the construction and begin the operation of the jackup rigs and the drillship. We currently have approximately 30 people in Singapore, most of whom are expatriates, and the expenses include, but are not limited to, salaries and related benefits, leases for living accommodations and cars, schooling costs for dependents, travel and related expenses and stock-based compensation expense associated with the granting of stock options and restricted stock. There were no comparable expenses for the same periods of 2007.

For the three and nine month periods ended September 30, 2008, general and administrative expenses were approximately $3.4 million and $5.9 million, respectively. This compares to general and administrative expenses of approximately $255,000 and 399,000, respectively for the comparable periods of 2007. The increases are primarily due to increased expenses incurred for the establishment of a corporate office, hiring of personnel, stock-based compensation expense, expenses incurred to evaluate potential business combinations, expenses incurred to secure financing for the first drillship, travel expenses and professional fees associated with the establishment of governance, operating and administrative policies and procedures. We currently have 10 fulltime corporate office employees as compared to two at the end of 2007.  Additionally, we established our marketing headquarters in Singapore and have incurred expenses related to the marketing and contracting of the jackup rigs and drillship.

Interest income for the three and nine month periods ended September 30, 2008 was approximately $257,000 and $4.1 million, respectively. Interest income was approximately $3.4 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2007. The decrease in interest income for the three months ended September 30, 2008 as compared to the same period of 2007is the result of having lower cash balances available for investment. Vantage Energy, our predecessor, completed its initial public offering of approximately $270.0 million in May 2007 and substantially all the proceeds were invested in interest bearing securities for the third quarter of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $13.0 million of cash available for general corporate purposes. Additionally, we have posted approximately $1.1 million cash as collateral for bid tenders. The cash was generated by the proceeds from the initial public offering, our private placement, interest earned on the funds less administrative and tax expenses and borrowings of $79.0 million under the Credit Agreement (as defined below). Once we receive and accept the Emerald Driller in December 2008, we will be able to draw up to $20.0 million under the terms of the Top-up Loan (described below) for general corporate purposes.  Additionally, we will be able to draw up to $10.0 million under the terms of the Revolving Loan (described below) to fund working capital for the start-up of the Emerald Driller.

Use of Funds Available for General Corporate Purposes.  We are currently incurring general and administrative expenses for administration, investor relations, executive, legal, marketing, treasury and accounting functions and for building our management information systems, which we believe are critical to successfully deploying the jackup rigs and drillship once the construction has been completed. We are also currently incurring operating expenses for developing operational systems, developing the international human resource function, developing training and safety programs, marketing the jackup rigs and drillship, and providing technical assistance to the shipyard construction. These efforts are critical to successfully contracting and deploying the jackup rigs and drillship, as the construction is completed.

Use of Funds Held in Trust.  Under the terms of the initial public offering, the funds were released to us for general corporate purposes in June 2008 when we completed the acquisition of OGIL. We used the funds held in trust to (i) fund the $56.0 million non-equity portion of the total consideration to be paid for the shares of OGIL, as adjusted pursuant to the purchase agreement, (ii) make scheduled shipyard payments for the construction of the jackup rigs, (iii) pay the deferred underwriting fee of $8.3 million, (iv) pay income taxes and (v) fund ongoing operations.

On June 12, 2008, we entered into a $440.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we have established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts.

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

The interest rate for each of the Credit Facilities is based on LIBOR plus a margin (“Applicable Margin”) ranging from 1.75% to 2.75%.  The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig.  The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. As of September 30, 2008, we have borrowed $79.0 million under the Credit Agreement.

We are subject to certain restrictive covenants under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a covenant which limits capital expenditures, a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The purchase agreement for the Platinum Explorer required a payment of approximately $194.8 million payable on September 13, 2008 which the Company did not make.  The Company initiated a process to obtain both debt and equity financing for this payment.  However, due to significant unforeseen difficulties in the global debt and equity markets, the Company was not able to complete these funding efforts.  The Company held a general board of directors meeting, including the directors appointed by TMT, on September 21, 2008.  During the meeting, TMT expressed interest in restructuring the agreement between TMT and the Company including taking debt or equity in lieu of the payment.  The board of directors appointed a special committee of the board of directors consisting of independent directors to evaluate both proposals from TMT and other strategic alternatives.  The board of directors authorized management to make a partial payment on the obligation on $32.0 million, which we paid in September 2008.

Management engaged in multiple discussions regarding financing alternatives with banks, investment funds and potential strategic and financial partners and communicated the results of these discussions to the special committee.   On October 27, 2008, management subject to special committee approval and TMT board approval, reached agreement on a proposal, as discussed below, from TMT which was determined to be superior to other alternatives available.  TMT’s board approved the proposal on October 30, 2008 and the special committee of the board approved the proposal on November 3, 2008, subject to final negotiations.

Vantage Drilling and TMT are working to complete the necessary documentation.  The proposal provides that the Platinum Explorer drillship owning entity, Mandarin, will be owned fifty-five percent by TMT and forty-five percent by Vantage Drilling. As consideration for its purchase of the 45% ownership interest, Vantage Drilling, in lieu of further cash consideration, may issue new shares of common stock and/or warrants. TMT will assume all additional shipyard payments prior to the delivery of the Platinum Explorer scheduled for November 2010.  The responsibility for the final shipyard payment and all other development costs, net of any Mandarin debt financing, will be in accordance with the ownership percentage.  The final terms and conditions are subject to the final agreement

The Company agreed to enter into shipyard oversight agreements with Mandarin for the Platinum Explorer and with TMT for the two drillships wholly owned by TMT, the Titanium Explorer and TMT #3. The shipyard oversight agreements will provide Vantage compensation for overseeing the construction of the three drillships.

The Company and TMT have agreed that the Company will enter into management agreements with the owners of the three drillships to market and operate the drillships.  These management agreements will provide the Company with a fixed management fee paid on a dayrate basis plus a percentage of the operating margins that are earned by the drillships.  These management agreements will allow the Company to market the drillships on a worldwide basis prior to the delivery of the drillships. The management fees would become effective following the delivery and acceptance of the drillships.

The Company retains the option to purchase the Titanium Explorer for $695.0 million until November 30, 2008.  TMT and the Company have agreed to modify the termination fee associated with this option in the event that we do not exercise the option to allow the Company to either issue 5 million shares of common stock or pay $10.0 million. We are currently marketing the Titanium Explorer.

We also anticipate spending an additional $40.0 million for fleet spares which we believe prudent to the operation of a fleet of four high-specification jackups and two ultra-deepwater and may be required to contract the rigs with certain operators.  These fleet spares include, among other items, spare thrusters, risers and blowout preventer parts.  Each of these items has a very long lead time to acquire and in the event of a mechanical failure, would prevent the rig from operating at full capacity.  We believe it is critical to our goal of providing best-of-class service to our customers that we maintain these fleet spares and can ensure that we provide our services to our customers with minimal disruption.

Contingent Obligations.  We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of September 30, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

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

As of September 30, 2008, we had approximately $310.4 million of commitments related to the construction contracts for the four Baker Marine Pacific Class 375 jackups and $636.0 million of commitment related to the purchase of our drillship.  In preparing our rigs for operations, we have made approximately $31.1million of commitments for the purchase of critical spares, design modifications, inventory and third-party training.

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

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest costs capitalized during the three and nine months ended September 30, 2008 totaled approximately $1,659,000 and $1,712,000, respectively.

Stock-Based Compensation: We account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we record the fair value attributable to stock options based on the Black-Scholes option pricing model and the market price on date of grant for our restricted stock grants. The fair values are amortized to expense over the service period required to vest the stock options and stock grants. In June 2008, we granted 1,312,750 stock options at an exercise price of $8.40 per option and 1,616,850 restricted shares valued at $8.40 per share. We recognized approximately $ 1.1 million and $1.3 million of stock-based compensation in the three and nine month periods ended September 30, 2008, respectively.

New Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 133-1 and FIN 45-4 to amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for financial statements issued for reporting periods (annual or interim) ending after November 15, 2008, with early application encouraged. We do not expect the adoption to significantly impact our consolidated financial position, results of operations or cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms .

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007.

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our revenue and profitability.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession could reduce worldwide demand for energy and result in lower oil and natural gas prices. Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our  financial position if they are determined to cause an impairment of our long-lived assets.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*
___________________
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH

Douglas G. Smith
Chief Financial Officer and Treasurer
Date: November 14, 2008		(Principal Financial and Accounting Officer)