Form 10-K
period 2008-12-31
Vantage Drilling CO
filed 2009-03-13
CIK 1419428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission File Number 001-34094

Vantage Drilling Company
(Exact name of registrant as specified in its charter)

Cayman Islands
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 610, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Units, par value	NYSE Alternext
Ordinary Shares, par value, $.001 per share	NYSE Alternext
Warrants	NYSE Alternext

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2008, based on the closing price of $8.64 per share on the NYSE Alternext on such date, was approximately $298,080,000.

The number of the registrant’s ordinary shares outstanding as of March 1, 2009 is 81,225,572 shares.

 Documents incorporated by reference

Portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders are incorporated by reference into Part III.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors”, under “Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our being a development stage company with no operating history;

•	our dependence on key personnel;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	the adequacy and availability of additional financing;

•	risk associated with operating in the oilfield services industry;

•	contract commencements;

•	commodity prices;

•	utilization rates and dayrates;

•	contract awards;

•	construction completion, delivery and commencement of operations dates;

•	future activity in the jackup rig and deepwater market sectors;

•	market outlook for our various classes of rigs;

•	capacity constraints for ultra-deepwater rigs and other rig classes;

•	effects of new rigs on the market;

•	operations in international markets; and

•	general economic conditions.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performances, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

PART I

ITEM 1.  Business

Vantage Drilling Company (together with its subsidiaries and predecessors, “Vantage,” the “Company,” “we,” “us” or “our”) was a development stage company through December 31, 2008 and international provider of offshore contract drilling services for oil and gas wells.  As of February 28, 2009, we operate one  ultra-premium jackup rig in Southeast Asia under a two-year contract and have three ultra-premium jackup rigs under construction with anticipated delivery dates of June 2009, August 2009 and September 2009.  We also have entered into an agreement to acquire 45% ownership in an ultra-deepwater drillship now under construction. Additionally we manage two ultra deepwater drillships and one ultra deepwater semisubmersible, all of which are under construction, pursuant to construction supervision and management agreements.

Our primary business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. Our units, ordinary shares and warrants are listed on the NYSE Alternext US, formerly the American Stock Exchange, under the symbol “VTG.U,” “VTG,” and “VTG.WS,” respectively.

Vantage Drilling Company is a Cayman Islands exempted company with principal executive offices in the U.S. located at 777 Post Oak Boulevard, Suite 610, Houston, Texas 77056.  Our telephone number at that address is (281) 404-4700.  Our principal executive offices outside of the U.S. are located at P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Our telephone number at that address is (345) 949- 8066.

Background of Vantage

Our predecessor, Vantage Energy Services, Inc. (“Vantage Energy”), a Delaware corporation, was a special purpose acquisition company formed with the intention of engaging in a merger or acquisition in the oilfield services sector.  In June 2008, Vantage Energy completed its merger with Offshore Group Investment Limited (“OGIL”), a Cayman Islands exempted company, and Vantage, a newly formed Cayman Island exempted company.  Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. The customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers.

Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore contract drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas.  Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services.  The recent volatility in the financial markets has led to a global decline in economic activity and increased the uncertainty of the future economic outlook.  The decline in economic activity has resulted in a worldwide decrease in demand for oil and natural gas and a steep decline in commodity prices which has caused many oil and gas companies to curtail planned capital spending.  Given the volatility in the financial markets and general economic uncertainty, it is difficult to predict to what extent these events will affect our business in 2009 and our ability to grow and implement our strategy

Drilling Fleet

The following table sets forth certain information concerning our offshore fleet at March 4, 2009.

Name	Ownership	Make	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Independent Leg Cantilevered Jackups - 4
Emerald Driller	100%	Baker Marine Pacific Class 375	2008	375	30,000	Thailand	Operating
Sapphire Driller	100%	Baker Marine Pacific Class 375	2009	375	30,000	Singapore	Construction
Aquamarine Driller	100%	Baker Marine Pacific Class 375	2009	375	30,000	Singapore	Construction
Topaz Driller	100%	Baker Marine Pacific Class 375	2009	375	30,000	Singapore	Construction
Dynamically Positioned Drillships - 3
Platinum Explorer	45%	DSME Proprietary Design	2010	12,000	40,000	Korea	Construction/Contracted
Titanium Explorer	—	DSME Proprietary Design	2011	12,000	40,000	Korea	Construction/Contracted
Cobalt Explorer	—	DSME Proprietary Design	2012	12,000	40,000	Korea	Construction

Semisubmersibles - 2
Oban B	—	Moss Maritime CS50 MkII	2010	10,000	40,000	In Transit	Construction/Contracted
SDO II (1)	—	Moss Maritime CS50 MkII	2011	10,000	40,000	In Transit	Construction

(1)
Owner has the option to extend Vantage’s management services agreement to this semisubmersible.  We anticipate that Owner will exercise this option.  We have commenced marketing this rig to potential customers.

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support and then the hull is raised out of the water into position to conduct drilling and workover operations.  The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter deck, and other operating equipment.  The cantilever feature allows the drilling platform to be extended out from the hull, permitting the rig to perform drilling and workover operations over pre-existing platforms and structures.  The Baker Marine Pacific Class 375 ultra-premium jackup rig is a proprietary design developed as an independent leg, cantilever, non-harsh environment jackup rig.  These rigs have a drilling depth of approximately 30,000 feet and may operate in water depths up to 375 feet, depending on ocean and ocean floor conditions.

Drillships

Drillships are self-propelled and can be positioned over a well site through the use of a computer controlled dynamic positioning thruster system.  The drillships are suited for drilling in remote locations because of their mobility and large load-carrying capacity.  The drillships that we will operate are being constructed by Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”) and are designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth of up to 40,000 feet.  The drillships’ hull design has a variable deck load of around 20,000 tons and measuring 781 feet long by 137 feet wide.

Semisubmersibles

Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that the lower hulls are below the water surface during drilling operations.  These rigs are capable of maintaining their position over the well through the use of a computer controlled dynamic positioning thruster system.  The semisubmersible that we will operate is designed to operate in water depths up to 10,000 feet, with total vertical drilling depth of up to 40,000 feet.  The semisubmersible is designed to be capable of drilling in harsh environmental conditions.

Markets

Offshore drilling rigs are generally marketed on a worldwide basis as rigs can be moved from one region to another. The cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

The offshore drilling market generally consists of shallow water (< 400 ft.), midwater (>400ft.), deepwater (>4,000 ft.) and ultra-deepwater (>7,500 ft.). The global shallow water market is serviced primarily by jackups. There are approximately 435 marketed jackups in the world, which vary by leg length and configuration.

Our jackup fleet is focused on the “long-legged” (350+ ft) high specification market.  The drillships and semisubmersibles that we operate and have agreements to operate are focused on the deepwater and ultra-deepwater segments which have been very strong in recent years as demand for deepwater and ultra-deepwater rigs has exceeded supply.

Drilling Contracts

The offshore contract drilling industry is highly competitive with contracts traditionally awarded on a competitive bid basis. The rigs’ technical capabilities, availability, age and pricing are often the primary factors in determining which qualified contractor is awarded a job. Other key factors include a contractor’s reputation for service, safety record, environmental record, technical and engineering support and long-term relationships with national and international oil companies.

Oil and natural gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate, or lump a sum amount for mobilizing the rig to the well location, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the customer in the event the drilling unit is damaged, destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, drilling contracts with certain customers may be cancelable, without cause, with little or no prior notice and without penalty or early termination payments. In some instances, the dayrate contract term may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.

We anticipate that we will contract our services on a dayrate basis. However, market conditions may require us to enter into other contracts that provide for payment on a footage basis, whereby we will be paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared with dayrate contracts, footage and turnkey contracts involve a higher degree of risk.

A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We could be required to pay penalties if our contracts with our customers are canceled due to excessive downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, it could adversely affect our consolidated financial statements.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. Competition for offshore rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.

Insurance

The contract drilling industry is subject to hazards inherent in the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Offshore drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. We anticipate obtaining insurance policies covering certain exposures, including physical damage to our drilling rigs and personal injury claims by our drilling crews, loss of hire insurance, insurance for cargo, control of well, auto liability, non-owned aviation and similar potential liabilities. We cannot make any assurances that such insurance will be available or available on terms acceptable to us.

Restructure Agreement

On November 18, 2008, Vantage Deepwater Company, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Deepwater”), and F3 Capital, a Cayman Islands exempted company that is wholly-owned by Hsin-Chi Su, a director of the Company, entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) relating to Mandarin Drilling Company, a Marshall Islands corporation, (“Mandarin”) that currently owns the construction contract for the Platinum Explorer.

Pursuant to the terms of the Restructure Agreement, Deepwater will purchase from F3 Capital in a series of closings an aggregate of 4,500 ordinary shares of Mandarin (constituting 45% of the outstanding shares of Mandarin) in consideration for payments in the aggregate of $189.75 million, of which $40.0 million had previously been paid, and the issuance by the Company of warrants to purchase up to 1.98 million of its ordinary shares, par value $.001 per share.  In order for Deepwater to fund the purchase, F3 Capital has agreed to exercise the 25.0 million warrants that were issued to it in connection with the Company’s acquisition of OGIL on June 12, 2008. Upon exercise the Company will issue 25.0 million ordinary shares and use the approximately $150.0 million of proceeds to fund the remaining cash consideration. The consummation of this transaction is subject to customary closing conditions.

In connection with the closing of the Restructure Agreement, Deepwater and F3 Capital have executed a shareholders’ agreement which shall become effective once Deepwater owns 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”).  Pursuant to the Shareholders Agreement, Deepwater and F3 Capital agree to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction at DSME. The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by Deepwater and three of whom are to be designated by F3 Capital.  The Shareholder Agreement further provides that Deepwater and F3 Capital shall jointly seek financing necessary to fund the final shipyard installment payment, due at delivery, in late 2010 for the Platinum Explorer.  In connection with this financing, Deepwater and F3 Capital will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  F3 Capital is responsible solely for funding the next two installments due the shipyard for the Platinum Explorer.

Environmental Regulation

For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Vantage Drilling is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on it for environmental and natural resource damages.”  As our operations increase, we anticipate that we will make expenditures to comply with environmental requirements.  To date, we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

Employees

At December 31, 2008, we had approximately 92 employees.

Available Information

Our website address is www.vantagedrilling.com.  We make our website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K.  We make available on this website under “Investor Relations-SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”).  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

You may also find information related to our corporate governance, board committees and company code of business conduct and ethics at our website.  Among the information you can find there is the following:

•	Audit Committee Charter;
•	Nominating Committee Charter;
•	Whistleblower Policy;
•	Code of Business Conduct & Ethics; and

•	Corporate Governance Guidelines.

We intend to satisfy the requirement under Item 5.05 on Form 8-K to disclose any amendments to our Code of Business Conduct & Ethics and any waiver from a provision of our Code of Business Conduct & Ethics by posting such information in the Corporate Governance section of our website at www.vantagedrilling.com.

Item 1A.  Risk Factors

In evaluating our business, you should consider carefully the following risk factors in addition to the other information presented in this Annual Report on Form 10-K.  The risks and uncertainties described below may not be the only risks that we face.  If any of these risks or uncertainties actually occurs, our business, financial condition or results of operation could be materially adversely affected and the market price of our securities may decline.

Risks Related to Our Business

Our business is difficult to evaluate due to a lack of operational history.

Our predecessor, Vantage Energy, was formed in September 2006 and consummated an initial public offering in May 2007.  Vantage Energy was a “special purpose acquisition company” with a limited operational history which consisted of certain financial transactions and the evaluation of potential acquisitions including the acquisition of OGIL. Vantage was formed in 2007 primarily for the purpose of merging Vantage Energy with OGIL. The operations of OGIL have been limited to the assumption of the construction contracts for the four Baker Marine Pacific Class 375 ultra premium jackup drilling rigs, the first of which was placed into service in February 2009. Because we have a limited operating history, you may not be able to evaluate our future prospects accurately, which will be dependent on our ability to successfully complete the construction of the jackups, semisubmersibles and drillships, obtain customer contracts and operate the jackups, semisubmersibles and drillships.

A material or extended decline in expenditures by oil and gas exploration and production companies, due to a decline or volatility in oil and natural gas prices, a decrease in demand for oil and natural gas or other factors, would adversely affect our business.

Our business depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers.  Oil and natural gas prices and our customers’ expectations of potential changes in these prices significantly affect this level of activity.  Commodity prices are affected by numerous factors, including the following:

•	changes in the global economic conditions, including the potential for a recession;
•	the demand for oil and natural gas;
•	the cost of exploring for, producing and delivering oil and natural gas;
•	expectations regarding future prices;
•	advances in exploration, development and production technology;
•	the ability of OPEC to set and maintain production levels and pricing;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•	the rate of decline of existing and new oil and gas reserves;
•	the level of production in non-OPEC countries;
•	domestic and international tax policies;
•	the development and exploitation of alternative fuels;
•	the policies of various governments regarding exploration and development of their oil and natural gas reserves; and
•
the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and natural gas producing regions or further acts of terrorism.

Oil and natural gas prices have been at historically high levels until experiencing a sharp decline during the second half of 2008.  This decline in commodity prices has caused companies exploring for and producing oil and natural gas to cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts.  Any reduction in the demand for drilling services may materially erode dayrates and utilization rates for drilling rigs, which would adversely affect our business, financial condition and results of operations and could have a significant negative impact on the market price of our securities.

Our business is affected by local, national and worldwide economic conditions and the condition of the oil and gas industry.

Recent economic data indicates the rate of economic growth worldwide has declined significantly from the growth rates experienced in recent years.  The consequences of a recession may include a lower level of economic activity, uncertainty regarding energy and commodity prices and reduced demand for oil and natural gas.  In addition, current economic conditions may cause many oil and natural gas production companies to reduce or delay expenditures to reduce costs, which in turn may cause a reduction in the demand for our services.  If the recession is prolonged or worsens, our business and financial condition may be adversely impacted and we could become more vulnerable to further adverse general economic and industry conditions.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

During the second half of 2008 and continuing in 2009, the financial markets experienced extreme volatility.  Disruptions, uncertainty or volatility in the financial markets may limit our access to capital.  In December 2008, we entered into an amendment to our credit agreement that made a portion of the facility subject to syndication to other financial institutions.  If we are not able to successfully syndicate those portions of our facility we will need to seek additional financing in order to complete our jackup rig construction program.  The availability of additional financing will depend on a variety of factors including market and general economic conditions, the availability of capital, and the possibility that investors could develop a negative perception of our long- or short-term projects.  If we are not able to successfully obtain additional financing on favorable terms, or at all, our business and financial condition could be materially adversely affected.

Our industry is highly competitive, cyclical and subject to intense price competition. Due to our lack of operating history, we may be at a competitive disadvantage to our competitors.

The offshore contract drilling industry is highly competitive with contracts traditionally awarded on a competitive bid basis. The rigs’ technical capabilities, availability and pricing are often the primary factors in determining which qualified contractor is awarded a job. Other key factors include a contractor’s reputation for service, safety record, environmental record, technical and engineering support and long-term relationships with national and international oil companies. Our competitors in the offshore contract drilling industry generally have larger, more diverse fleets, longer operating histories that have established safety and environmental records over a measurable period of time, experienced in-house technical and engineering support departments and long-term relationships with customers. This provides our competitors with competitive advantages that may adversely affect our efforts to contract the rigs on favorable terms, if at all, and correspondingly negatively impact our financial position and results of operations.

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify competition in the industry and often result in some rigs becoming idle for long periods of time. Our lack of operating history may put us at a competitive disadvantage and result in our rigs being idle. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our rigs if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the rigs may not be recoverable.

Our business involves numerous operating hazards, and our insurance may not be adequate to cover our losses.

Our operations will be subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, fires and pollution. The occurrence of these events could result in the suspension of drilling or production operations, claims by the operator, severe damage to or destruction of the property and equipment involved, injury or death to rig personnel, and environmental damage. We may also be subject to personal injury and other claims of rig or drillship personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

In addition, our operations will be subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather.  Severe weather could have a material adverse effect on our operations.  Our rigs could be damaged by high winds, turbulent seas, or unstable sea bottom conditions which could potentially cause us to curtail operations for significant periods of time until the damages are repaired.

Damage to the environment could result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by oil and natural gas companies and other businesses operating offshore and in coastal areas.  Insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks. Moreover, pollution and environmental risks generally are not fully insurable.

If a significant accident or other event resulting in damage to our rigs, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

Customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, clients generally assume, and indemnify against, well control and subsurface risks under dayrate contracts.  These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution.  We may not be able to obtain agreement from customers to indemnify us for such damages and risks.  Additionally, even if clients agree to indemnify us, there can be no assurance, however, that clients will necessarily be financially able to indemnify us against all these risks.

Failure to obtain deliveries of the jackup rigs may have a material and adverse effect on Vantage.

At this time only one of the rigs is operational. The other jackup rigs may not be completed, delivered to us or acceptable to our clients. We may not be able to secure any drilling contracts for the rigs now or in the future. Any failure to obtain drilling contracts for any or all of the rigs may have a material and adverse effect on our results of operations and viability as a business.

There may be limits to our ability to mobilize rigs between geographic markets and the time and costs of such rig mobilizations may be material to its business.

The offshore contract drilling market is generally a global market as rigs may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations as the ability to mobilize rigs can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a rig, availability of tow boats, weather, and the technical capability of the rigs to operate in various environments. Additionally, while a rig is being mobilized from one geographic market to another, we may not be paid by our client for the time out of service or may mobilize the rig without a customer contract which will result in a lack of revenues that may be material to its results of operations and financial position.

Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues.

We do not expect operating and maintenance costs to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrate. However, costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should the rigs incur idle time between contracts, we would typically maintain the crew to prepare the rig for its next contract and would not reduce costs to correspond to the decrease in revenue. During times of moderate activity, reductions in costs may not be immediate as the crew may be required to prepare the rigs for stacking, after which time the crew will be reduced to a level necessary to maintain the rig in working condition with the extra crew members assigned to active rigs or dismissed. In addition, as rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on it for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Our operations and activities in the United States will be subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, other countries where we operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs or both. In addition, we may be required to make significant capital expenditures to comply with laws and regulations or materially increase our costs or both.

Any ban of offshore drilling by any city, state, or nation, or by any governing body may have a material and adverse affect on our  business.

Events in recent years have heightened environmental and regulatory concerns about the oil and gas industry. From time to time, governing bodies may propose legislation that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in our expected areas of operation have been enacted into law. However, governing bodies may enact such laws now or in the future. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in our expected areas of operation we could be materially and adversely affected.

Changes in laws, effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate. Our income tax expense is based upon its interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our operational structure there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

New technology and/or products may cause our jackup rigs to become less competitive.

The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Most of our competitors have greater financial, technical and personnel resources that will allow them to enjoy technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technology or products on a timely basis or at an acceptable cost. Thus, our ability to effectively use and implement new and emerging technology may have a material and adverse effect on our financial condition and results of operations.

Our insurance coverage may not be adequate if a catastrophic event occurs.

As a result of the number of catastrophic events in the contract offshore industry in recent years, such as hurricanes in the Gulf of Mexico, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages unavailable.

While we will attempt to obtain, and believe we can obtain, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, would be adequate should a catastrophic event occur related to our property, plant, equipment, or product, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, we cannot guarantee that adequate replacement coverage will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of an incident or incidents affecting any one or more of the rigs could have a materially adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages which may significantly impair our ability to obtain such insurance coverage in the future.

We will incur substantial amounts of debt that may limit the cash flow available for its operations and place it at a competitive disadvantage.

We will incur a substantial amount of debt to fund the construction of the jackup rigs. Our level of indebtedness has important consequences to you and your investment in our securities. For example, our level of indebtedness may:

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, which may limit our ability to carry out our business strategy;
•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings; or
•	heighten our vulnerability to downturns in business or in the general economy and restrict us from exploiting business opportunities or making acquisitions.

Each of these factors may have a material and adverse effect on our financial condition and viability.

Our international operations are subject to additional political, economic, and other uncertainties not generally associated with domestic operations.

The primary component of our business strategy is to operate in international oil and natural gas producing areas.  Our international operations will be subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;
•	potential seizure, expropriation or nationalization of assets;
•	damage to our equipment or violence directed at our employees, including kidnappings;
•	piracy;
•	increased operating costs;
•	complications associated with repairing and replacing equipment in remote locations;
•	repudiation, modification or renegotiation of contracts;
•	limitations on insurance coverage, such as war risk coverage in certain areas;
•	import-export quotas;
•	confiscatory taxation;
•	work stoppages;
•	unexpected changes in regulatory requirements;
•	wage and price controls;
•	imposition of trade barriers;
•	imposition or changes in enforcement of local content laws;
•	restrictions on currency or capital repatriations;
•	currency fluctuations and devaluations; and
•	other forms of government regulation and economic conditions that are beyond our control.

Our financial condition and results of operations could be susceptible to adverse events beyond our control that may occur in the particular country or region in which we are active. Additionally, we may experience currency exchange losses where revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency.  We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

Many governments favor or effectively require that drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when bidding for contracts against local competitors.

Our contract drilling operations will be subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and natural gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Construction projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

As part of our growth strategy we will contract from time to time for the construction of rigs and drillships. We currently have contracts for the construction of three jackup rigs. Additionally, we will oversee and manage the construction of three ultra-deepwater drillships and one ultra-deepwater semisubmersible for third parties. Our rig construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including costs or delays resulting from the following:

•	unexpectedly long delivery times for, or shortages of, key equipment, parts and materials;
•	shortages of skilled labor and other shipyard personnel necessary to perform the work;
•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;
•	unforeseen design and engineering problems;
•	unanticipated actual or purported change orders;
•	work stoppages;
•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•	failure or delay of third-party service providers and labor disputes;
•	disputes with shipyards and suppliers;
•	delays and unexpected costs of incorporating parts and materials needed for the completion of projects;
•	financial or other difficulties at shipyards;
•	adverse weather conditions; and
•	inability to obtain required permits or approvals.

We may experience delays and costs overruns in the construction of these rigs due to certain of the factors listed above. Any delays could put at risk our planned arrangements to commence operations on schedule and subject us to penalties for such failure.

Significant cost overruns or delays would adversely affect our financial condition and results of operations.  Additionally, capital expenditures for these projects could exceed our planned capital expenditures. Failure to complete a construction project on time may, in some circumstances, result in the delay, renegotiation or cancellation of a drilling contract.

Our financial condition may be adversely effected if we are unable to identify and complete future acquisitions, fail to successfully integrate acquired assets or businesses we acquire, or are unable to obtain financing for acquisitions on acceptable terms.

The acquisition of assets or businesses that we believe to be complementary to our drilling operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. Any such transactions could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our securities.

Any future acquisitions could present a number of risks, including:

•	the risk of incorrect assumptions regarding the future results of acquired operations;

•	the risk of failing to integrate the operations or management of any acquired operations or assets successfully and timely; and
•	the risk of diversion of management’s attention from existing operations or other priorities.

In addition, we may not be able to obtain, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

If we are unsuccessful in completing acquisitions of other operations or assets, our financial condition could be adversely affected and we may be unable to implement an important component of our business strategy successfully. In addition, if we are unsuccessful in integrating our acquisitions in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.

Failure to employ a sufficient number of skilled workers or an increase in labor costs could hurt our operations.

We will require skilled personnel to operate and provide technical services to and support for our rigs and drillships. In periods of increasing activity and when the number of operating units in our areas of operation increases, either because of new construction, re-activation of idle units or the mobilization of units into the region, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing. The shortages of qualified personnel or the inability to obtain and retain qualified personnel also could negatively affect the quality and timeliness of our work. In addition, our ability to expand our operations depends in part upon our ability to increase the size of our skilled labor force.

Compliance with or a breach of environmental laws can be costly and could limit our operations.

Our operations will be subject to regulations that require us to obtain and maintain specified permits or other governmental approvals, control the discharge of materials into the environment, require the removal and cleanup of materials that may harm the environment or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new requirements could have a material adverse effect on our financial condition and results of operations.

Our credit agreement imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our credit agreement imposes significant operating and financial restrictions on us. These restrictions limit our ability to:

•	make investments and other restricted payments, including dividends;
•	incur or guarantee additional indebtedness;
•	create or incur liens;
•	receive dividend or other payments from our subsidiaries to us;
•	sell our assets or consolidate or merge with or into other companies; and
•	engage in transactions with affiliates.

These limitations are subject to a number of important qualifications and exceptions. Our credit agreement also requires us to maintain a minimum working capital ratio and fixed charge coverage ratio and maximum leverage ratio and net debt to capitalization ratio. Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance our acquisitions, equipment purchases and development expenditures, or withstand a future downturn in our business.

If we are unable to comply with the restrictions and covenants in the agreements governing our indebtedness or in current or future debt financing agreements, there could be a default under the terms of these agreements which could result in an acceleration of payment of funds that we have borrowed. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control. If a default occurs under these agreements, lenders could terminate their commitments to lend or accelerate the outstanding loans and declare all amounts borrowed due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness, and we may be unable to find alternative financing. Even if we could obtain alternative financing, that financing might not be on terms that are favorable or acceptable. If we were unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against collateral.

Market conditions may dictate that we enter into contracts that provide for payment based on a footage or turnkey basis, rather than on a dayrate basis, which could have a material adverse impact on our financial position and result of operations.

During cyclical periods of depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, our potential customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, the customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety related issues, if the rig is a total loss or in other specified circumstances. Some of our contracts may include terms allowing them to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of our contracts with our customers are terminated due to downtime or operational problems. We may enter into contracts that are cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness.

While we intend to perform our services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, whereby it agrees to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are more risky than a dayrate contract as the company would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject it to greater risk associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant costs increase or may result in a decision to abandon a well project which would result in the Company not being able to invoice revenues for providing services. Such unfavorable costs increases or loss of revenue could have a material adverse impact on its financial position and result of operations.

Dependence on Key Personnel—The loss of some key executive officers and employees could negatively impact our business prospects.

Our future operations performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and operations personnel.  The loss of one or more of our key personnel would have a material adverse effect on our business. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and operations personnel.  We have experienced intense competition for personnel, and we cannot assure that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

SOX 404 Compliance—While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act.  We have performed the system and process evaluation and testing required complying with the management certification requirements of, and preparing for the auditor attestation under, Section 404.  As a result, we incurred additional expenses and a diversion of management’s time.  While we have been able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act. If we are not able to maintain adequate internal control over financial reporting, we might be susceptible to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.  Any such action could adversely affect our financial results and the market price of our ordinary shares.

The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our revenue and profitability.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined dramatically to approximately $45 per barrel at yearend.  During 2009, the benchmark for crude prices has fluctuated between the mid $30’s per barrel and mid $40’s per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices could depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

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

Risks Related to Ordinary Shares

Ownership of our Ordinary Shares by F3 Capital—Because Hsin-Chi Su, through his ownership of F3 Capital, will continue to hold a significant interest in us, the influence of our public shareholders over significant corporate actions will be limited.

As of March 1, 2009, F3 Capital owns approximately 48.0% of our issued and outstanding ordinary shares. Upon completion of the restructuring agreement for the Platinum Explorer and assuming conversion of outstanding loans, F3 Capital will own approximately 67.0% of our issued and outstanding ordinary shares. Through his ownership of F3 Capital, Hsin-Chi Su, one of our directors, will have significant influence over matters such as the election of our directors; control over business, policies and affairs; and other matters submitted to our shareholders.

Additional sales of our ordinary shares or warrants by F3 Capital or our employees or issuances by us in connection with future acquisitions or otherwise could cause the price of our securities to decline.

If F3 Capital sells a substantial number of our ordinary shares in the future, the market price of our ordinary shares could decline.  The perception among investors that these sales may occur could produce the same effect.  Furthermore, if we were to include ordinary shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our ordinary shares.

One component of our business strategy is to make acquisitions.  In the event of any future acquisitions, we could issue additional ordinary shares, which would have the effect of diluting your percentage ownership of the ordinary shares and could cause the price of our ordinary shares to decline.

We have no plans to pay regular dividends on our ordinary shares, so investors in our ordinary shares may not receive funds without selling their shares.

We do not intend to declare or pay regular dividends on our ordinary shares in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Cayman Islands law, our board of directors will determine the payment of future dividends on our ordinary shares, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Our credit agreement restricts our ability to pay dividends or other distributions on our equity securities. Accordingly, shareholders may have to sell some or all of their ordinary shares in order to generate cash flow from their investment. Shareholders may not receive a gain on their investment when they sell our ordinary shares and may lose the entire amount of their investment.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands, and substantially all of our assets will be located outside the United States.  In addition, most of our directors and executive officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or executive officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Law (2007 Revision) (as the same may be supplemented or amended from time to time) (the “Companies Law”) and the common law of the Cayman Islands.  The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands.  The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States.  In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law.  In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and
•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.  The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Certain differences in corporate law in the Cayman Islands and the United States could discourage or prevent our acquisition.

Cayman Islands companies are governed by, among others laws, the Companies Laws.  The Companies Law is modeled on English Law but does not follow recent English Law statutory enactments, and differs from laws applicable to United States corporations and their shareholders.  Set forth below is a summary of some significant differences between the provisions of the Companies Law applicable to us and the laws applicable to companies incorporated in the United States and their shareholders.

Mergers and Similar Arrangements.  Cayman Island law does not provide for mergers as that expression is generally understood under the corporate laws of the various states of the United States.  While Cayman Islands law does have statutory provisions that facilitate the reconstruction and amalgamation of companies in certain circumstances, commonly referred to in the Cayman Islands as a “scheme of arrangement” which may be tantamount to a merger, reconstructions and amalgamations can be achieved through other means to these statutory provisions, such as a share capital exchange, asset acquisition or control, through contractual arrangements, of an operating business.  In the event that these statutory provisions are used (which are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States), the arrangement in question must be approved by a majority in number of each class of shareholders and creditors with whom the arrangement is to be made and who must in addition represent three-fourths in value of each such class of shareholders or creditors, as the case may be, that are present and voting either in person or by proxy at a meeting, or meeting summoned for that purpose.  The convening of the meetings and subsequently the terms of the arrangement must be sanctioned by the Grand Court of the Cayman Islands.  While a dissenting shareholder would have the right to express to the court the view that the transaction ought not be approved, the court can be expected to approve the arrangement if it satisfies itself that:

•	we are not proposing to act illegally or beyond the scope of our corporate authority and the statutory provisions as to majority vote have been complied with;
•	the shareholders have been fairly represented at the meeting in question;
•	the arrangement is such as a businessman would reasonably approve; and
•	the arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law or that would amount to a “fraud on the minority.”

When a takeover offer is made and accepted by holders of 90% of the shares to which the offer applies within four months, the offeror may, within a two-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer.  An objection can be made to the Grand Court of the Cayman Islands but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

If the arrangement and reconstruction is thus approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of United States corporations, providing rights to receive payment in cash for the judicially determined value of the shares.

Shareholders’ Suits.  Our Cayman Islands counsel is not aware of any reported class action or derivative action having been successfully brought in a Cayman Islands court.  In principle, we will normally be the proper plaintiff and a claim against us (for example) or our officers or directors may not be brought by a shareholder.  However, based on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

•	a company is acting or proposing to act illegally or beyond the scope of its authority;
•	the act complained of, although not beyond the scope of the authority, could be effected if duly authorized by more than the number of votes which have actually been obtained; or

•	those who control the company are perpetrating a “fraud on the minority.”

A shareholder may have a direct right of action against the company where the individual rights of that shareholder have been infringed or are about to be infringed.

Enforcement of Civil Liabilities—Holders of ordinary shares may have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.

The Cayman Islands has a less developed body of securities laws as compared to the United States and provides significantly less protection to investors.  Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States.  Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize a foreign judgment as the basis for a claim at common law in the Cayman Islands provided such judgment:

•	is given by a competent foreign court;
•	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;
•	is final;
•	is not in respect of taxes, a fine or a penalty; and
•	was not obtained in a manner and is not of a kind the enforcement of which is contrary to the public policy of the Cayman Islands.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.

We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas and regional operational offices in Singapore.  We lease all of these facilities.

ITEM 3.  Legal Proceedings

There is no litigation currently pending or, to our knowledge, contemplated against us or any of our officers or directors in their capacity as such.

ITEM 4.  Submission of Matters to a Vote Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter ended December 31, 2008.

PART II

ITEM 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

Beginning on May 31, 2007, the units of Vantage Energy traded under the symbol “VTG-U” on the NYSE Alternext US, formerly the American Stock Exchange (“AMEX”).  Prior to that date, there was no public market for the securities of Vantage Energy.  On June 8, 2007, the common stock and warrants of Vantage Energy began to trade separately on AMEX under the symbols “VTG” and VTG-WT,” respectively.  On June 13, 2008, as a result of the completion of our transaction with Vantage Energy, each unit, share of common stock and warrant of Vantage Energy was converted into one unit, ordinary share or warrant of the Company.  Since June 13, 2008, our units, ordinary shares and warrants have been quoted on the AMEX under the symbols “VTG-U,” “VTG” and VTG-WT,” respectively.

The following table sets forth the range of the high and low sale prices for our ordinary shares and the common stock of Vantage Energy for the periods indicated.

	Common Stock / Ordinary Shares
	High	Low

Year Ending December 31, 2009:
First quarter (March 4, 2009)	$1.73	$0.87

Year Ending December 31, 2008:
Fourth quarter	$3.18	$0.60
Third quarter	$8.77	$2.70
Second quarter
Company Ordinary Shares (from June 13, 2008)	$9.39	$7.86
Vantage Energy Common Stock (prior to June 13, 2008)	$8.74	$7.45
First quarter	$7.62	$7.30

Year Ending December 31, 2007:
Fourth quarter	$7.65	$6.00
Third quarter	$7.75	$7.24
Second quarter (from June 8, 2007)	$7.60	$6.77

As of March 1, 2009, there were approximately eight holders of record of our units, approximately nine holders of record of our ordinary shares and approximately eight holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

We have not paid dividends on our ordinary shares to date and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for the continued growth of our operations. The payment of future dividends, if any, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors.  On June 12, 2008, we entered into a $440.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders to finance the construction and delivery of four Baker Marine Pacific Class 375 jackup rigs.  We are subject to certain restrictive covenants under the Credit Agreement, including restrictions on our ability to pay any cash dividends.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2008.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares over the approximately eighteen-month period from June 08, 2007 to December 31, 2008. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on June 8, 2007 and that all dividends were reinvested on the date of payment.

Indexed Returns

	First Trade June 8, 2007	December 31, 2007	December 31, 2008
Vantage Drilling Company	$100	$102.01	$14.77
S&P 500 Index	100	97.39	59.91
Dow Jones U.S. Oil Equipment & Service Index	100	117.23	48.31

Investors are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance. The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6.  Selected Financial Data

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	December 31,		Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Statement of Operations Data
Revenue	$912,750	$—	$912,750
Operating expenses, excluding impairment and termination costs	14,799,857	946,989	15,746,980
Impairment and termination costs	38,286,166	—	38,286,166
Loss from operations	(52,173,273)	(946,989)	(53,120,396)
Other income (expense)	4,124,615	7,699,060	11,823,675
Income (loss) before income taxes	(48,048,658)	6,752,071	(41,296,721
Income tax provision (benefit)	(670,466)	2,298,564	1,628,098
Net income (loss)	$(47,378,192)	$4,453,507	$(42,924,819)
Earnings (loss) per share
Basic	$(0.78)	$0.16	$(1.09)
Diluted	$(0.78)	$0.14	$(1.09)

Balance Sheet Data (at period end)
Cash and cash equivalents	$16,557,351	$1,262,625
Restricted cash	1,699,781	273,109,051
Other current assets	5,262,799	87,075
Property and equipment, net	630,896,130	111,651
Other assets	10,867,461	1,068,378
Total assets	$665,283,522	$275,638,780

Accounts payable and accrued liabilities	$18,593,287	$950,307
Deferred underwriters fee	—	8,280,000
Short-term debt	11,239,613	—
Current maturities of long-term debt	6,000,000	—
Total current liabilities	35,832,900	9,230,307
Long- term debt	133,000,000	—
Ordinary shares, subject to possible redemption	—	79,286,965
Total shareholders’ equity	496,450,622	187,121,508
Total liabilities and shareholders’ equity	$665,283,522	$275,638,780

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at December 31, 2008, and our results of operations for the years ended December 31, 2008 and 2007. The following discussion should be read in conjunction with the information contained in "Item 1. Business," "Item 1A. Risk Factors" and the audited consolidated financial statements and the notes thereto included under "Item 8. Financial Statements and Supplementary Data" elsewhere in this report on Form 10-K. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

Overview

We are a development stage international drilling company focused on developing and operating a fleet of high-specification drilling rigs. We completed our business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”).   The historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008. The Acquisition included the construction contracts for four Baker Marine Pacific Class 375 jackup rigs, a contract for the purchase of an ultra-deepwater high-specification drillship, the Platinum Explorer, and the option for a second ultra-deepwater high-specification drillship, the Titanium Explorer, currently under development.

Acquisition of OGIL

The Company purchased, through a structured acquisition, all the issued ordinary shares of OGIL. OGIL’s assets consist of the construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement with Mandarin Drilling Corporation (“Mandarin”), a subsidiary of F3 Capital, a Cayman Islands exempted company that is wholly-owned by Hsin-Chi Su, a director of the Company, for an ultra-deepwater drillship, Platinum Explorer, and an option for the purchase of a second ultra-deepwater drillship, the Titanium Explorer, currently under development from an affiliate of F3 Capital.

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

As a result of the acquisition, the ordinary shares of Vantage Drilling were owned approximately 56% and 44% by the former shareholders of Vantage Energy and F3 Capital (former parent company of OGIL) respectively.  Pursuant to the Purchase Agreement, F3 Capital exercised its right to appoint three directors to the board of directors of the Company.

We accounted for the acquisition in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and determined that the acquirer for purposes of accounting for the business combination was Vantage Energy. The total consideration paid for Vantage Drilling and OGIL, including the amounts described above, the shipyard payments due from January 1, 2008 through the acquisition date, and the acquisition costs allocated to the assets acquired was approximately $488.4 million.

Restructure Agreement

Our initial strategic plan anticipated that we would raise capital to support the development of the Platinum Explorer and Titanium Explorer drillships in the form of additional equity and debt financings.  The purchase agreement for the Platinum Explorer was for total consideration of $676.0 million and an option to acquire the Titanium Explorer for $695.0 million.   The Platinum Explorer purchase agreement and the Titanium Explorer option required us to make installment payments of $194.8 million in September and $208.5 million in November, respectively.  Additionally, the Titanium Explorer option contained a $10.0 million termination fee if we were unable to exercise the option.  We pursued both debt and equity financings to fund these payment obligations, however, due to the worsening global financial crisis, we were unable to obtain debt or equity financing on acceptable terms.  In September 2008, we made a partial payment of $32.0 million on the Platinum Explorer purchase obligation and began to negotiate a restructuring of the remaining obligations.

In November 2008, our wholly owned subsidiary, Vantage Deepwater Company (“Deepwater”) entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we will acquire forty-five percent (45%) of Mandarin Drilling Corporation (“Mandarin”), the owner of the Platinum Explorer for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and issue ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share.  In order for us to fund the cash consideration, the owner of Mandarin, F3 Capital agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL. Additionally, it was agreed that F3 Capital would accept in the form of ordinary shares at the current market price the $10.0 million termination fee (7,299,270 ordinary shares) for the termination of the Titanium Explorer purchase option.

In connection with the Restructure Agreement, we have executed a shareholders’ agreement with F3 Capital which shall become effective once we own 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”).  Pursuant to the Shareholders Agreement, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction at DSME. The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by us and three of whom are to be designated by F3 Capital.  The Shareholders Agreement further provides we will jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.  In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  F3 Capital is responsible solely for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

In connection with the Restructure Agreement, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608.  Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital.  Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year.  For 2009, we anticipate such fees will aggregate approximately $15.0 million.  For the Mandarin construction oversight agreement, we were also able to invoice an initial fee of $1.5 million plus costs incurred for the work performed during 2008; in the financial statements, we have recognized $825,000 of the initial fee representing the portion of the fee for Mandarin that we do not anticipate owning. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services.  The construction oversight agreements may be terminated by either party upon 60 days written notice.

Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, Titanium Explorer and Hull 3608.  We will be paid fixed management fees, and variable fees based on the financial performance of the rigs.  The management agreements may be terminated upon 60 days written notice under certain circumstances, provided that the Company does not have any outstanding commitments or contracts to operate the drillships for customers.

Recent Contracts

In August 2008, we entered into a two year contract for the Emerald Driller jackup to work in Southeast Asia. The rig began operations in early February 2009, following the completion of its construction and commissioning activities in Singapore. The contract is expected to generate approximately $128.3 million in revenue, excluding revenues for cost escalations and client reimbursables, over the initial term. The contract contains operational requirements customary to the drilling industry.

In December 2008, we received a letter of award for a five year contract for the Platinum Explorer drillship to work in India, subject to certain conditions which were satisfied in January 2009.  The rig is anticipated to begin operations late 2010, following the completion of its construction and commissioning activities in Korea.  Pursuant to the terms of our management agreement with Mandarin, our 45% owned joint ownership company for the Platinum Explorer, we will lease the drillship from Mandarin.  Under the terms of the of the management agreement, the lease payments for the Platinum Explorer will be calculated as the gross revenue from the customer less all operating expenses and our marketing and management fees.  The contract is expected to generate approximately $1.1 billion in revenue, excluding revenues for mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

In February 2009, we received an eight year contract for the Titanium Explorer drillship to work in the Gulf of Mexico, although the customer has the right to work the drillship on a worldwide basis.  The rig is anticipated to begin operations in the second half of 2011, following the completion of its construction and commissioning activities in Korea.  Pursuant to the terms of our management agreement with Valencia Drilling Company, the owner of the Titanium Explorer, we will lease the drillship from Valencia Drilling Company.  Under the terms of the of the management agreement, the lease payments for the Titanium Explorer will be calculated as the gross revenue from the customer less all operating expenses and our marketing and management fees.  The contract is expected to generate approximately $1.6 billion in revenue, excluding revenues for costs escalation, mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

In February 2009, we entered into a management agreement with Sea Dragon Offshore Limited (“Sea Dragon”) for one of its two deepwater semisubmersible drilling rigs.  Sea Dragon has the option to extend the agreement to include its second semisubmersible drilling rig which we anticipate they will exercise.  The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 40,000 ft. Pursuant to the management agreement, we will receive from Sea Dragon management fees on a cost plus fee basis during the construction phase of the project plus performance based completion incentives.   During the operations phase, we will receive fixed and variable daily fees which will based on the financial performance of the semisubmersible drilling rig.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.   The global financial crisis and decline in global economic activity has resulted in declining demand for oil and natural gas.  Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined dramatically to approximately $45 per barrel at yearend.  During 2009, the benchmark for crude prices has fluctuated between the mid $30’s per barrel and mid $40’s per barrel.

The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, and the longer term implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our potential customers which combined with lower prevailing oil and natural gas commodity prices, has  lead  potential customers to delay or cancel drilling programs. As the global financial crisis limits the access to credit markets, it could result in a protracted decline in global economic growth, which would reduce the demand for oil and gas commodities.  Such a decrease in demand for oil and gas commodities could cause our potential customers to adjust exploration and production spending to lower levels. A reduction in drilling activity may adversely affect the award of new drilling contracts and cause a reduction in dayrates.

Worldwide demand for jackups in recent years has exceeded supply which has resulted in record dayrates and near full utilization of the worldwide jackup fleet.  The deterioration of the global economy, tightening credit markets and significant declines in oil and natural gas prices led to an abrupt reduction in demand for jackup rigs during the last months of 2008 and the demand has continued to decline in 2009.   Dayrates have softened as contractors attempted to lock-in drilling programs and maintain their existing contract backlog amid growing concerns over financing, declining oil and natural gas prices and pressure from operators to reduce day rates.  Additionally, there are approximately 75 jackups currently under construction for delivery through the end of 2011, which includes our jackups currently under construction.  We believe these market conditions, while adversely impacting the dayrates for premium jackups, will result in older less capable drilling jackups being cold stacked, retired or otherwise removed from the marketed jackup fleet.

The outlook for our uncontracted jackups, as they approach their initial delivery dates in 2009 will be impacted by  several factors, including the increased supply of premium  jackups, the geographic concentration of the newbuild jackups in Southeast Asia, other newbuild operators’ desire to obtain long-term work to secure future cash flows, customers’ desire to take advantage of current market conditions to upgrade the quality of the rig fleet they contract, the timing and number of jackups removed from the worldwide marketed fleet and ultimately by the level of commitment by exploration and development companies to continue drilling.

Despite the global financial crisis and the decline in oil and natural gas prices, demand for deepwater (>4,000 ft) and ultra-deepwater (>7,500 ft.) drillships and semisubmersible rigs remained high throughout 2008 on a worldwide basis. Given that deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe there are approximately 90 deepwater and ultra-deepwater rigs (including both drillships and semisubmersibles) being developed or currently under construction for delivery through the end of 2012, which will add to the worldwide supply.  However, the continuing global credit crisis may significantly impede some rig owners from completing these rigs. Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs.  We do not currently expect day rates for ultra-deepwater drillships and semisubmersible rigs to be as adversely impacted by declining rig demand as other rig classes and expect oil and gas companies to sustain their investment in deepwater projects resulting in continued high utilization levels during 2009 and 2010.  However, if the current worldwide economic decline in activity becomes more sustained reducing the outlook for oil and natural gas demand beyond 2010, operators may delay or cancel significant deepwater development programs, thus reducing the demand for deepwater and ultra-deepwater drillships and semisubmersibles.

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

Subsequent Events

On December 18, 2008, we entered into a loan agreement (the “Loan Agreement”) with F3 Capital. Under the terms of the Loan Agreement, F3 Capital agreed to make an unsecured loan to the Company in the principal amount of $10.0 million on or before December 24, 2008 and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for approximately 10.3 million ordinary shares.

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share.  The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

On March 3, 2009, we entered into a loan agreement (the “Second Loan Agreement”) with F3 Capital.  Under the terms of the Second Loan Agreement, F3 Capital agreed to make an unsecured loan to us in the principal amount of $4.0 million on or before March 9, 2009.  Subject to shareholder approval, F3 Capital has elected to convert amounts outstanding under the Loan Agreement into 3,921,569 ordinary shares at a price equal to the closing price of the ordinary shares on the preceding day, March 2, 2009, which was $1.02 per share.

Results of Operations

We have little operating history. Our activity since inception has been to prepare for our fundraising through an offering of our equity securities and, subsequently, to complete a business combination. We completed our initial public offering on May 30, 2007 and the acquisition of OGIL on June 12, 2008. Until the acquisition of OGIL, we generated non-operating income in the form of interest income on the cash held in our trust account. With the acquisition of OGIL, we established an operational base in Singapore to oversee the construction of the rigs and prepare for operation of the rigs upon completion of construction. We began to generate operating revenue in February 2009 when the Emerald Driller began its initial two-year contract.

Revenue:  In 2008, we recognized revenue of approximately $913,000 consisting primarily of $825,000 of fees for construction oversight services provided to Mandarin and $88,000 for services to our customer related to the preparation of the Emerald Driller to initiate operations in 2009. We did not recognize any revenue in 2007.

Operating Expenses: In 2008, we incurred approximately $5.4 million of operating expenses primarily associated with our initial operations base in Singapore to oversee the construction of our rig fleet, and prepare for our initial operations.  Prior to the June 2008 acquisition of OGIL, we had no operating assets or bases.  Accordingly, there were no comparable expenses in 2007.

General and Administrative Expenses: General and administrative expenses were approximately $9.3 million in 2008 as compared to $937,000 in 2007.  The increase was primarily due to the acquisition of OGIL in June 2008.  Prior to the acquisition, the general and administrative expenses were limited to evaluating potential acquisitions and the administrative expenses associated with being a public company.  Following the acquisition, we increased the corporate staffing to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company.  The primary costs increases were in compensation expense, travel expense, professional fees and insurance expense.

Impairment and Termination Costs: Our option to purchase the Titanium Explorer expired on November 30, 2008 and we recognized the $10.0 million termination fee related to the purchase option. Additionally, we wrote off the $28.3 million book value related to the rig when we did not exercise the purchase option. The $28.3 million book value represented the estimated fair market value of the option on June 12, 2008 when we acquired the option in the OGIL acquisition. At that time, oil prices were at peak levels and financing for the drillship was expected to be available. During the period from the date of acquisition to the expiration date, there was an unprecedented fall in oil prices and the global credit crisis made financing unavailable; accordingly, the option lost significant value.

Interest Income: Interest income for the years ended December 31, 2008 and 2007 was approximately $4.1 million and $7.7million, respectively. The decrease in interest income is the result of having lower cash balances available for investment in 2008 as compared to 2007. Vantage Energy, our predecessor, completed its initial public offering of approximately $270.0 million in May 2007. These funds were held in trust and substantially all the proceeds were invested in interest bearing securities for the remainder of 2007 and the first half of 2008. In June 2008, the funds were released to us for general corporate purposes when we completed the acquisition of OGIL. We used the funds to (i) fund the $56.0 million non-equity portion of the total consideration to be paid for the shares of OGIL, as adjusted pursuant to the terms of the purchase agreement, (ii) make scheduled shipyard payments for the construction of the jack-up rigs, (iii) pay the deferred underwriting fee of $8.3 million, (iv) pay income taxes and (v) fund ongoing operations.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $16.6 million of cash available for general corporate purposes. Additionally, we have posted approximately $0.7 million cash as collateral for bid tenders and established a $1.0 million debt reserve.

At December 31, 2008 we had outstanding shipyard commitments to complete the Sapphire Driller, Aquamarine Driller and Topaz Driller of approximately $261.6 million (see Contractual Obligations table) plus estimated additional costs of spares and shipyard oversight expenses of $34.1 million to put these jackups in service. We had undrawn borrowings of approximately $301.0 million under our credit facility. However, as described below, the credit facility was amended in December 2008 to restrict certain borrowings under the credit facility (the “Amended Credit Agreement”). Pursuant to our Amended Credit Agreement, we had unrestricted available borrowings of $10.0 million for the Emerald Driller which was drawn in January 2009 and $31.0 million for the Sapphire Driller which will complete the Sapphire Driller’s shipyard obligations.  The remaining $260.0 million is restricted until such time as the banks can complete the syndication of the loan to additional banks that would provide the remaining funding.  It is believed that the primary factor to achieving a successful syndication is the contracting of the jackups with acceptable terms, the timing of which is uncertain.  While the timing of the contracting of the jackups is uncertain, the shipyard has agreed to amendments to the shipyard payment schedule in order to accommodate the restrictions placed on us by the Amended Credit Agreement by deferring all significant shipyard payments on the Aquamarine Driller and Topaz Driller to June 30, 2009.  The shipyard has also expressed their willingness to provide additional financial assistance if necessary.  We believe that all such forbearance by the shipyard is dependent upon our good faith effort to complete the syndication of the Amended Credit Agreement or raise alternative sources of funding.  Accordingly, we have on-going discussions with alternative sources of funding which are generally more expensive than the Amended Credit Agreement.  While our discussion with these alternative sources of funding have indicated that funding is available, although on more expensive terms, there can be no assurances that adequate funding will be available or available on acceptable terms.  In the event that we do not complete the syndication of the Amended Credit Agreement or complete an alternative source of funding by June 30, 2009 and the shipyard elects not to continue its forbearance, the shipyard could choose to foreclose on the jackups still under construction and the banks may determine that we are in default of the Amended Credit Agreement and accelerate the payment terms.

Short-term Debt: On December 18, 2008, we entered into the Loan Agreement with F3 Capital. Under the terms of the Loan Agreement, F3 Capital agreed to make an unsecured loan to the Company in the principal amount of $10.0 million on or before December 24, 2008 and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for approximately 10.3 million ordinary shares.

Long-term Debt: On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008. The Amended Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Amended Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts. Pursuant to the Amended Credit Agreement, approximately $260.0 million of the Lender’s commitments and obligations with respect to certain aspects of the financing are now subject to syndication to other financial institutions prior to June 30, 2009.

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

 The interest rate for each of the credit facilities is based on LIBOR plus a margin (“Applicable Margin”) ranging from 3.00% to 5.00%. The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The credit facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. Additionally, we incur commitment fees on the unused portion of the Amended Credit Agreement of 1.5%. As of December 31, 2008, we have borrowed $139.0 million under the Credit Agreement.

We are subject to certain restrictive covenants under the Amended Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a covenant which limits capital expenditures, a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Amended Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations.

Mandarin Drilling Company, Joint Ownership Company Obligations.  Under the terms of the Restructure Agreement, F3 Capital is responsible for all remaining shipyard payments prior to delivery of the Platinum Explorer.  At delivery, expected in the fourth quarter of 2010, the final shipyard payment of approximately $504.0 million will be payable.  Prior to the Restructure Agreement, the Company was responsible for $636.0 million in payments under our drillship construction project (see Contractual Obligations table). Under the Restructure Agreement, the Company’s obligation will be reduced to $227.0 million, payable in the fourth quarter of 2010. This amount is the Company’s 45% proportionate share of the $504.0 million payable. Additionally, Mandarin will incur approximately $90.0 million of additional development costs consisting primarily of spare equipment and shipyard oversight costs.  These costs should be primarily incurred during 2010, however, some equipment providers may require deposits when equipment is ordered or as work product is developed.  F3 Capital and the Company have agreed to jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.  In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  We have had discussions with potential lenders which indicate that funding can be raised for all or a substantial portion of the remaining shipyard obligation and development costs.  However, there can be no assurances that adequate debt or equity financing will be available or available on acceptable terms.

Contingent Obligations.  We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of December 31, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2008. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	For the Years Ending December 31,
	Total	2009	2010-2011	2012-2013	After 5 Years
Principal payments on long-term debt (1)	$139,000,000	$6,000,000	$32,000,000	$32,000,000	$69,000,000
Operating lease payments (2)	2,857,996	1,971,549	886,447	-	-
Purchase obligations (3)	23,951,854	19,373,693	4,578,161	-	-
Jackup construction agreements (4)	261,600,000	261,600,000	-	-	-
Drillship construction agreement (5)	636,000,000	162,800,000	473,200,000	-	-
Total as of December 31, 2008	$1,063,409,850	$451,745,242	$510,664,608	$32,000,000	$69,000,000
Less: Drillship construction agreement per above	(636,000,000)	(162,800,000)	(473,200,000)	-	-
Add: Drillship payment under Restructure Agreement	227,000,000	-	227,000,000	-	-
Total as of March 12, 2009	$654,409,850	$288,945,242	$264,464,608	$32,000,000	$69,000,000

(1) Amounts represent the scheduled principal amortization payments for our total long-term debt. We anticipate that a portion of our excess cash flows, as defined in the credit agreement, will accelerate the principal amortization.
(2) Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.
(3) Includes approximately $14.8 million related to jackup construction projects and $9.2 million related to the drillship construction project.
(4) Includes shipyard payments under our three jackup construction projects. See Liquidity and Capital Resources for additional information.
(5) Includes shipyard payments under our drillship construction project. Once the Restructure Agreement is complete, our total cash obligation will be reduced to approximately $227.0 million in the 4th quarter of 2010.

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

Property and Equipment:  Consists of furniture and fixtures and computer equipment, depreciated, upon placement in service, over estimated useful lives ranging from three to seven years on a straight-line basis, and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs and drillship under construction are included in Property and Equipment.

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

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during 2008 totaled approximately $3.9 million. There was no interest capitalization in 2007

Stock-Based Compensation: We account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we record the fair value attributable to stock options based on the Black-Scholes option pricing model and the market price on date of grant for our restricted stock grants. The fair values are amortized to expense over the service period required to vest the stock options and stock grants. We recognized approximately $2.3 million of stock-based compensation expense, net of capitalized amounts of $134,322, in the year December 31, 2008.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 141(R), Business Combinations . Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. Effective January 1, 2009, we will begin applying this statement to any business combination completed by us.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 and we anticipate it will impact the accounting for the restructuring of our ownership interest in the Platinum Explorer when the transaction is consummated.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Effective January 1, 2009, we will begin applying this statement to any derivative instruments that we enter into in the future. We did not have any derivative instruments as of December 31, 2008, nor had we engaged in any hedging activities during the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to significantly impact our consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FASB Staff Positions (“FSP”) No. 133-1 and FIN 45-4 to amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for financial statements issued for reporting periods (annual or interim) ending after November 15, 2008, with early application encouraged. Effective January 1, 2009, we will begin applying this statement to any derivative instruments that we enter into in the future. We did not have any derivative instruments as of December 31, 2008, nor had we engaged in any hedging activities during the year ended December 31, 2008.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We did not engage in any substantive commercial business in 2008, however our first jackup began operating under a two year contract in February 2009. Although the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant in 2008, they will become more significant as our jackup construction projects are completed in 2009 and the rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At December 31, 2008, we had $139.0 million of variable rate debt outstanding. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 3.00% to 5.00%. Based upon the December 31, 2008 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in interest expense of approximately $1.4 million. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. As our first rig began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At December 31, 2008, we did not have any open foreign exchange derivative contracts.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vantage Drilling Company:

We have audited the accompanying consolidated balance sheets of Vantage Drilling Company (a corporation in the development stage) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, the related consolidated statements of shareholders’ equity for each of the two years in the period ended December 31, 2008 and from inception (September 8, 2006) to December 31, 2006, and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 2008 and for the period from inception (September 8, 2006) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 and for the period from inception (September 8, 2006) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion thereon.

Houston, Texas
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting of Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vantage Drilling Company and subsidiaries (a corporate in the development stage) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vantage Drilling Company and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of shareholders’ equity for each of the two years in the period ended December 31, 2008 and from inception (September 8, 2006) to December 31, 2006, and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 2008 and for the period from inception (September 8, 2006) to December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion thereon.

Houston, Texas
March 12, 2009

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$16,557,351	$1,262,625
Restricted cash	1,699,781	—
Restricted cash held in trust account	—	273,109,051
Receivables	3,276,843	—
Prepaid expenses and other assets	1,985,956	87,075
Total current assets	23,519,931	274,458,751
Property and Equipment
Property and equipment	631,007,814	122,072
Accumulated depreciation	(111,684)	(10,421)
Property and equipment, net	630,896,130	111,651
Other Assets
Deferred income taxes	2,370,497	311,607
Other assets	8,496,964	756,771
Total other assets	10,867,461	1,068,378
Total assets	$665,283,522	$275,638,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,826,815	$61,518
Accrued liabilities	14,766,472	578,618
Deferred underwriters fee	—	8,280,000
Income taxes payable (receivable)	—	310,171
Short-term debt	11,239,613	—
Current maturities of long-term debt	6,000,000	—
Total current liabilities	35,832,900	9,230,307
Long–term debt	133,000,000	—
Ordinary shares, subject to possible redemption, 10,346,550 shares at redemption value	—	79,286,965
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000,000 and 100,000,000 shares authorized, and 75,708,331and 42,375,000 shares issued and outstanding	75,708	42,375
Additional paid-in capital	542,330,581	185,159,318
Earnings (deficit) accumulated during the development stage	(45,955,667)	1,919,815
Total shareholders’ equity	496,450,622	187,121,508
Total liabilities and shareholders’ equity	$665,283,522	$275,638,780

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Revenue	$912,750	$—	$912,750
Operating costs and expenses
Operating costs	5,365,160	—	5,365,160
General and administrative	9,333,434	936,568	10,270,136
Impairment and termination costs	38,286,166	—	38,286,166
Depreciation	101,263	10,421	111,684
Total operating expenses	53,086,023	946,989	54,033,146
Loss from operations	(52,173,273)	(946,989)	(53,120,396)
Other income (expense)
Interest income	4,095,067	7,699,060	11,794,127
Interest expense	(56,485)	—	(56,485)
Other income	86,033	—	86,033
Total other income (expense)	4,124,615	7,699,060	11,823,675
Income (loss) before income taxes	(48,048,658)	6,752,071	(41,296,721)
Income tax provision (benefit)	(670,466)	2,298,564	1,628,098
Net income (loss)	$(47,378,192)	$4,453,507	$(42,924,819)

Earnings (loss) Per Share
Basic	$(0.78)	$0.16	$(1.09)
Diluted	$(0.78)	$0.14	$(1.09)

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Shareholders’ Equity
	Shares	Amount
Balance, September 8, 2006	—	$—	$—	$—	$—
Issuance of ordinary shares to initial stockholders	7,500,000	7,500	17,500	—	25,000
Net loss	—	—	—	(134)	(134)
Balance, December 31, 2006	7,500,000	7,500	17,500	(134)	24,866
Issuance of ordinary shares and warrants in private placement	375,000	375	5,999,625	—	6,000,000
Issuance of ordinary shares and warrants to public stockholders	34,500,000	34,500	179,142,093	—	179,176,593
Issuance of option to purchase ordinary shares and warrants to underwriters	—	—	100	—	100
Change in value of ordinary shares subject to possible redemption	—	—	—	(2,533,558)	(2,533,558)
Net income	—	—	—	4,453,507	4,453,507
Balance, December 31, 2007	42,375,000	42,375	185,159,318	1,919,815	187,121,508
Change in value of ordinary shares subject to possible redemption	—	—	—	(497,290)	(497,290)
Insurance of ordinary shares and warrants for acquisitions	33,333,333	33,333	274,966,667		275,000,000
Redemption of ordinary shares in connection with acquisition	(2)	—	(16)	—	(16)
Reclassification of ordinary shares subject to possible redemption	—	—	79,784,256	—	79,784,256
Share-based compensation	—	—	2,420,356	—	2,420,356
Net loss	—	—	—	(47,378,192)	(47,378,192)
Balance, December 31, 2008	75,708,331	$75,708	$542,330,581	$(45,955,667)	$496,450,622

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(47,378,192)	$4,453,507	$(42,924,819)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	101,263	10,421	111,684
Amortization of debt financing costs	513,059	—	513,059
Share-based compensation expense	2,420,356	—	2,420,356
Deferred income tax benefit	(2,058,890)	(311,607)	(2,370,497)
Write-off of asset value, net	28,286,166	—	28,286,166
Changes in operating assets and liabilities:
Restricted cash	(1,699,781)	—	(1,699,781)
Receivables	(3,276,843)	—	(3,276,843)
Prepaid expenses and other assets	(1,618,726)	93,201	(2,462,572)
Accounts payable	3,765,297	61,518	3,826,815
Accrued liabilities	15,117,296	888,789	16,006,085
Net cash provided by operating activities	(5,828,995)	5,195,829	(1,570,347)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(213,396,605)	—	(213,396,605)
Additions to property and equipment	(170,775,303)	(122,072)	(170,897,375)
Deferred acquisition costs	—	(756,771)	—
Restricted cash held in trust account	273,109,051	(273,109,051)	—
Net cash provided by (used in) investing activities	(111,062,857)	(273,987,894)	(384,293,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreement	139,000,000	—	139,000,000
Debt issuance costs	(8,533,406)	—	(8,533,406)
Advances from stockholders of OGIL	3,300,000	—	3,300,000
Repayments of advances from stockholders of OGIL	(3,300,000)	—	(3,300,000)
Proceeds from issuance of ordinary shares to initial stockholders	—	—	25,000
Proceeds from issuance of ordinary shares and warrants in private placement	—	6,000,000	6,000,000
Proceeds from issuance of ordinary shares and warrants to public stockholders	—	255,930,000	255,930,000
Proceeds from issuance of option to purchase ordinary shares and warrants to underwriters	—	100	100
Proceeds from notes payable-stockholders	10,000,000	85,800	10,275,000
Repayment of notes payable-stockholders	—	(275,000)	(275,000)
Proceeds from deferred underwriters fee	—	8,280,000	8,280,000
Repayment of deferred underwriters fee	(8,280,000)	—	(8,280,000)
Redemption of ordinary shares	(16)	—	(16)
Net cash provided by financing activities	132,186,578	270,020,900	402,421,678
Net increase (decrease) in cash and cash equivalents	15,294,726	1,228,835	16,557,351
Cash and cash equivalents—beginning of period	1,262,625	33,790	—
Cash and cash equivalents—end of period	$16,557,351	$1,262,625	$16,557,351

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
SUPPLEMENTAL INFORMATION

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$2,476,413	$—	$—
Interest capitalized (non-cash)	(3,941,617)	—	—
Taxes	1,750,016	2,300,000	4,050,016
Non-cash investing and financing transactions:
Issuance of ordinary shares and warrants for acquisition	$(275,000,000)	$—	$(275,000,000)
Increase (decrease) in ordinary shares, subject to possible redemption	(79,286,965)	79,286,965	—

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Background

Vantage Drilling Company (“we,” “our,” “us,” “Vantage Drilling” or  the “Company”), organized under the laws of the Cayman Islands on November 14, 2007 is a holding corporation with no significant operations or assets other than its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), incorporated in the State of Delaware, United States and Offshore Group Investment Limited (“OGIL”) incorporated in the Cayman Islands. On June 12, 2008, Vantage Drilling completed its business combination with Vantage Energy and OGIL pursuant to a share purchase agreement (“Purchase Agreement”).

OGIL was formed to consolidate the drilling assets of F3 Capital, including construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement for an ultra-deepwater drillship and an option for the purchase of a second ultra-deepwater drillship currently under development.

The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, and the longer term implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our potential customers which combined with lower prevailing oil and natural gas commodity prices, has lead potential customers to delay or cancel drilling programs. As the global financial crisis limits the access to credit markets, it could result in a protracted decline in global economic growth, which would reduce the demand for oil and gas commodities.  Such a decrease in demand for oil and gas commodities could cause our potential customers to adjust exploration and production spending to lower levels. A reduction in drilling activity may adversely affect the award of new drilling contracts and cause a reduction in dayrates.

At December 31, 2008 we had outstanding shipyard commitments to complete the Sapphire Driller, Aquamarine Driller and Topaz Driller of approximately $261.6 million plus estimated additional costs of spares and shipyard oversight expenses of $34.1 million to put these jackups in service.  We had undrawn borrowings of approximately $301.0 million under our credit facility.  However, as described below, the credit facility was amended in December 2008 to restrict certain borrowings under the credit facility (the “Amended Credit Agreement”). Pursuant to our Amended Credit Agreement, we had unrestricted available borrowings of $10.0 million for the Emerald Driller which was drawn in January 2009 and $31.0 million for the Sapphire Driller which will complete the Sapphire Driller’s shipyard obligations.  The remaining $260.0 million is restricted until such time as the banks can complete the syndication of the loan to additional banks that would provide the remaining funding.  It is believed that the primary factor to achieving a successful syndication is the contracting of the jackups with acceptable terms, the timing of which is uncertain.

The shipyard has agreed to amendments to the shipyard payment schedule in order to accommodate the restrictions placed on us by the Amended Credit Agreement by deferring all significant shipyard payments on the Aquamarine Driller and Topaz Driller to June 30, 2009.  The shipyard has also expressed their willingness to provide additional financial assistance if necessary.  We believe that all such forbearance by the shipyard is dependent upon our good faith effort to complete the syndication of the Amended Credit Agreement or raise alternative sources of funding.  Accordingly, we have on-going discussions with alternative sources of funding which are generally more expensive than the Amended Credit Agreement.  While our discussion with these alternative sources of funding have indicated that funding is available, although on more expensive terms, there can be no assurances that adequate funding will be available or available on acceptable terms.  In the event that we do not complete the syndication of the Amended Credit Agreement or complete an alternative source of funding by June 30, 2009 and the shipyard elects not to continue its forbearance, the shipyard could choose to foreclose on the jackups still under construction and the banks may determine that we are in default of the Amended Credit Agreement and accelerate the payment terms.

2.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial information as of December 31, 2008, for the years ended December 31,  2008 and 2007 and the inception to date periods include the accounts of Vantage Drilling and it majority owned subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature. Certain previously reported amounts have been reclassified to conform to the current year presentation.

We were considered a development stage company through December 31, 2008 and as such the financial statements included herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Restricted Cash:  Consists of cash and cash equivalents posted as collateral for bid tenders and establishment of a debt reserve. .

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

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during 2008 totaled approximately $3.9 million. There was no interest capitalization in 2007.

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

Income Taxes:  Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Earnings per  Share:  Basic income (loss) per common share has been based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted income per share has been computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method). The calculation of diluted weighted average shares outstanding excludes 65,437,750, 1,250,000 and 65,437,750 ordinary shares for the years ended December 31, 2008 and 2007 and for the period from inception (September 8, 2006) to December 31, 2008, respectively, issuable pursuant to outstanding stock options or warrants because their effect is anti-dilutive.

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31,		For the Period September 8, 2006 (Inception) to December 31, 2008
	2008	2007
Weighted average ordinary shares outstanding for basic EPS	60,913,811	28,042,808	39,487,031
Options	—	—	—
Warrants	—	4,477,453	—
Adjusted weighted average ordinary shares outstanding for diluted EPS	60,913,811	32,520,261	39,487,031

Concentration of Credit Risk:  Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Our restricted cash is invested in certificates of deposits.

Stock-Based Compensation: We account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we value the restricted stock grants based on the market price of our ordinary shares on the date of grant and calculate the fair value attributable to stock options based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period required to vest the stock options and stock grants. We recognized approximately $2.3 million of stock-based compensation expense, net of capitalized amounts of $134,322, in the year December 31, 2008.

Use of Estimates:  The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  While management believes current estimates are appropriate and reasonable, actual results could differ from those estimates.

Fair value of financial instruments:  The fair value of our financial assets and liabilities approximates the carrying amounts represented in the balance sheets due to the short-term of these instruments.

Recent Accounting Pronouncements:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations . Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. Effective January 1, 2009, we will begin applying this statement to any business combination completed by us.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 and we anticipate it will impact the accounting for the restructuring of our ownership interest in the Platinum Explorer when the transaction is consummated.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Effective January 1, 2009, we will begin applying this statement to any derivative instruments that we enter into in the future. We did not have any derivative instruments as of December 31, 2008, nor had we engaged in any hedging activities during the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption to significantly impact our consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FASB Staff Positions (“FSP”) No. 133-1 and FIN 45-4 to amend FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for financial statements issued for reporting periods (annual or interim) ending after November 15, 2008, with early application encouraged. Effective January 1, 2009, we will begin applying this statement to any derivative instruments that we enter into in the future. We did not have any derivative instruments as of December 31, 2008, nor had we engaged in any hedging activities during the year ended December 31, 2008.

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

(ii)	We exchanged, on a one for one basis, all outstanding units, ordinary shares of stock and warrants of Vantage Energy for newly issued units, ordinary shares and warrants of Vantage Drilling; and

(iii)
Vantage Energy became, as a result, wholly-owned by Vantage Drilling. The units, ordinary shares and warrants of Vantage Drilling have the same terms and conditions as those issued by Vantage Energy except that their issuance is governed by the laws of the Cayman Islands.

The Company purchased, through a structured acquisition, all the issued ordinary shares of OGIL. OGIL’s assets consist of the construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement with Mandarin Drilling Corporation (“Mandarin”), a subsidiary of F3 Capital, a Cayman Islands exempted company that is wholly-owned by Hsin-Chi Su, a director of the Company, for an ultra-deepwater drillship, Platinum Explorer, and an option for the purchase of a second ultra-deepwater drillship, the Titanium Explorer, currently under development from an affiliate of F3 Capital.

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

As a result of the acquisition, the ordinary shares of Vantage Drilling were owned approximately 56% and 44% by the former shareholders of Vantage Energy and F3 Capital (former parent company of OGIL) respectively.  Pursuant to the Purchase Agreement, F3 Capital exercised its right to appoint three directors to the board of directors of the Company.

We accounted for the acquisition in accordance with SFAS No. 141, Business Combinations and determined that the acquirer for purposes of accounting for the business combination was Vantage Energy. The total consideration paid for Vantage Drilling and OGIL, including the amounts described above, the shipyard payments due from January 1, 2008 through the acquisition date, and the acquisition costs allocated to the assets acquired was approximately $488.4 million.

The following represents the estimated fair value of the assets and liabilities acquired:

Cash	$23,746
Other current assets	316,589
Property and equipment	245,153
Assets under construction	488,396,605
Accrued Liabilities	(452,971)
Payables to affiliates	$(3,064,003)

Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer

Our initial strategic plan anticipated that we would raise capital to support the development of the Platinum Explorer and Titanium Explorer drillships in the form of additional equity and debt financings.  The purchase agreement for the Platinum Explorer was for total consideration of $676.0 million and an option to acquire the Titanium Explorer for $695.0 million.   The Platinum Explorer purchase agreement and the Titanium Explorer option required us to make installment payments of $194.8 million in September and $208.5 million in November, respectively.  Additionally, the Titanium Explorer option contained a $10.0 million termination fee if we were unable to exercise the option.  We pursued both debt and equity financings to fund these payment obligations, however, due to the worsening global financial crises, we were unable to obtain debt or equity financing on acceptable terms.  In September 2008, we made a partial payment of $32.0 million on the Platinum Explorer purchase obligation and began to negotiate a restructuring of the remaining obligations.

In November 2008, we entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we will acquire forty-five percent (45%) of Mandarin, the owner of the Platinum Explorer for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and issuing ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share.  In order for us to fund the cash consideration, the owner of Mandarin, F3 Capital agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL.Additionally, it was agreed that F3 Capital would accept in the form of ordinary shares at the current market price the $10.0 million termination fee (7,299,270 ordinary shares) for the termination of the Titanium Explorer purchase option.

In connection with the Restructure Agreement, we have executed a shareholders’ agreement with F3 Capital which shall become effective once we own 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”).  Pursuant to the Shareholders Agreement, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction at DSME. The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by us and three of whom are to be designated by F3 Capital.  The Shareholder Agreement further provides we will jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.  In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  F3 Capital is responsible solely for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

In connection with the Restructure Agreement, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608.  Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital.  Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year.  For 2009, we anticipate such fees will aggregate approximately $15.0 million.  For the Mandarin construction oversight agreement, we were also able to invoice an initial fee of $1.5 million plus costs incurred for the work performed during 2008; in the financial statements, we have recognized $825,000 of the initial fee representing the portion of the fee for Mandarin that we do not anticipate owning. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services.  The construction oversight agreements may be terminated by either party upon 60 days’ written notice.

Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, Titanium Explorer and Hull 3608.  We will be paid fixed management fees and variable fees based on the financial performance of the rigs.  The management agreements may be terminated upon 60 days written notice under certain circumstances, provided that the Company does not have any outstanding commitments or contracts to operate the drillships for customers.

4.  Debt

Short-term Debt

On December 18, 2008, we entered into a loan agreement (the “Loan Agreement”) with F3 Capital. Under the terms of the Loan Agreement, F3 Capital agreed to make an unsecured loan to the Company in the principal amount of $10.0 million on or before December 24, 2008 and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for approximately 10.3 million ordinary shares.

Long-term Debt

On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 (the “Amended Credit Agreement”). The Amended Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Amended Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts. Pursuant to the Amended Credit Agreement, approximately $260.0 million of the Lender’s commitments and obligations with respect to certain aspects of the financing are now subject to syndication to other financial institutions prior to June 30, 2009.

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

 The interest rate for each of the Credit Facilities was based on LIBOR plus a margin (“Applicable Margin”) ranging from 3.00% to 5.00%. The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. Additionally, we incur commitment fees on the unused portion of the Amended Credit Agreement of 1.5%. As of December 31, 2008, we have borrowed $139.0 million under the Credit Agreement.

We are subject to certain restrictive covenants under the Amended Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a covenant which limits capital expenditures, a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio.  We believe we are in compliance with all financial covenants of the Amended Credit Agreement at December 31, 2008. The Amended Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations.

Aggregate scheduled principal maturities of our long-term debt for the next five years and thereafter are as follows:

2009	$6,000,000
2010	16,000,000
2011	16,000,000
2012	16,000,000
2013	16,000,000
Thereafter	69,000,000
Total debt	139,000,000
Less: current maturities	(6,000,000)
Long-term debt	$133,000,000

5. Shareholders’ Equity

Preferred Shares

There are 1,000,000 preferred shares authorized by our Amended and Restated Certificate of Incorporation with such designations, voting and other rights and preferences as may be determined from time to time by our board of directors. No preferred shares were outstanding as of December 31, 2008 and 2007.

Ordinary Shares Reserved for Issuance

There are 400,000,000 ordinary shares authorized by our Amended and Restated Certificate of Incorporation and 75,708,331 and 42,375,000 ordinary shares were issued and outstanding as of December 31, 2008 and 2007, respectively.

Ordinary shares reserved for issuance are summarized as follows:

	December 31,
	2008	2007
2007 Long-Term Incentive Plan	7,500,000	—
Warrants to purchase common stock	64,125,000	39,125,000
Total	71,652,000	39,125,000

Warrants

On May 30, 2007 we completed the initial public offering of 34.5 million units for proceeds of $264.2 million, net of underwriting fees and expenses. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $6.00 per share. The warrants became exercisable upon the completion of the acquisition of OGIL and will expire May 24, 2011.

Furthermore, we sold to the underwriters of the initial public offering for $100 an option to purchase up to a total of 1,250,000 units (“Underwriter Units”) for $9.60 per unit. Each Underwriter Unit consisted of a share of common stock and a warrant to purchase a share of common stock for $7.20 per share. The warrants underlying the Underwriter Units became exercisable upon the completion of the acquisition of OGIL and will expire May 24, 2011.

In connection with the consummation of the public offering, certain officers, directors and initial stockholders purchased a combined total of 375,000 units and 3.0 million warrants (collectively, the “Founding Securities”) at the prices of $8.00 per unit and $1.00 per warrant for a total of $6.0 million from the Company. Other than the additional trading restrictions placed on the warrants included in the Founding Securities, these warrants have the same terms and conditions as the warrants issued to the public shareholders.

In the acquisition of OGIL, we issued 25.0 million warrants to F3 Capital to purchase one ordinary share at an exercise price of $6.00 per share. These warrants will expire May 24, 2011.

2007 Long-Term Incentive Plan

Our 2007Long-Term Incentive Plan (the “Incentive Plan”) was approved by our shareholders at our special meeting on June 10, 2008. Under the Incentive Plan, we may grant to officers and key employees of the Company incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. In addition, we may grant non-qualified stock options and restricted stock awards to directors and independent contractors and consultants. We have reserved a maximum of 7,500,000 shares for issuance upon the exercise of awards to be granted pursuant to the Incentive Plan. Each share issued under an option or restricted stock award will be counted against this limit.

On June 12, 2008, we granted 1,312,750 non-qualified stock options to officers and key employees to purchase ordinary shares at an exercise price of $8.40 per share. The options vest ratably over four years and have a ten-year life from date of grant. The aggregate fair value of the options was approximately $4,056,000 and is being amortized to expense over the vesting period of the options. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5.06 years, (ii) expected volatility of 33.42% based on the implied volatility of a peer group of companies and (iii) risk-free interest rate of 4.04% based upon U.S. Treasury notes.  We recognized approximately $516,000 of stock option based compensation expense, net of capitalized amounts of $34,000, in the year ended December 31, 2008.  All of the stock options granted were outstanding at December 31, 2008 and none were exercisable.

During 2008, we granted 1,616,850 restricted shares to officers and employees. All restricted share awards granted vest ratably over four years and are being amortized to expense over the vesting period. The fair value of the awards at the dates of grant was approximately $14,216,000 based on share prices ranging from $0.71 to $8.40 per share. We recognized approximately $1,770,000 of restricted stock based compensation expense, net of capitalized amounts of $101,000 in the year ended December 31, 2008.

6.  Income Taxes

Our operations are conducted through various subsidiaries.  We provide for income taxes based on the tax laws and rates in the countries where our subsidiaries earn income.  Because these countries have tax rates and regimes that vary as compared to each other, there is no expected relationship between the provision for income taxes and our income or loss before income taxes.

The provision for income taxes consists of the following:

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Current	$1,388,424	$2,610,171	$3,998,595
Deferred	(2,058,890)	(311,607)	(2,370,497)
Total	$(670,466)	$2,298,564	$1,628,098

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Taxes at U.S. statutory rate	34.0%	34.0%	34.0%
Taxes on foreign earnings (loss) at lesser than U.S. statutory rate	(32.6)	---	(30.1)
Income tax rate	1.4%	34.0%	3.9%

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  Our deferred tax asset at December 31, 2008 totaled $2.4 million and consisted primarily of start-up expenses not currently deductible.

We have adopted the provisions of FASB Interpretation No. 48 (“FIN 48”).  This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Our adoption and application of FIN 48 did not have any impact on our total liabilities or shareholders’ equity.

7.  Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of December 31, 2008, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

In August 2008, we entered into a two year contract for the Emerald Driller to work in Southeast Asia. The rig began operations in early February 2009, following the completion of its construction and commissioning activities in Singapore. The contract is expected to generate approximately $128.3 million in revenue, excluding revenues for cost escalations and client reimbursables, over the initial term. The contract contains operational requirements customary to the drilling industry.

As of December 31, 2008, we had approximately $261.6 million of commitments related to the construction contracts for our three remaining Baker Marine Pacific Class 375 jackups. In preparing our rigs for operations, we have made approximately $24.0 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training.  For additional information related to commitments for the Platinum Explorer, please see "Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer" in Note 3.

As of December 31, 2008, we were obligated under leases, with various expiration dates, for certain office space, housing and vehicles. Future minimum rentals under these operating leases having initial or remaining terms in excess of one year total $2.0 million for 2009 and $886,000 for 2010. Rental expense related to these leases was approximately $664,000, $63,000 and $727,000 for the years ended December 31, 2008 and 2007 and the period September 8, 2006 (inception) to December 31, 2008, respectively.

8. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
Assets under construction	$628,652,996	$—
Leasehold improvements	219,817	—
Office and technology equipment	2,135,002	122,072
	631,007,814	122,072
Accumulated depreciation	(111,684)	(10,421)
Property and equipment, net	$$630,896,130	$111,651

We capitalize interest costs on the rigs under construction. During the year ended December 31, 2008, we capitalized approximately $3.9 million, of interest costs. We did not capitalize any interest in 2007.

Other Assets

Other assets at December 31, 2008 consisted primarily of debt financing costs of $8.0 million, net of amortization and deposits of $477,000. At December 31, 2007, other assets consisted of deferred acquisition costs of $756,771 directly related to the acquisition of OGIL.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
Interest	$971,323	$—
Property, service and franchise taxes	710,132	134,500
Professional fees	17,720	442,924
Compensation	3,057,144	—
Termination fee	10,000,000	—
Other	$10,153	1,194
	$14,766,472	$578,618

9. Subsequent Events

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

In February 2009, we entered into a management agreement with Sea Dragon Offshore Limited (“Sea Dragon”) for one of its two deepwater semisubmersible drilling rigs.  Sea Dragon may extend the agreement to include its second unit as well.  The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the management agreement, we will receive from Sea Dragon management fees during the construction phase of the project plus performance based completion incentives.   During the operations phase, we will receive fixed and variable daily fees.

In December 2008, we received a letter of award for a five year contract for the Platinum Explorer drillship to work in India, subject to certain conditions which were satisfied in January 2009.  The rig is anticipated to begin operations in late 2010, following the completion of its construction and commissioning activities in Korea.  Pursuant to the terms of our management agreement with Mandarin, our 45% owned joint ownership company for the Platinum Explorer, we will lease the drillship from Mandarin.  Under the terms of the of the management agreement, the lease payments for the Platinum Explorer will be calculated as the gross revenue from the customer less all operating expenses and our marketing and management fees.  The contract is expected to generate approximately $1.1 billion in revenue, excluding revenues for mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

In February 2009, we received an eight year contract for the Titanium Explorer drillship to work in the Gulf of Mexico, although the customer has the right to work the drillship on a worldwide basis.  The rig is anticipated to begin operations in the second half of 2011, following the completion of its construction and commissioning activities in Korea.  Pursuant to the terms of our management agreement with Valencia Drilling Company, the owner of the Titanium Explorer, we will lease the drillship from Valencia Drilling Company.  Under the terms of the of the management agreement, the lease payments for the Titanium Explorer will be calculated as the gross revenue from the customer less all operating expenses and our marketing and management fees.  The contract is expected to generate approximately $1.6 billion in revenue, excluding revenues for costs escalation, mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

On March 3, 2009, we entered into a loan agreement (the “Second Loan Agreement”) with F3 Capital.  Under the terms of the Second Loan Agreement, F3 Capital agreed to make an unsecured loan to us in the principal amount of $4.0 million on or before March 9, 2009.  Subject to shareholder approval, F3 Capital has elected to convert amounts outstanding under the Loan Agreement into 3,921,569 ordinary shares at a price equal to the closing price of the ordinary shares on the preceding day, March 2, 2009, which was $1.02 per share.

10. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$—	$—	$—	$912,750
Loss from operations	(726,308)	(1,981,773)	(5,421,011)	(44,044,181)
Other income (expense)	2,505,047	1,326,367	257,477	35,724
Net income (loss)	1,170,876	(530,911)	(4,550,351)	(43,467,806)
Earnings (loss) per share (a)
Basic	$0.03	$(0.01)	$(0.06)	$(0.57)
Diluted	$0.02	$(0.01)	$(0.06)	$(0.57)

2007
Revenue	$—	$—	$—	$—
Loss from operations	(109)	(145,534)	(259,658)	(541,688)
Other income (loss)	---	1,128,805	3,376,287	3,193,968
Net income (loss)	(109)	647,905	2,054,583	1,751,128
Earnings (loss) per share (a)
Basic	$—	$0.06	$0.05	$0.04
Diluted	$—	$0.05	$0.04	$0.04

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not agree to the total computed for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission's (“SEC”) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Office and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

 We made the following changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting:

•
implemented an integrated enterprise resource planning system to process and record information related to our business operations and that is used in the reporting of our financial condition and the results of operations, and

•	implemented quarterly financial and internal control certifications by our officers and other key operational and financial employees to our Chief Executive Officer and Chief Financial Officer.

The actions described above have significantly improved our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.vantagedrilling.com in the “Corporate Governance” area. Any waivers from our Code of Business Conduct and Ethics must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the Code of Business Conduct and Ethics will be posted on our website and reported pursuant to applicable rules and regulations of the SEC.

ITEM 11.  Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 12.  Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2008.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.3	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Memorandum and Articles of Association (3)
4.1	Specimen Unit certificate (4)
4.2	Specimen Ordinary Share certificate (5)
4.3	Specimen Warrant certificate (6)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)
10.1
Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (8)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (9)
10.3	Registration Rights Agreement between the Company and F3 Capital (10)
10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (11)
10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (12)
10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (13)
10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (14)
10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (15)
10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (16)
10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (17)
10.11	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (18)
10.12	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (19)
10.13	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (20)
10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (21)
21.1	Subsidiaries of the Company*
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*
______________________
*	Filed herewith.

(1)	Incorporated by reference to Exhibit 1.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(3)	Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(6)	Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(10)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(11)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(12)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(13)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(14)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(15)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(16)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.

(17)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(18)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(19)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(21)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantage Drilling Company
By:	/s/ Paul A. Bragg
Name: Paul A. Bragg
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Paul A. Bragg Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ Douglas G. Smith Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ Christopher G. DeClaire Christopher G. DeClaire	Vice President, Secretary, and Director	March 12, 2009

/s/ Jorge E. Estrada M. Jorge E. Estrada M.	Director	March 12, 2009

/s/ Marcelo D. Guiscardo Marcelo D. Guiscardo	Director	March 12, 2009

/s/ John C.G. O’Leary John C.G. O’Leary	Director	March 12, 2009

/s/ John Russell John Russell	Director	March 12, 2009

/s/ HSIN CHI SU Hsin Chi Su	Director	March 12, 2009

/s/ STEINAR THOMASSEN Steinar Thomassen	Director	March 12, 2009

/s/ ROBERT GRANTHAM Robert Grantham	Director	March 12, 2009

Exhibit Index

Exhibit No.	Description
2.3	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Memorandum and Articles of Association (3)
4.1	Specimen Unit certificate (4)
4.2	Specimen Ordinary Share certificate (5)
4.3	Specimen Warrant certificate (6)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)
10.1
Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (8)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (9)
10.3	Registration Rights Agreement between the Company and F3 Capital (10)
10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (11)
10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (12)
10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (13)
10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (14)
10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (15)
10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (16)
10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (17)
10.11	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (18)
10.12	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (19)
10.13	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (20)
10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (21)
21.1	Subsidiaries of the Company*
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*
______________________
*	Filed herewith.

(1)	Incorporated by reference to Exhibit 1.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(3)	Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(6)	Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(10)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(11)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(12)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(13)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(14)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(15)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(16)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.

(17)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(18)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(19)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(21)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.