Form 10-K/A
period 2008-12-31
Vantage Drilling CO
filed 2009-04-30
CIK 1419428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission File Number 001-34094

Vantage Drilling Company
(Exact name of registrant as specified in its charter)

Cayman Islands
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 610, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	NYSE AMEX
Ordinary Shares, par value, $.001 per share	NYSE AMEX
Warrants	NYSE AMEX

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
Yes  ☐     No  ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2008, based on the closing price of $8.64 per share on the NYSE AMEX on such date, was approximately $298,080,000.

The number of the registrant’s ordinary shares outstanding as of April 30, 2009 is 88,524,844 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

VANTAGE DRILLING COMPANY
Explanatory Note

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Report”), solely to revise Part III of the Report to include the information previously omitted from the Report.  This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.  Unless otherwise stated in this report, references to “we,” “us,” “our,” or “the company” refer to Vantage Drilling Company.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations” and the following:

·	our being a development stage company with no operating history;

·	our dependence on key personnel;

·	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

·	the adequacy and availability of additional financing;

·	risk associated with operating in the oilfield services industry;

·	contract commencements;

·	commodity prices;

·	utilization rates and dayrates;

·	contract awards;

·	construction completion, delivery and commencement of operations dates;

·	future activity in the jackup rig and deepwater market sectors;

·	market outlook for our various classes of rigs;

·	capacity constraints for ultra-deepwater rigs and other rig classes;

·	effects of new rigs on the market;

·	operations in international markets; and

·	general economic conditions.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The names of our directors and executive officers, their ages as of April 30, 2009, and certain other information about them are set forth below:

Name	Age	Position
Paul A. Bragg	53	Chairman of the Board and Chief Executive Officer
Douglas G. Smith	40	Chief Financial Officer and Treasurer
Douglas W. Halkett	47	Chief Operating Officer
Edward G. Brantley	54	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	55	Vice President – Marketing
Christopher G. DeClaire	50	Director, Vice President, and Secretary
Jorge E. Estrada (1), (3)	60	Director
Robert F. Grantham (3)	51	Director
Marcelo D. Guiscardo (2)	55	Director
John C.G. O’Leary (1), (3)	52	Director
John R. Russell (2)	68	Director
Hsin-Chi Su (2)	49	Director
Steinar Thomassen (1)	61	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

Paul A. Bragg, 53, has served as our Chairman of the Board of Directors and Chief Executive Officer and that of Vantage Energy Services, Inc. (“Vantage Energy”), our predecessor, since September 2006.  Mr. Bragg has over 31 years of direct industry experience.  Prior to joining the company, Mr. Bragg was affiliated with Pride International, Inc. (“Pride”), one of the world’s largest international drilling and oilfield services companies.  From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride.  From 1997 through 1999, Mr. Bragg served as Pride’s Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as its Vice President and Chief Financial Officer.  Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

Douglas G. Smith, 40, has served as our Chief Financial Officer and Treasurer since November 2, 2007.  Prior to joining the Company, Mr. Smith served with Pride as Vice-President – Financial Projects from January 2007 to June 2007, as Vice-President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004.  From 2001 to 2003, Mr. Smith worked as an independent business consultant providing advisory services to a private equity group and start-up companies.  From 2000 to 2001, Mr. Smith served as Vice-President of Finance and Accounting for COMSYS Information Technology Services, Inc.  Mr. Smith is a certified public accountant and has a Bachelors of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Douglas W. Halkett, 47, has served as our Chief Operating Officer since January 15, 2008.  Prior to joining the Company, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2003 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001.  Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East.  Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985.  Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Programme for Management Development at Harvard Business School in 2003.

Edward G. Brantley, 54, has served as our Chief Accounting Officer since April 2008.  Prior to joining the Company, Mr. Brantley served with Transmeridian Exploration Incorporated, an international exploration and production company, as Vice President and Chief Accounting Officer from 2005 to 2008.  Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer.  Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President – Finance of Baker Sand Control and Controller of Baker Hughes Inteq.  Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire, 55, has served as our Vice President-Marketing and that of Vantage Energy, our predecessor, since January 15, 2008.  Prior to joining the Company, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai.  From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol Foramer.  Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

Christopher G. DeClaire, 50, has served as our Vice-President, Secretary and a Director and that of Vantage Energy since its inception and served as Vantage Energy’s Chief Financial Officer and Treasurer until November 2, 2007.  Mr. DeClaire has over 28 years of experience.  Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002.  From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm.  From 1994 though 1998, Mr. DeClaire served as the Chief Executive Officer of Skillmaster, Inc., a temporary staffing company.  Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law with a minor in accounting.

Jorge E. Estrada, 60, has served as a Director since 2008 and that of Vantage Energy since its inception.  Mr. Estrada has over 37 years of direct industry experience.  From July 1993 to January 2002, Mr. Estrada was employed as a consultant to Pride.  From January 2002 to May 2005 he was employed by Pride in a business development capacity.  He also served as a director of Pride from July 1993 until May 2005.  Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment.  Mr. Estrada received a B.S. in geophysics from Washington and Lee University, and was a PhD candidate at the Massachusetts Institute of Technology.

Robert F. Grantham, 51, has served as a Director of the company since 2008.  Mr. Grantham has over 20 years of industry experience.  From 1982 to 2006 he held senior management positions with various maritime shipping companies.  He is currently a director for a number of companies based in the United Kingdom including, Bluewave Services, Ltd., a shipping consultancy specializing in commercial operations of LNG vessels, The Medical Warehouse LTD and TMT UK Ltd.

Marcelo D. Guiscardo, 55, has served as a Director since 2008 and that of Vantage Energy since its inception.  Mr. Guiscardo has 33 years of direct industry experience.  He served as president of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006.  From March 2000 until January 2005, he was Vice President, E&P Services for Pride.  From September 1999 until joining Pride he was President of GDM Business Development, a private company providing consulting services to the energy industry.  From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with and was a Director of YPF Sociedad Anonima (now part of Respol YPF S.A.), an international integrated energy company.  Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999.  Prior to that, he was YPF’s Vice President of Exploration and Production.  From 1979 to 1993 he filled various positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoire.  Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

John C.G. O’Leary, 52, has served as a Director since 2008 and that of Vantage Energy since its inception.  Mr. O’Leary has over 31 years of direct industry experience.  Mr. O’Leary is a member of the boards of directors of Technip, Huisman-Itrec and Atlantic Oilfield Services.  Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with its head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry.  Prior to forming Strand Energy, and from 2004 to 2006, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consultancy and brokerage services to customers in the upstream energy industry.  Prior to commencing with Pareto Offshore in November 2004, Mr. O’Leary was President of Pride.  He joined Pride in 1997 as Vice President of Worldwide Marketing.  Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977.  He holds two post-graduate degrees, one in finance from Trinity College, Dublin and one in petroleum engineering from the French Petroleum Institute in Paris.

John R. Russell, 68, has served as a Director since 2008 and that of Vantage Energy since its inception.  Mr. Russell has over 46 years of direct industry experience.  Mr. Russell served as President of Baker Hughes from August 1998 until his retirement in October 1998.  Previously, he served as President and Chief Executive Officer of Western Atlas from 1997 until August 1998, when the company was acquired by Baker Hughes Incorporated.  Mr. Russell previously served as Executive Vice President and Chief Operating Officer, Oilfield Services, of Western Atlas from 1994 until the spin-off of the company from Litton Industries, when he was named President and Chief Executive Officer of the company.

Hsin-Chi Su, 49, has served as a Director of the Company since 2008.  Since 2002, Mr. Hsin-Chi Su has served as Chief Executive Officer of TMT Co., Ltd.  Under the direction of Mr. Hsin Chi Su, TMT Co., Ltd., has expanded its fleet to include drybulk carriers, very large crude carriers, liquefied natural gas carriers, automobile carriers, and cement carriers.  In addition to increasing the service capabilities of TMT Co., Ltd., Mr. Hsin Chi Su has transformed TMT Co., Ltd., into a global leader in the international shipping industry.  Mr. Hsin-Chi Su graduated with a BSc in economics from Keio University in Japan.

Steinar Thomassen, 61, has served as a Director since 2008.  Mr. Thomassen has over 31 years of direct industry experience.  Mr. Thomassen served as Manager of LNG Shipping for StatoilHydro ASA (formerly Statoil ASA) from August 2001 until his retirement in December 2007 and was responsible for the acquisition and construction supervision of three large LNG tankers.  Previously, Mr. Thomassen served as Vice President of Industrial Shipping for Navion ASA from October 1997 to July 2001 and for Statoil ASA from September 1992 to September 1997 and was responsible for the chartering and operation of a fleet of LPG, chemical and product tankers.  Previously, Mr. Thomassen served as Chief Financial Officer for Statoil North America Inc., from December 1989 to August 1992 and functioned as the head of administration, personnel, accounting and finance.  From January 1986 until November 1989 he was employed by Statoil AS and served as Controller for the Statfjord E&P producing division, with a production of 800 thousand bbls per day.  From May 1976 until December 1986, Mr. Thomassen was employed by Mobil Exploration Norway Inc., during this period he held various international positions, including Project Controller for the 3 billion Statfjord Development, and served as Project Controller and Treasurer of the 2.5 billion Yanbu Development Project in Saudi Arabia from January 1982 until December 1986.  Mr. Thomassen graduated from the Oslo School of Marketing in 1968.

Arrangement for Nomination of Directors for Election

In connection with our acquisition of Offshore Group Investment Limited, a Cayman Islands exempted company (“OGIL”), F3 Capital has the right to nominate three members to our Board of Directors. Messrs. Grantham, Su and Thomassen were nominated to our Board of Directors by F3 Capital. Mr. Su owns and controls F3 Capital.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the last fiscal year, all reports filed by our directors and executive officers under Section 16(a) were made timely, except Messrs. Russell, DeClaire and Guiscardo who each filed a Form 4 late and Mr. Brantley who filed a Form 3 and a Form 4 late.

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company (the “Code of Conduct”).  Our Code of Conduct is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Code of Conduct.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the “code of ethics” definition contained in Item 406(b) of SEC Regulation S-K.

Audit Committee

The Board has an Audit Committee, which was formally established on June 10, 2008. The Audit Committee consists of Jorge E. Estrada, John C.G. O’Leary and Steinar Thomassen.  John C.G. O’Leary serves as the chairman of our Audit Committee. The Audit Committee reviews and recommends to the Board internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. John C.G. O’Leary is our Audit Committee financial expert under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002.  All of the members of the Audit Committee are independent as such term is defined under NYSE AMEX rules.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to our five most highly compensated executive officers including our Chief Executive Officer.  Those individuals are identified in the Summary Compensation Table below and are referred to as the “named executive officers.”

Our predecessor, Vantage Energy was a “special purpose acquisition company” formed for the purpose of engaging in a merger or acquisition in the oilfield services sector.  We accomplished this by acquiring OGIL and reorganizing into a Cayman Island holding company structure in June 2008.  We refer to this as the “OGIL Acquisition.”

None of the company’s founding executive officers or directors received compensation prior to the OGIL Acquisition, including our Chief Executive Officer.  Each of the other four named executive officers were compensated in 2008 prior to the OGIL Acquisition and that compensation is reflected in the compensation tables.

Compensation Committee

Our Compensation Committee is charged with setting and performing an annual review of the company’s executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Benchmarking of Compensation and Compensation Consultant

We believe that it is important when making compensation-related decisions to be informed as to current practices of similarly-situated, publicly-held companies in the offshore contract drilling industry.  Accordingly, our Compensation Committee considers the cash and equity compensation practices of other publicly held companies in the offshore contract drilling industry through the review of such companies’ public reports and through other resources.  While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we believe that gathering this information is an important part of our compensation-related decision-making process.

In anticipation of the closing of the OGIL Acquisition, the Compensation Committee retained the services of an executive compensation consulting firm, Stone Partners Inc., to assist with executive compensation benchmarking analysis, devising our executive compensation program and setting compensation for our executives.  Stone Partners provided its analysis and recommendations to the Compensation Committee during the first half of June 2008, in advance of the OGIL Acquisition.  The Compensation Committee also consulted Stone Partners in its review of the terms and conditions of proposed employment agreements that were entered into with the named executive officers on June 12, 2008, other than Mr. Munro whose employment contract was executed in May 2008.

Our Compensation Committee instructed Stone Partners to assume that we would reach a fully deployed, annualized revenue run rate of $1.2 billion within two years, and advised Stone Partners that the Compensation Committee’s overall goal was to structure our executive compensation program so as to be market competitive with that tier of drilling and oilfield services companies.  Based on the recommendations of Stone Partners, our Compensation Committee chose a group of peer companies against which to benchmark the types and amounts of compensation and benefits to be provided to our executives.  This peer group consisted of a group of publicly-held drilling and oilfield services companies with median revenues in 2007 of $1,893.5 million, median assets at December 31, 2007 of $3,615.0 million and a median capitalization of $2,848.7 million at December 31, 2007.  The peer group had average revenues in 2007 of $2,356.7 million, average assets at December 31, 2007 of $5,337.9 million and average market capitalization of $3,096 million at December 31, 2007.  This peer group consisted of Pride International, Inc., Noble Corporation, ENSCO International Incorporated, Rowan Companies, Inc., Oceaneering International, Inc., Hercules Offshore, Inc., Complete Production Services, Inc., Grey Wolf, Inc. (subsequently acquired by Precision Drilling Trust), Parker Drilling Company and Atwood Oceanics, Inc.

To assist in meeting its responsibilities, the Compensation Committee engaged Stone Partners, an independent outside consulting firm.  The compensation consultant reports to and acts at the direction of the Compensation Committee.  The Compensation Committee does not adopt all of the compensation consultant’s recommendations, but utilizes the compensation consultant’s work as a check in arriving at its own judgment with respect to what it deems appropriate. Stone Partners is not affiliated with any of our directors or officers.  Our executive management did not engage Stone Partners in 2008 and did not direct or oversee the retention, analysis and recommendations of Stone Partners.  Stone Partners has not been retained by the Compensation Committee for 2009.

Role of Executive Officers in Compensation Decisions

Each of our Chief Executive Officer and the other named executive officers played a role in our executive compensation decisions in 2008.  Our Chief Executive Officer reviewed the performance of all officers and made his compensation recommendations to the Compensation Committee, including his own.  Our other named executive officers also reviewed those executives directly or indirectly reporting to them and provided their compensation recommendations to the Chief Executive Officer for his consideration in formulating his recommendations to the Compensation Committee.  In forming their recommendations, the Chief Executive Officer and the other named executive officers considered the performance of the individuals evaluated, their tenure with the company, their initial compensation package upon joining the company and any subsequent modifications, internal pay equity matters and the company’s performance.

Compensation Philosophy and Objectives

As a development stage company in a highly cyclical industry, we must compete with much larger and more established competitors for executive talent.  We believe that the most effective compensation program for us at this stage of our development is one that allows us to attract from far more seasoned competitors, proven leaders with the practical experience and entrepreneurial drive needed to successfully execute our business plan and build stockholder value.  Accordingly, our executive compensation program seeks to provide total compensation packages that are at least competitive, in terms of potential value over time, to that which our executives could likely command if they were employed with our more established competitors.  Our executive compensation program must also enable us to incentivize and retain those individuals who continue to perform at or above our expectations.  For these reasons, the types of compensation and benefits we provide to our executive officers are similar to those provided to executive officers of other companies engaged in international operations and include elements of short term and currently paid out compensation and cash and non-cash compensation.  The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation, other than its goal of keeping the Company’s compensation program competitive.

We view components of executive compensation as related but distinct.  Although our Compensation Committee reviews total compensation, we do not believe that significant compensation derived from one component of compensation should necessarily negate or reduce compensation from other components.  In the future, the Compensation Committee anticipates determining the appropriate level for each compensation component based in part, but not exclusively, on the compensation practices of competitors, the internal equity and consistency of our executive competition, individual performance and other information deemed relevant at the time.

We entered into employment contracts with our Chief Executive Officer and the other named executive officers in 2008.  While this decision generally restricts us from adjusting our executives’ compensation and other terms of employment in a manner adverse to the executive, it has the important benefit of adding an element of security to their compensation in view of the fact that we are a development stage company.  We also believe that providing executive officers with employment contracts is a common practice among our peer companies and that refusing to provide employment contracts would lessen our ability to attract and retain managers of the caliber we seek.

Elements of Our Compensation Program

There are four primary components to our executive compensation—salary, cash incentive bonus, stock-based awards and, with respect to executives resident in foreign countries, expatriate executive perquisites.  These are described in greater detail below.

Base Salary.  We attempt to set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at peer group companies.  In setting base salaries in 2008, our Compensation Committee, with the assistance of our compensation consultant, reviewed the market median base salary ranges for peer group companies in the 25th percentile to the 75th percentile of our peer group.  Base salaries were then set for our executives at approximately 90% of the peer group median base salary.  The Compensation Committee expects to review and adjust base salaries annually, subject to contractual obligations under employment agreements with executives.

Annual Cash Bonuses.  All of our executive officers participate in a cash annual incentive bonus plan.  Under this plan, each executive officer is assigned a target bonus and a maximum bonus expressed as a percentage of his base salary.  The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2008 is set forth in the table below:

Name	Title	Target Bonus Percentage	Maximum Bonus Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas Smith	Chief Financial Officer	70%	140%
Douglas Halkett	Chief Operating Officer	80%	160%
Michel R.C. Derbyshire	Vice President – Marketing	70%	140%
Donald Munro	Vice President – Operations	60%	120%

Target and maximum bonus percentages in the table above were established by our Compensation Committee in June 2008 for the year ended December 31, 2008. As is typical among our peer group, target and maximum bonus percentages vary among the named executive officers based on the potential impact each position has on our financial performance.  For 2008, target bonus levels and maximum bonus levels were established at approximately the median of annual cash bonus opportunities for executives in comparable positions with our peer group.

Whether a targeted bonus or a maximum bonus is actually earned by an executive is based on performance against our financial and operating objectives and against individual objectives assigned to the executive by the Compensation Committee.  In 2009 and subsequent years, the Compensation Committee expects that the attainment of Company objectives and an individual executive’s objectives will be determined primarily by reference to objective, quantitative performance criteria that we expect will include financial, operational and safety performance goals.  We have not yet established our company and individual performance criteria for 2009 but we expect that our Compensation Committee will do so in May 2009.

In 2008, however, objective, quantitative performance standards were not set for annual cash incentive bonus eligibility because the OGIL Acquisition did not occur until midway through 2008 and we did not take delivery of our first rig until December of 2008.  Instead, the Compensation Committee awarded annual cash incentive bonuses for 2008 based largely upon its collective, subjective evaluation of individual executive’s performance and company wide performance relating to completion of the OGIL Acquisition, cost and timing of rig construction, hiring and retention of staff and other developmental stage activities following closing of the OGIL Acquisition.  Our Chief Executive Officer provided the Compensation Committee with his recommendations regarding cash incentive bonuses which was based in part on recommendations to him made by other executive officers.  The determination of the cash incentive bonuses to be paid were determined by the Compensation Committee in March 2009 and the bonuses were paid in March 2009.

Equity Awards.  The company uses stock options and other stock-based awards to reward long-term performance. The company believes that providing a meaningful portion of its executives’ total compensation package in stock options and other stock-based awards will align the incentives of its executives with the interests of the company’s shareholders and with the company’s long-term success. The Compensation Committee and Board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to the company’s executives, including prior equity awards, are sufficient to retain, motivate and adequately reward the executives.

The Compensation Committee considers multiple factors when determining award sizes, including market practices and amounts of other elements of compensation. However, like other components of compensation, the Compensation Committee seeks to set the dollar value of annual long-term equity incentive awards for executive officers at the median of the compensation peer group.  Our Compensation Committee believes that the stock options and shares of restricted stock are essential components of our compensation program and are necessary for us to be able to attract, motivate and retain high quality employees and executive officers.  During the last fiscal year, the Compensation Committee allocated the awards made to executive officers equal in number between stock options and restricted stock.  Stock options and restricted stock are granted to executives to provide an equity-based incentive component to their compensation.  Executives do not realize value unless the stock price rises above the price on the date of grant. This reflects our focus on aligning the interests of shareholders and executives and increasing shareholder value.

Under the Vantage Drilling Company 2007 Long-Term Incentive Plan, stock options are granted at exercise prices equal to fair market value of the underlying ordinary shares on the date of grant.  For the fiscal year 2008, Mr. Bragg was granted options to acquire 340,250 ordinary shares at an exercise price of $8.40 per share, and Mr. Smith was granted options to acquire 121,500 ordinary shares at an exercise price of $8.40 per share. In addition, three other named executive officers were granted options to acquire 405,000 ordinary shares at an exercise price of $8.40 per share. The exercise price for these options was equal to the fair market value of the underlying ordinary shares on the date of grant, and reflect the Compensation Committee’s focus on the “at risk” component of Mr. Bragg’s, Mr. Smith’s and other named executive officers’ total compensation. For fiscal year 2008, Mr. Bragg was granted 415,200 shares of restricted stock, and 133,200 shares of restricted stock were granted to Mr. Smith. Also, 441,600 shares of restricted stock were granted to other named executive officers. Both the options and restricted shares vest in 25% increments beginning the first anniversary date of the grant and were granted on June 12, 2008.

Ordinary Share Ownership Requirements

Although we do not have a formal requirement for stock ownership by any employee, we seek to promote the ownership of our ordinary shares through the use of long-term incentive compensation. We believe that broad-based stock ownership by our employees, including the named executive officers, enhances our ability to improve shareholder return by aligning the interests of our employees and shareholders.

Severance and Other Termination Payments

     Under the compensation program, reasonable “change in control” and severance benefits are provided to our named executive officers and certain other employees. In the case of our named executive officers, the Compensation Committee believes these benefits reflect the competitive marketplace for executive talent and are in line with similar arrangements of companies with executives in comparable positions. Our change in control and severance benefit arrangements with the named executive officers and certain other employees recognize that our employees have built the company into the successful enterprise it is today.

The purpose of these change in control arrangements is to:

•
ensure that the actions and recommendations of our senior management with respect to a possible or actual change in control are in the best interests of the company and its shareholders, and are not influenced by their own personal interests concerning their continued employment status after the change in control; and

•	reduce the distraction regarding the impact of an actual or potential change in control on the personal situation of the named executive officers and other employees.

More detailed information about the employment agreements is contained in “Employment Agreements” and “Potential Payments Upon Termination and Change in Control.”

Expatriate Executive Perquisites.  Executives who are resident in foreign countries, expatriate employees, also receive a company standard array of expatriate executive perquisites that we believe is competitive with those of peer companies engaged in significant international operations.  These include company-paid housing and utilities, use of an automobile, payment or reimbursement of in-country taxes, business class travel for extended flights, annual business class round trip flights for annual leave and school tuition expenses for their children.

Conclusion

We believe our overall compensation mix and levels are appropriate and provide a direct link to enhancing shareholder value, achieving our mission and business strategy, and advancing the other core principles of our compensation philosophy and objectives, including attracting, motivating and retaining the key talent needed to ensure the long-term success of the company.  We will continue to monitor current trends and issues in our competitive landscape and will modify our programs where appropriate.

Other Compensation

We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan.  These plans will be available to all salaried employees and do not discriminate in favor of executive officers.

In order to attract certain of our named executive officers to leave their current employment and join us in our development stage, we paid sign-on bonuses in 2008.  Mr. Halkett received a sign-on bonus of $25,000 in 2008 and each of Messrs. Derbyshire and Munro received a sign-on bonus of $20,000 in 2008.

Executive Compensation

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total Compensation ($)
Paul A. Bragg (3)	2008	257,673	279,452	472,290	142,373	9,000	1,160,788
Chairman and Chief Executive Officer	2007	-	-	-	-	-	-
Douglas G. Smith (4)	2008	275,000	192,500	151,515	50,840	4,500	674,355
Chief Financial Officer	2007	45,833	64,000	-	-	-	109,833
Douglas W. Halkett (5)	2008	384,946	308,603	249,681	84,734	231,150	1,259,114
Chief Operating Officer	2007	-	-	-	-	-	-
Michael R.C. Derbyshire (5)	2008	282,768	185,644	141,391	47,493	121,243	778,539
Vice President – Marketing	2007	-	-	-	-	-	-
Donald Munro (5)	2008	203,333	110,753	111,248	37,241	137,732	600,306
Vice President – Operations	2007	-	-	-	-	-	-

(1) The amounts shown represent the aggregate expense amounts recognized for financial statement reporting purposes for fiscal 2008 for restricted share awards and share options granted to the named executive officer in 2008.  The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with the Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”).  A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included in Note 5 of our Notes to Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2) Included for Messrs. Halkett, Derbyshire and Munro are amounts for housing, vehicle leases, schooling, and home airfare associated with their overseas work assignment.

(3) Mr. Bragg, a founding excecutive officer, did not receive any cash or non-cash compensation for services rendered to our predecessor prior to June 12, 2008.

(4) Mr. Smith’s employment with the Company commenced in November 2007.

(5) Employment with the Company commenced in 2008.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (1)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Paul A. Bragg	6/12/2008	415,200			3,487,680

			340,250	8.40	1,051,373
Douglas G. Smith	6/12/2008	133,200			1,118,880

			121,500	8.40	375,435
Douglas W. Halkett	6/12/2008	219,500			1,843,800

			202,500	8.40	625,725
Michael R.C. Derbyshire	6/12/2008	124,300			1,044,120

			113,500	8.40	275,010
Donald Munro	6/12/2008	97,800			821,520

			89,000	8.40	1,051,373

(1)	Share grants and options vest ratably over four (4) years beginning with the first anniversary date and options have a ten (10) year term, expiring on June 12, 2018.

(2)	Represents the closing market price of the Company’s ordinary shares on the grant date.

(3)
Amounts for share grants are based on the closing market price on the grant date.  Value of options is based on the grant date fair value determined pursuant to SFAS 123(R) using the Black-Sholes option pricing model.  The SFAS 123(R) grant date values are also used for financial reporting purposes and are expensed over the vesting period of the share grants and options.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2008.  As of December 31, 2008, there were no exercisable options or vested awards of shares.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Unexercisable Options (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Paul A. Bragg	340,250	8.40	6/12/2018	415,200	456,720
Douglas G. Smith	121,500	8.40	6/12/2018	133,200	146,520
Douglas W. Halkett	202,500	8.40	6/12/2018	219,500	241,450
Michael R.C. Derbyshire	113,500	8.40	6/12/2018	124,300	136,730
Donald Munro	89,000	8.40	6/12/2018	97,800	107,580

(1)	Options vest ratably over a four (4) year period for each of the named executive officers beginning with the first anniversary date or June 12, 2009.

(2)
The market value of the share awards is equal to the number of unvested shares times $1.10, the closing price of our shares as quoted on the NYSE AMEX (formerly the American Stock Exchange) on December 31, 2008.

2008 OPTION EXERCISES AND STOCK VESTED

There were no option exercises by, or vesting of stock awards to, named executive officers in the fiscal year ended December 31, 2008.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Employment Agreements

We have entered into employment agreements with Paul A. Bragg, as our Chief Executive Officer, Douglas G. Smith as our Chief Financial Officer, Douglas W. Halkett as our Chief Operating Officer, Edward G. Brantley as our Chief Accounting Officer and Controller, Michael R.C. Derbyshire as our Vice President – Marketing and Donald Munro as our Vice President – Operations.

Employment Agreement with Paul A. Bragg

Our agreement with Mr. Bragg became effective on June 12, 2008, and has an initial term of two years.  Under the terms of the agreement, Mr. Bragg will be paid an annual base salary of $500,000 and shall have the potential to earn an annual cash bonus of not less than 100% of his base salary.  It is recommended under the agreement that Mr. Bragg receive an annual award of restricted stock and/or stock options in the company in the amount of approximately $2,100,000, such amount being subject to adjustment based on market conditions and industry compensation trends.  Further, during the term of the agreement, Mr. Bragg is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.  The terms of our agreement with Mr. Bragg also prohibit him from competing with us during his employment and for a period of one year thereafter, and from soliciting customers and company employees for a period of one year following his termination.

Employment Agreement with Douglas G. Smith

Our agreement with Mr. Smith became effective on June 12, 2008, and has an initial term of two years.  Under the terms of the agreement, Mr. Smith will be paid an annual base salary of $275,000 and shall have the potential to earn an annual cash bonus of not less than 70% of his base salary.  It is recommended under the agreement that Mr. Smith receive an annual award of restricted stock and/or stock options in the company in the amount of approximately $750,000, such amount being subject to adjustment based on market conditions and industry compensation trends.  Further, during the term of the agreement, Mr. Smith is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.  The terms of our agreement with Mr. Smith also prohibit him from competing with us during his employment and for a period of one year thereafter, and from soliciting customers and company employees for a period of one year following his termination.

Employment Agreement with Douglas W. Halkett

Mr. Halkett entered into an agreement with Vantage International Payroll Company Pte., Ltd., a Singapore company and a subsidiary of the company (“Vantage Payroll”), on June 12, 2008.  The agreement has an initial term of two years.  Under the terms of the agreement, Mr. Halkett will be paid an annual base salary of $400,000 and shall have the potential to earn an annual cash bonus of not less than 80% of his base salary.  It is recommended under the agreement that Mr. Halkett receive an annual award of restricted stock and/or stock options in the company in the amount of approximately $1,250,000, such amount being subject to adjustment based on market conditions and industry compensation trends.  Further, during the term of the agreement, Mr. Halkett is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.  The terms of the agreement also prohibit Mr. Halkett from competing with us during his employment and for a period of one year thereafter, and from soliciting customers and company employees for a period of one year following his termination.

Employment Agreement with Edward G. Brantley

Our agreement with Mr. Brantley became effective on June 12, 2008, and has an initial term of two years.  Under the terms of the agreement, Mr. Brantley will be paid an annual base salary of $190,000 and shall have the potential to earn an annual cash bonus of not less than 50% of his base salary.  It is recommended under the agreement that Mr. Brantley receive an annual award of restricted stock and/or stock options in the company in the amount of approximately $200,000, such amount being subject to adjustment based on market conditions and industry compensation trends.  Further, during the term of the agreement, Mr. Brantley is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.  The terms of our agreement with Mr. Brantley also prohibit him from competing with us during his employment and for a period of one year thereafter, and from soliciting customers and company employees for a period of one year following his termination.

Employment Agreement with Michael R.C. Derbyshire

Mr. Derbyshire entered into an agreement with Vantage Payroll on June 12, 2008.  The agreement has an initial term of two years.  Under the terms of the agreement, Mr. Derbyshire will be paid an annual base salary of $275,000 and shall have the potential to earn an annual cash bonus of not less than 70% of his base salary.  It is recommended under the agreement that Mr. Derbyshire receive an annual award of restricted stock and/or stock options in the company in the amount of approximately $700,000, such amount being subject to adjustment based on market conditions and industry compensation trends.  Further, during the term of the agreement, Mr. Derbyshire is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.  The terms of the agreement also prohibit Mr. Derbyshire from competing with us during his employment and for a period of one year thereafter, and from soliciting customers and company employees for a period of one year following his termination.

Employment Agreement with Donald Munro

Mr. Munro entered into an agreement with Vantage Payroll on May 1, 2008.  The agreement has an initial term of two years.  Under the terms of the agreement, Mr. Munro will be paid an annual base salary of $275,000 and shall have the potential to earn an annual cash bonus targeted at 60%, but not to exceed 120% of his base salary.  It is recommended under the agreement that Mr. Munro receive an annual award of restricted stock and/or stock options in the company in the range of $400,000 to $550,000, such amount being subject to adjustment based on market conditions and industry compensation trends.  Further, during the term of the agreement, Mr. Munro is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.  The terms of the agreement also prohibit Mr. Munro from competing with us during his employment and for a period of one year thereafter, and from soliciting customers and company employees for a period of one year following his termination.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Assuming the employment of our named executive officers were to be terminated without cause, for good reason, constructively terminated without cause or in the event of a change in control, each as of December 31, 2008, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Cash Severance ($)
Paul A. Bragg	3,000,000
Douglas G. Smith	935,000
Douglas W. Halkett	1,440,000
Michael R.C. Derbyshire	467,500
Donald Munro	440,000

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason.  In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary.  In the event of an executive’s disability his employment will continue for one year from the date of disability.

Assuming the employment of our named executive officers were to be terminated without cause, for good reason, constructively terminated without cause or in the event of a change in control they would be entitled to accelerated vesting of all options and share awards.  Please see “Grant of Plan-Based Awards” table for information regarding the value of option and share awards.

The following definitions apply to the termination and change in control provision in the employment agreements:

•
"cause" generally means: (i) material dishonesty which is not the result of an inadvertent or innocent mistake of the named executive with respect to the company or any of its subsidiaries, (ii) demonstrated and material neglect of duties or failure to perform material duties following written notice and a reasonable cure period, (iii) willful misfeasance or nonfeasance of duty by the named executive intended to injure or having the effect of injuring in some material fashion the reputation, business, or business relationships of the company or any of its subsidiaries or any of their respective officers, directors, or employees, (iv) material violation by the named executive of any material term of the employment agreement, or (v) conviction of the named executive of any felony, any crime involving moral turpitude or any crime other than a vehicular offense which could reflect in some material fashion unfavorably upon the company or any of its subsidiaries.

•
"good reason" generally means (i) following a Change of Control, a material alteration in the nature or status of the named executive’s title, duties or responsibilities, or the assignment of duties or responsibilities inconsistent with the named executive’s status, title, duties and responsibilities, (ii) a failure by the company to continue in effect any employee benefit plan in which the named executive was participating, or the taking of any action by the company that would adversely affect the named executive’s participation in, or materially reduce the named executive’s benefits under, any such employee benefit plan, unless such failure or such taking of any action adversely affects the senior members of corporate management of the company generally to the same extent, (iii) any material breach by the company of any provision of the employment agreement, (iv) any failure by the company to obtain the assumption and performance of the employment agreement by any successor (by merger, consolidation, or otherwise) or assign of the company, or (v) the company provides written notice of non-renewal to the named executive.

•
"constructive termination without cause" generally means (i) a reduction in the named executive’s fixed salary; (ii) the failure of the company to continue to provide the named executive with office space, related facilities and secretarial assistance that are commensurate with the named executive’s responsibilities to and position with the company; (iii) the notification by the company of the company's intention not to observe or perform one or more of the obligations of the company under the employment agreement; or (iv) the failure by the company to indemnify, pay or reimburse the named executive at the time and under the circumstances required by the employment agreement.

•	A "Change of Control" shall be deemed to have occurred if:

(i)  A reverse merger involving the company or its parent in which the company or its parent, as the case may be, is the surviving corporation but the ordinary shares of the company or its parent outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, and the shareholders of the parent immediately prior to the completion of such transaction hold, directly or indirectly, less than fifty percent (50%) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rules) of the surviving entity or, if more than one entity survives the transaction, the controlling entity; or

(ii)  Any "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act) other than a trustee or other fiduciary holding securities under an employee benefit plan of the company becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of the company's then outstanding voting ordinary shares; or

(iii)  At any time during the period of three (3) consecutive years, individuals who at the beginning of such period constituted the Board (and any new director whose election by the Board or whose nomination for election by the company's shareholders were approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof; or

(iv)  The shareholders of the company approve a merger or consolidation of the company with any other corporation, other than a merger or consolidation (a) in which a majority of the directors of the surviving entity were directors of the company prior to such consolidation or merger, and (b) which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being changed into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; or

(v)  The shareholders approve a plan of complete liquidation of the company or an agreement for the sale or disposition by the company of all or substantially all of the company's assets.

During the executive’s employment and for a period of one (1) year following a termination for any reason (including a termination without cause, for good reason, constructive termination without cause or a termination in connection with a change in control), the executive cannot, anywhere in the specified geographic region, directly or indirectly:

(i)   perform services for, have any ownership interest in, or participate in any business that engages or participates in a competing business purpose;

(ii)  induce or attempt to induce any customer or client or prospective customer or client with whom the executive dealt with or solicited while employed by us during the last twelve (12) months of his employment; or

(iii) solicit, attempt to hire, or have any person employed by us work for the executive or for another entity, firm, corporation or individual.

2008 Director Compensation

We do not provide cash compensation to our directors for their services as members of the Board or for attendance at Board or committee meetings.  However, our directors will be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees.  Under the Vantage Drilling Company 2007 Long-Term Incentive Plan, directors are eligible to receive stock option grants at the discretion of the Compensation Committee or other administrator of the plan.  The following table summarizes compensation that our non-employee directors earned during 2008 for services as members of our Board.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Options Awards($)	All Other Compensation($)	Total($)
Jorge E. Estrada	-	-	-	-	-
Robert Grantham	-	-	-	-	-
Marcelo D. Guiscardo	-	-	-	-	-
John C.G. O’Leary	-	136,500	-	-	136,500
John R. Russell	-	-	-	-	-
Hsin-Chi Su	-	-	-	-	-
Steinar Thomassen	-	-	-	-	-

(1)	The grant date fair market value of the equity award to Mr. O’Leary was approximately $1.0 million based on the closing price per share of $8.40 on the grant date.

Notwithstanding anything to the contrary set forth in any of the company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, that might incorporate future filings, including this Report, in whole or in part, the following Report of the Compensation Committee shall not be deemed to be “Soliciting Material,” is not deemed “filed” with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing except to the extent that the company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

REPORT OF THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on form 10-K/A.

By the Compensation Committee of the Board of Directors,

Marcelo D. Guiscardo, Chair

John R. Russell

Hsin-Chi Su

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee serves, or has at any time served, as an officer or employee of the company or any of our subsidiaries. None of our executive officers has served as a member of the Compensation Committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the Vantage Drilling Company 2007 Long-Term Incentive Plan as of December 31, 2008:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,929,600	$8.40	4,570,400

(1)	The Vantage Drilling Company 2007 Long-Term Incentive Plan was our only equity compensation plan as of December 31, 2008.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our ordinary shares as of April 10, 2009 (except as indicated below) by:

•	all persons known by us to own beneficially 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of the named executive officers listed in the “EXECUTIVE AND DIRECTOR COMPENSATION—Executive Compensation—Summary Compensation Table” section of this Annual Report on Form 10-K/A; and

•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned(2)
Greater than five percent holders:
Jennison Associates LLC (3)	4,993,000	5.64%
U.S. Global Investors Global Resources Fund (4)	5,135,400	5.80%
F3 Capital (5)	71,149,844	62.67%

Directors and named executive officers:
Paul A. Bragg (6)	3,565,200	3.98%
Christopher G. DeClaire (7)	1,794,250	2.01%
Jorge E. Estrada (8)	1,620,000	1.82%
Robert Grantham (9)	18,000	*
Marcelo D. Guiscardo (10)	1,620,000	1.82%
John C.G. O’Leary (11)	1,740,000	1.95%
John R. Russell (12)	1,620,000	1.82%
Hsin-Chi Su (13)	71,149,844	62.67%
Steinar Thomassen (14)	0	*
Edward G. Brantley (15)	37,000	*
Douglas Halkett (16)	268,102	*
Douglas G. Smith (17)	142,700	*
Michael R.C. Derbyshire (18)	21,000	*
Donald Munro (19)	14,000	*

All directors and executive officers as a group (14 persons)	83,610,096	71.44%

______________________

* Less than 1% of Vantage’s ordinary shares outstanding.

(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 610, Houston, Texas 77056.

(2)
Based on 88,524,844 ordinary shares outstanding as of April 10, 2009.  Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named.  This table is based on information supplied by officers, directors and principal shareholders and reporting forms, if any, filed with the U.S. Securities and Exchange Commission on behalf of such persons.

(3)
Based on a Schedule 13G filed on February 17, 2009, by Jennison Associates LLC (“Jennison”).  The address for Jennison is 466 Lexington Avenue, New York, New York 10017.  Jennison has sole power to vote or direct the vote of 4,680,100 shares and shared power to dispose or direct the disposition of 4,993,000 shares.  Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc.

(4)
Based on a Schedule 13G filed on February 17, 2009, by U.S. Global Investors Global Resources Fund (“GRF”), U.S. Global Investors, Inc. (“USGI”) and Frank E. Holmes (“Holmes”).  The address for GRF, USGI and Holmes is 7900 Callaghan Road, San Antonio, Texas 78229.  GRF has sole power to vote and direct the vote of 5,135,400 shares and sole power to dispose or direct the disposition of 5,135,400 shares.  Holmes is the chief executive officer and controlling shareholder of USGI.

(5)
F3 Capital is a Cayman Islands exempted company (“F3 Capital”).  Mr. Hsin-Chi Su owns 100% of F3 Capital.  The address of F3 Capital is 8th No 126 Jianguo North Road, Taipei 104, Taiwan.  Includes 24,900,000 shares that may be acquired upon exercise of warrants that are currently exercisable.

(6)
Paul A. Bragg is a Director and the company’s Chairman and Chief Executive Officer.  Includes 415,200 unvested shares of restricted stock granted to Mr. Bragg pursuant to the Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”) and 945,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.  For estate planning purposes, Mr. Bragg transferred 750,000 ordinary shares to the Paul A. Bragg 2007 Annuity Trust, a grantor retained annuity trust for the benefit of family and friends.

(7)
Christopher G. DeClaire is a Director and the company’s Vice President and Secretary.  Includes 110,200 unvested shares of restricted stock granted to Mr. DeClaire pursuant to the 2007 Plan and 546,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.  60,000 warrants are owned by Mr. DeClaire’s spouse.

(8)	Jorge E. Estrada is a Director of the company. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(9)	Robert Grantham is a Director of the company. Includes 18,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(10)	Marcelo D. Guiscardo is a Director of the company. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(11)
John C.G. O’Leary is a Director of the company.  Includes 120,000 unvested shares of restricted stock granted to Mr. O’Leary pursuant to the 2007 Plan and 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(12)	John R. Russell is a Director of the company. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(13)
Hsin-Chi Su is a Director of the company and the sole shareholder of F3 Capital.  Includes 46,249,844 ordinary shares owned by F3 Capital and 24,900,000 ordinary shares that F3 Capital may acquire upon exercise of warrants that are currently exercisable.

(14)	Steinar Thomassen is a Director of the company.

(15)	Edward G. Brantley is the company’s Chief Accounting Officer. Includes 37,000 unvested shares of restricted stock granted to Mr. Brantley pursuant to the 2007 Plan.

(16)
Douglas Halkett is the company’s Chief Operating Officer.  Includes 12,900 ordinary shares owned by Mr. Halkett’s spouse, 219,500 unvested shares of restricted stock granted to Mr. Halkett pursuant to the 2007 Plan and 35,702 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(17)
Douglas G. Smith is the company’s Chief Financial Officer.  Includes 133,200 unvested shares of restricted stock granted to Mr. Smith pursuant to the 2007 Plan and 6,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(18)	Michael R.C. Derbyshire is the company’s Vice President – Marketing. Includes 21,000 shares that may be acquired upon exercise of warrants that are currently exercisable.

(19)	Donald Munro is the company’s Vice President – Operations.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and 5% or greater stockholders. All of the transactions set forth below were approved by the unanimous vote of our Board of Directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Our Audit Committee is responsible for approving related party transactions, as defined in applicable rules by the Securities and Exchange Commission. Our Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest situations. Such transactions must be approved by our Audit Committee prior to consummation.  Hsin-Chi Su, a director of the company, owns 100% of the outstanding equity of F3 Capital and Mandarin Drilling Company, a Marshall Islands corporation (“Mandarin”).

Restructure Agreement

On November 18, 2008, Vantage Deepwater Company, a Cayman Islands exempted company and wholly-owned subsidiary of the company (“Deepwater”), and F3 Capital, entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) relating to Mandarin which currently owns the construction contract for the Platinum Explorer.

Pursuant to the terms of the Restructure Agreement, Deepwater agreed to purchase from F3 Capital in a series of closings an aggregate of 4,500 ordinary shares of Mandarin (constituting 45% of the outstanding shares of Mandarin) in consideration for payments in the aggregate of $189.75 million, of which $40.0 million had previously been paid, and our issuance of warrants to purchase up to 1.98 million ordinary shares at an exercise price of $2.50 per share.  In order for Deepwater to fund the purchase, F3 Capital agreed to exercise the 25.0 million warrants that were issued to it in connection with our acquisition of OGIL on June 12, 2008.  Upon exercise, we will issue 25.0 million ordinary shares and use the approximately $150.0 million of proceeds to fund the remaining cash consideration.  The consummation of this transaction is subject to customary closing conditions.

In connection with the closing of the Restructure Agreement, Deepwater and F3 Capital have executed a shareholders’ agreement which shall become effective once Deepwater owns 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”).  Pursuant to the Shareholders Agreement, Deepwater and F3 Capital agree to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction.  The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by Deepwater and three of whom are to be designated by F3 Capital.  The Shareholder Agreement further provides that Deepwater and F3 Capital shall jointly seek financing necessary to fund the final shipyard installment payment, due at delivery, in late 2010 for the Platinum Explorer.  In connection with this financing, Deepwater and F3 Capital will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  F3 Capital is responsible solely for funding the next two installments due the shipyard for the Platinum Explorer.

In connection with the restructuring of our ownership interest in the Platinum Explorer, Vantage International Management Company, a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“VIMCO”), entered into an Agreement to Perform Construction Management Services (the “Construction Management Services Agreement”) with Mandarin, and Deepwater entered into a Management Agreement (the “Management Agreement) with Mandarin for the Platinum Explorer.

Under the terms of the Construction Management Services Agreement, VIMCO will oversee and manage the construction of the Platinum Explorer and two other ultra-deepwater drillships.  VIMCO will receive (i) an initial fee of US $1.5 million for 2008 and (ii) for each year thereafter an annual fee of US $5.0 million per drillship, subject to proration based on the number of months that a drillship was under construction during any year and will be reimbursed for certain costs incurred by VIMCO in the performance of services under the Construction Management Services Agreement.  The Construction Management Services Agreement may be terminated by either party upon sixty (60) days written notice.

Under the terms of the Management Agreement, Deepwater will be responsible for marketing and operating the Platinum Explorer.  Deepwater will be paid a management fee of US $15,000 per day plus 5% of the “Free Cash Flow” (as defined in the Management Agreement) and a marketing fee equal to 1% of the date rate for each charter agreement Deepwater secures for the Platinum Explorer.  The Management Agreement may be terminated upon sixty (60) days written notice under certain circumstances.

Upon closing of the Restructure Agreement dated November 18, 2008, we will indirectly own 45% of Mandarin.

December Loan Agreement

On December 18, 2008, we entered into a loan agreement (the “Loan Agreement”) with F3 Capital.  Under the terms of the Loan Agreement, F3 Capital made an unsecured loan to us in the principal amount of US $10.0 million.  All amounts outstanding accrued interest at an annual rate of 7% accruing daily.  Principal and accrued interest under the Loan Agreement was due and payable on February 16, 2009.  F3 Capital elected to convert the amounts outstanding under the Loan Agreement into ordinary shares at a price equal to $0.95 and we will issue, subject to shareholder approval, F3 Capital 10,655,865 ordinary shares.

Private Placement to F3 Capital

On January 9, 2009, we entered into a subscription agreement with F3 Capital (the “Subscription Agreement).  Pursuant to the terms of the Subscription Agreement, we issued and sold 5,517,241 ordinary shares to F3 Capital in consideration for $8,000,000.  The proceeds of the offering were used to fund our portion of the collateral for a performance bond obligation for Mandarin in connection with a drilling contract and for general corporate purposes.

March Loan Agreement

On March 3, 2009, we entered into a loan agreement (the “March Loan Agreement”) with F3 Capital.  Under the terms of the March Loan Agreement, F3 Capital made an unsecured loan to us in the principal amount of US $4.0 million.  All amounts outstanding accrued interest at an annual rate of 8% accruing daily.  Principal and accrued interest, under the March Loan Agreement, unless accelerated, are due and payable on June 30, 2009.  The company, with the consent of F3 Capital, may elect to pay amounts outstanding under the March Loan Agreement in ordinary shares at a price equal to the average closing price of the ordinary shares as reported on the NYSE AMEX for five (5) trading days preceding such payment.  F3 Capital may elect to convert amounts outstanding under the March Loan Agreement into ordinary shares at a price equal to the closing price of the ordinary shares as reported on the NYSE AMEX on the trading day preceding F3 Capital’s election to convert.  The issuance of ordinary shares is subject to shareholder approval.  The due date of amounts outstanding under the March Loan Agreement may be accelerated for customary reasons including, but not limited to, the company’s (i) failure to pay any amounts when due, (ii) breach of any terms of the March Loan Agreement, or (iii) insolvency.  F3 Capital has elected to convert such sum at $1.02, the closing price of the ordinary shares on March 3, 2009.

DIRECTOR INDEPENDENCE

There are no family relationships among any of the directors or executive officers of the company. Our Board of Directors has affirmatively determined that six of our nine directors, Messrs. Estrada, Guiscardo, O’Leary, Russell, Thomassen and Grantham, are “independent directors” as defined in the rules of the NYSE AMEX.

Item 14. Principal Accounting Fees and Services

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL
REGISTERED PUBLIC ACCOUNTING FIRM

For the fiscal years ended December 31, 2007 and 2008, UHY LLP (“UHY”) billed the approximate fees set forth below:

Fees	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2008
Audit Fees (1)	$108,568	$293,129
Audit-Related Fees (2)	$80,672	$6,761
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$189,240	$299,890

(1)
Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, and other related services that are normally provided in connection with statutory and regulatory filings.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be approved during quarterly Audit Committee meetings.

All services provided by UHY during the fiscal year ended December 31, 2008 were approved by the Audit Committee.  UHY acts as our principal independent registered public accounting firm.  Through December 31, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full-time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

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

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (9)
10.3	Registration Rights Agreement between the Company and F3 Capital (10)
10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (11)
10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (12)
10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (13)
10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (14)
10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (15)
10.9	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Donald Munro dated May 1, 2008 *
10.10	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (16)
10.11	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (17)
10.12	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (18)
10.13	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (19)
10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (20)
10.15	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (21)
21.1	Subsidiaries of the Company (22)
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*
______________________
*	Filed herewith.

(1)	Incorporated by reference to Exhibit 1.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(3)	Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(6)	Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(10)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(11)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(12)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(13)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(14)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(15)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(16)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.

(17)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(18)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(19)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(21)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(22)	Incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantage Drilling Company
By:	/s/ Paul A. Bragg
Name: Paul A. Bragg
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul A. Bragg	Chairman and Chief Executive Officer
Paul A. Bragg	(Principal Executive Officer)	April 30, 2009

/s/ Douglas G. Smith	Chief Financial Officer and Treasurer
Douglas G. Smith	(Principal Financial Officer)	April 30, 2009

/s/ Edward G. Brantley	Chief Accounting Officer and Controller
Edward G. Brantley	(Principal Accounting Officer)	April 30, 2009

/s/ Christopher G. DeClaire	Vice President, Secretary, and Director
Christopher G. DeClaire		April 30, 2009

Exhibit Index

Exhibit No.	Description
2.3	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Memorandum and Articles of Association (3)
4.1	Specimen Unit certificate (4)
4.2	Specimen Ordinary Share certificate (5)
4.3	Specimen Warrant certificate (6)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)
10.1
Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (8)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (9)
10.3	Registration Rights Agreement between the Company and F3 Capital (10)
10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (11)
10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (12)
10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (13)
10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (14)
10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (15)
10.9	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Donald Munro dated May 1, 2008 *
10.10	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (16)
10.11	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (17)
10.12	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (18)
10.13	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (19)
10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (20)
10.15	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (21)
21.1	Subsidiaries of the Company (22)
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

______________________
*	Filed herewith.

(1)	Incorporated by reference to Exhibit 1.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(3)	Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(5)	Incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(6)	Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).

(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(10)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(11)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(12)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(13)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(14)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(15)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(16)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.

(17)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(18)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(19)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(21)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(22)	Incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2009.