Form 10-Q
period 2009-03-31
Vantage Drilling CO
filed 2009-05-08
CIK 1419428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐         No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Vantage Drilling Company’s ordinary shares outstanding as of April 30, 2009 was 88,624,842.

		Page
SAFE HARBOR STATEMENT
PART I—FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheet	4
	Consolidated Statement of Operations – for the three months ended March 31, 2009 and 2008	5
	Consolidated Statement of Cash Flows – for the these months ended March 31, 2009 and 2008	6
	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21
PART II—OTHER INFORMATION
Item 6	Exhibits	22

SIGNATURES

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” “project,” “predict,” “continue” etc.). Items contemplating or making assumptions about, actual or potential future results, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to, our:

•	the adequacy and availability of additional financing;

•	our dependence on key personnel;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	risk associated with operating in the oilfield services industry;

•	contract commencements;

•	commodity prices;

•	utilization rates and dayrates;

•	contract awards;

•	construction completion, delivery and commencement of operations dates;

•	future activity in the jackup rig and deepwater market sectors;

•	market outlook for our various classes of rigs;

•	capacity constraints for ultra-deepwater rigs and other rig classes;

•	effects of new rigs on the market;

•	operations in international markets; and

•	general economic conditions.

 Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performances, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the SEC, which may be obtained by contacting us or the SEC. These filings are also available through our website at http://www.vantagedrilling.com or through the SEC's Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov. The contents of our website are not part of this Quarterly Report.

Vantage Drilling Company
Consolidated Balance Sheet
(In thousands, except par value information)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,096	$16,557
Restricted cash	1,912	1,700
Trade receivables, net	12,872	3,186
Inventory	3,016	—
Prepaid expenses and other current assets	1,643	2,077
Total current assets	31,539	23,520
Property and equipment
Property and equipment	648,692	631,008
Accumulated depreciation	(1,767)	(112)
Property and equipment, net	646,925	630,896
Other assets	18,707	10,867
Total assets	$697,171	$665,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,810	$3,827
Accrued liabilities	18,815	14,766
Short-term debt	14,775	11,239
Current maturities of long-term debt	13,410	6,000
Total current liabilities	52,810	35,832
Long–term debt	136,411	133,000
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 1,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 81,226 and 75,708 shares issued and outstanding	81	76
Additional paid-in capital	551,467	542,331
Accumulated deficit	(43,598)	(45,956)
Total shareholders’ equity	507,950	496,451
Total liabilities and shareholders’ equity	$697,171	$665,283

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company
Consolidated Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Contract drilling services	$9,787	$—
Management fees	4,142	—
Reimbursables	367	—
Total revenues	14,296	—
Operating costs and expenses
Operating costs	5,640	—
General and administrative	3,436	720
Depreciation	1,656	6
Total operating expenses	10,732	726
Income (loss) from operations	3,564	(726)
Other income (expense)
Interest income	8	2,505
Interest expense	(748)	—
Other income	86	—
Total other income (expense)	(654)	2,505
Income before income taxes	2,910	1,779
Income tax provision	552	608
Net income	$2,358	$1,171

Earnings Per Share
Basic	$0.03	$0.03
Diluted	$0.03	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,358	$1,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,656	6
Amortization of debt financing costs	205	—
Share-based compensation expense	1,142	—
Deferred income tax benefit	—	(245)
Changes in operating assets and liabilities:
Restricted cash	(212)	(500)
Trade receivables, net	(9,686)	—
Inventory	(3,016)	—
Prepaid expenses and other current assets	434	15
Other assets	(45)	—
Accounts payable	1,983	22
Accrued liabilities	4,049	524
Net cash provided by operating activities	(1,132)	993
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(17,685)	(7)
Deferred acquisition costs	—	(92)
Restricted cash held in trust account	—	(2,102)
Net cash provided by (used in) investing activities	(17,685)	(2,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreement	10,821	—
Proceeds from notes payable-affiliates	4,000	—
Repayment of notes payable	(465)	—
Advances from stockholders of OGIL	—	2,000
Repayments of advances from stockholders of OGIL	—	(538)
Net cash provided by financing activities	14,356	1,462
Net increase (decrease) in cash and cash equivalents	(4,461)	254
Cash and cash equivalents—beginning of period	16,557	1,263
Cash and cash equivalents—end of period	$12,096	$1,517

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company
Consolidated Statement of Cash Flows
Supplemental Information
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$3,048	$—
Interest capitalized (non-cash)	(3,790)	—
Taxes	—	320
Non-cash investing and financing transactions:
Issuance of shares for performance deposit	$8,000	$—
Increase (decrease) in ordinary shares, subject to possible redemption	—	497

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Background

Vantage Drilling Company (“we,” “our,” “us,” “Vantage Drilling” or  the “Company”), organized under the laws of the Cayman Islands on November 14, 2007 is a holding corporation with no significant operations or assets other than its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), incorporated in the State of Delaware, United States and Offshore Group Investment Limited (“OGIL”) incorporated in the Cayman Islands. On June 12, 2008, Vantage Drilling completed its business combination with Vantage Energy and OGIL pursuant to a merger and share purchase agreement (“Purchase Agreement”).

OGIL was formed to consolidate the drilling assets of F3 Capital, including construction and delivery contracts for four Baker Marine Pacific Class 375 ultra-premium jackup drilling rigs, a purchase agreement for an ultra-deepwater drillship and an option for the purchase of a second ultra-deepwater drillship currently under development.

The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, and the longer term implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our potential customers which combined with lower prevailing oil and natural gas commodity prices, has led potential customers to delay or cancel drilling programs. As the global financial crisis limits the access to credit markets, it could result in a protracted decline in global economic growth, which would reduce the demand for oil and gas commodities.  Such a decrease in demand for oil and gas commodities could cause our potential customers to adjust exploration and production spending to lower levels. A reduction in drilling activity may adversely affect the award of new drilling contracts and cause a reduction in dayrates.

At March  31, 2009 we had outstanding shipyard commitments to complete the Sapphire Driller, Aquamarine Driller and Topaz Driller of approximately $261.1 million, including accrued interest of $5.3 million, plus current estimated purchase obligations for equipment and shipyard oversight expenses of $12.9 million to put these jackups in service.  We had undrawn borrowings of approximately $290.2 million under our credit facility.  The credit facility was amended in December 2008 to restrict certain borrowings under the credit facility (the “Amended Credit Agreement”). Pursuant to our Amended Credit Agreement, we had unrestricted available borrowings of $31.0 million for the Sapphire Driller which will complete the Sapphire Driller’s shipyard obligations.  The remaining $259.2 million is restricted until such time as the banks can complete the syndication of the loan to additional banks that would provide the remaining funding.

The shipyard has agreed to amendments to the shipyard payment schedule in order to accommodate the restrictions placed on us by the Amended Credit Agreement by deferring all significant shipyard payments on the Aquamarine Driller and Topaz Driller to June 30, 2009.  The shipyard has also expressed their willingness to provide additional financial assistance if necessary and has offered post delivery financing for the Topaz Driller.We believe that all such forbearance by the shipyard is dependent upon our good faith effort to complete the syndication of the Amended Credit Agreement or raise alternative sources of funding.  Accordingly, we have on-going discussions with alternative sources of funding which are generally more expensive than the Amended Credit Agreement.  While our discussion with these alternative sources of funding have indicated that funding is available, although on more expensive terms, there can be no assurances that adequate funding will be available or available on acceptable terms.  In the event that we do not complete the syndication of the Amended Credit Agreement or complete an alternative source of funding by June 30, 2009 and the shipyard elects not to continue its forbearance, the shipyard could choose to foreclose on the jackups still under construction and the banks may determine that we are in default of the Amended Credit Agreement and accelerate the payment terms.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Vantage Drilling and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Property and Equipment:  Consists of the value of the Emerald Driller which was placed into service in February 2009 and is being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis. Also included are furniture and fixtures and computer equipment, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs and drillship under construction are included in Property and Equipment.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during the three months ended March 31, 2009 totaled approximately $3.8 million. There was no interest capitalization in the three months ended March 31, 2008.

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

Earnings per Share:  Basic income (loss) per common share has been based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted income per share has been computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method). The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2009 excludes 65,437,750 ordinary shares issuable pursuant to outstanding stock options or warrants because their effect is anti-dilutive.

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Weighted average ordinary shares outstanding for basic EPS	80,735	42,375
Options	-	-
Warrants	-	7,509
Adjusted weighted average ordinary shares outstanding for diluted EPS	80,735	49,884

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we value the restricted share grants based on the market price of our ordinary shares on the date of grant and calculate the fair value attributable to share options based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period required to vest the share options and share grants. We recognized approximately $1.1 million of share-based compensation expense, net of capitalized amounts of approximately $78,000 in the three months ended March 31, 2009. We did not recognize any share-based compensation in the three months ended March 31, 2008.

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

Recent Accounting Pronouncements: In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1") which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” in addition to annual financial statements. The staff position also amends APB Opinion No. 28, "Interim Financial Reporting", to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 may result in increased disclosure in our interim period financial statements but will not affect our consolidated financial position, results of operations or cash flows.

3.  Acquisitions

Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer

Our initial strategic plan anticipated that we would raise capital to support the development of the Platinum Explorer and Titanium Explorer drillships in the form of additional equity and debt financings.  The purchase agreement for the Platinum Explorer was for total consideration of $676.0 million and an option to acquire the Titanium Explorer for $695.0 million.   The Platinum Explorer purchase agreement and the Titanium Explorer option, assuming exercise of such option, required us to make installment payments of $194.8 million in September 2008 and $208.5 million in November 2008, respectively.  Additionally, the Titanium Explorer option contained a $10.0 million termination fee if we did not exercise the option.  We pursued debt and equity financings to fund these payment obligations, however, due to the worsening global financial crises, we were unable to obtain debt or equity financing on acceptable terms.  In September 2008, we made a partial payment of $32.0 million on the Platinum Explorer purchase obligation and began to negotiate a restructuring of the remaining obligations.

In November 2008, we entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we will acquire forty-five percent (45%) of Mandarin, the owner of the Platinum Explorer for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and issuing ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share.  In order for us to fund the cash consideration, the owner of Mandarin, F3 Capital agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL.  In April 2009, F3 Capital commenced exercising the warrants. Additionally, F3 Capital agreed to accept 7,299,270 ordinary shares at the then current market price for the $10.0 million termination fee of the Titanium Explorer purchase option. We issued these shares to F3 Capital in April 2009.

In connection with the Restructure Agreement, we have executed a shareholders’ agreement with F3 Capital which contemplates that we own 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”).  Pursuant to the Shareholders Agreement, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction at DSME. The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by us and three of whom are to be designated by F3 Capital.  The Shareholder Agreement further provides we will jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.  In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  F3 Capital is responsible solely for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

In connection with the Restructure Agreement, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608.  Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital.  Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee of $5.0 million per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year.  In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services.  The construction oversight agreements may be terminated by either party upon 60 days’ written notice.

Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, Titanium Explorer and Hull 3608.  We will be paid a management fee of $15,000 per day plus 5% of free cash flow, as defined in the agreement and a marketing fee equal to 1% of the day rate revenue generated from each of the drillships.  The management agreements may be terminated upon 60 days written notice under certain circumstances, provided that the Company does not have any outstanding commitments or contracts to operate the drillships for customers.

In December 2008, we received a letter of award for a five year contract for the Platinum Explorer drillship to work in India, subject to certain conditions which were satisfied in January 2009.  The rig is anticipated to begin operations in early 2011, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.1 billion in revenue, excluding revenues for mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

In February 2009, we received an eight year contract for the Titanium Explorer drillship to work in the Gulf of Mexico, although the customer has the right to work the drillship on a worldwide basis.  The rig is anticipated to begin operations in the middle of 2011, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.6 billion in revenue, excluding revenues for cost escalation, mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

Management Agreement

In February 2009, we entered into a management agreement with Sea Dragon Offshore Limited (“Sea Dragon”) for one of its two deepwater semisubmersible drilling rigs.  Sea Dragon may extend the agreement to include its second unit as well.  The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the management agreement, we will receive an annual management and overhead fee of $5.0 million during the construction phase of the project and reimbursement of defined direct costs. During the operations phase, we will be paid a monthly fixed fee of $11,250 per day and a management fee of 5% of rig EBITDA, as defined in the management agreement.

4.  Debt

Short-term Debt

On December 22, 2008, we entered into a loan agreement ("the "Loan Agreement") with F3 Capital under which F3 Capital made an unsecured loan to the Company in the principal amount of $10.0 million and bearing interest at an annual rate of 7% until February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for 10,655,865 ordinary shares priced at the average of the closing price for the preceding 5-day period. The issuance of the shares for settlement of amounts due under the Loan Agreement is subject to shareholder approval.

On March 3, 2009, we entered into a loan agreement (the “Second Loan Agreement”) with F3 Capital under which F3 Capital made a $4.0 million unsecured loan to us. Subject to shareholder approval, F3 Capital has elected to convert amounts outstanding under the Second Loan Agreement into 3,921,569 ordinary shares at a price equal to the closing price of the ordinary shares on the preceding day.

Long-term Debt

On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 (the “Amended Credit Agreement”). The Amended Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan (the "Credit Facilities") shall be split into four equal tranches; one for each of the jackup rigs. The Amended Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts. Pursuant to the Amended Credit Agreement, approximately $259.2 million of the Lender’s commitments and obligations with respect to certain aspects of the financing are now subject to syndication to other financial institutions prior to June 30, 2009.

The maturity date for each tranche of the Term Loan and Revolving Loan will be seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after June 30, 2017. Each tranche under the Term Loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. A balloon payment of $24.0 million will be due at maturity together with the last quarterly installment. Each tranche of the Top-up Loan will be repaid in full, in equal quarterly installments, during the relevant drilling contract period. Any outstanding amount of the Revolving Loan tranche will be repayable in full on the maturity date.  The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding Top-Up Loan, second to the outstanding Term Loan and third to any outstanding Revolving Loan.  As of March 31, 2009, we have borrowed $149.8 million under the Amended Credit Agreement.

The interest rate for each of the Credit Facilities is based on LIBOR plus a margin (“Applicable Margin”) ranging from 3.00% to 5.00%. The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. Additionally, we incur commitment fees on the unused portion of the Amended Credit Agreement of 1.5%. On March 31, 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.0% and were effective as of March 31, 2009. Our remaining borrowings under Amended Credit Agreement are currently bearing interest on a floating rate of LIBOR plus 5%.

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

5. Shareholders’ Equity

Ordinary Shares

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

In connection with the restructuring of the outstanding obligations for the Platinum Explorer and Titanium Explorer, F3 Capital agreed to accept ordinary shares at the then current market price for the $10.0 million termination fee of the Titanium Explorer purchase option. In April 2009, we issued 7,299,270 ordinary shares in settlement of this liability.

Warrants

In the acquisition of OGIL, we issued 25.0 million warrants to F3 Capital to purchase one ordinary share at an exercise price of $6.00 per share. These warrants will expire May 24, 2011. As discussed previously, in April 2009, F3 Capital commenced exercising these warrants in connection with the restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer.

6.  Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of March 31, 2009, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

As of March 31, 2009, we had approximately $261.1 million of shipyard commitments, including interest, related to the construction contracts for our three remaining Baker Marine Pacific Class 375 jackups. In preparing our rigs for operations, we have made approximately $12.9 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training.

7. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Drilling equipment	$231,520	$-
Assets under construction	414,817	628,653
Leasehold improvements	220	220
Office and technology equipment	2,135	2,135
	648,692	631,008
Accumulated depreciation	(1,767)	(112)
Property and equipment, net	$646,925	$630,896

We capitalize interest costs on the rigs under construction. During the three months ended March 31, 2009, we capitalized approximately $3.8 million, of interest costs. We did not capitalize any interest in the three months ended March 31, 2008.

Other Assets

Other assets consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Deferred financing costs, net	$7,815	$8,020
Performance bond collateral	8,000	-
Deferred income taxes	2,370	2,370
Deposits	522	477
	$18,707	$10,867

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Interest	$2,657	$971
Termination fee	10,000	10,000
Compensation	3,934	3,057
Property, service and franchise taxes	1,697	710
Income taxes payable	500	-
Other	27	28
	$18,815	$14,766

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2009, and our results of operations for the three months ended March 31, 2009 and 2008. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international drilling company focused on developing and operating a fleet of high-specification drilling rigs. We currently operate one ultra-premium jackup rig in Southeast Asia under a two-year contract and have three ultra-premium jackups under construction with anticipated delivery dates of June 2009, August 2009 and September 2009. We have also entered into an agreement to acquire 45% ownership in an ultra-deepwater drillship under construction. Additionally, we manage two ultra-deepwater drillships and one ultra-deepwater semisubmersible, all of which are under construction, pursuant to construction supervision and management agreements.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs.   The global financial crisis and decline in global economic activity has resulted in declining demand for oil and natural gas and oil and gas prices have decreased dramatically from the record highs in July 2008 to now.
.
The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, and the longer term implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our potential customers which combined with lower prevailing oil and natural gas commodity prices, has led potential customers to delay or cancel drilling programs. As the global financial crisis limits the access to credit markets, it has resulted in a reduced demand for oil and gas commodities.  This decrease in demand for oil and gas commodities has caused our potential customers to reduce their shallow water drilling programs which has led to reduced demand for jackups and a reduction in day rates. Day rates have dropped as contractors attempted to lock-in drilling programs and maintain their existing contract backlog amid growing concerns over financing, declining oil and natural gas prices and pressure from operators to reduce day rates. Worldwide six new jackups were delivered in the first quarter of 2009 and there are an additional 55 scheduled for delivery through the end of 2010, including our remaining three jackups currently under construction. Although we believe the addition of these new rigs will lead to the cold stacking or retirement of older, less capable jackups, we anticipate that day rates will continue to be adversely impacted.

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

Despite the global financial crisis and the decline in oil and natural gas prices, demand for deepwater (>4,000 ft) and ultra-deepwater (>7,500 ft.) drillships and semisubmersible rigs continues to remain robust. Given that deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs. We believe that worldwide there are approximately 45 deepwater and ultra-deepwater semisubmersibles and drillships currently scheduled for delivery through the end of 2010. While current day rates have declined from the record high day rates of 2008, we anticipate that demand and day rates for deepwater and ultra-deepwater rigs will continue to be strong; however a prolonged global economic crisis could adversely impact demand and prices for oil and natural gas and cause a decrease in day rates and utilization levels for these types of rigs.

In November 2008, we entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we will acquire forty-five percent (45%) of Mandarin, the owner of the Platinum Explorer for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and issuing ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share.  In order for us to fund the cash consideration, F3 Capital, the owner of Mandarin, agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL. In April 2009, F3 Capital commenced exercising the warrants. Also F3 Capital agreed to accept 7,299,270 ordinary shares at the then current market price in settlement of the $10.0 million termination fee for the termination of the Titanium Explorer purchase option. We issued these shares to F3 Capital in April 2009.

In connection with the Restructure Agreement, we have executed a shareholders’ agreement with F3 Capital which contemplates that we own 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”).  Pursuant to the Shareholders Agreement, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction. The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by us and three of whom are to be designated by F3 Capital.  The Shareholder Agreement further provides we will jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.  In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  F3 Capital is responsible solely for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

In connection with the Restructure Agreement, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608.  Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital.  Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee of $5.0 million per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year.  In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services.  The construction oversight agreements may be terminated by either party upon 60 days’ written notice.

Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, Titanium Explorer and Hull 3608.  We will be paid a management fee of $15,000 per day plus 5% of free cash flow, as defined in the agreement and a marketing fee equal to 1% of the day rate revenue generated from each of the drillships.  The management agreements may be terminated upon 60 days written notice under certain circumstances unless the Company has outstanding commitments or contracts to operate the drillships for customers.

In December 2008, we received a letter of award for a five year contract for the Platinum Explorer drillship to work in India, subject to certain conditions which were satisfied in January 2009.  The rig is anticipated to begin operations in early 2011, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.1 billion in revenue, excluding revenues for mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

In February 2009, we received an eight year contract for the Titanium Explorer drillship to work in the Gulf of Mexico, although the customer has the right to work the drillship on a worldwide basis.  The rig is anticipated to begin operations in the middle of 2011, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.6 billion in revenue, excluding revenues for costs escalation, mobilization and client reimbursables over the term of the contract.  The contract contains operational requirements customary to the drilling industry.

Additionally, in February 2009, we entered into a management agreement with Sea Dragon Offshore Limited (“Sea Dragon”) for one of its two deepwater semisubmersible drilling rigs.  Sea Dragon has the option to extend the agreement to include its second semisubmersible drilling rig which we anticipate they will exercise.  The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 40,000 ft. Pursuant to the management agreement, during the construction phase we will receive an annual management and overhead fee of $5.0 million and reimbursement of defined direct costs. During the operations phase, we will be paid a monthly fixed fee of $11,250 per day and a management fee of 5% of rig EBITDA, as defined in the management agreement.

Results of Operations

We began to generate operating revenue in February 2009 when the Emerald Driller began its initial two-year drilling contract. Until the acquisition of OGIL, we generated non-operating income in the form of interest income on the cash held in our trust account. With the acquisition of OGIL, we established an operational base in Singapore to oversee the construction of the rigs and prepare for operation of the rigs upon completion of construction.

Revenue:  In the three months ended March 31, 2009, we had revenues of approximately $14.3 million. The Emerald Driller began its initial two-year drilling contract in February 2009 and we recognized $9.8 million of contract drilling services revenue and $0.4 million related to reimbursables during the first quarter of 2009.  Additionally, we generated $4.1 million in revenue for construction oversight services for the three drillships and one semisubmersible. We did not recognize any revenue in the three months ended March 31, 2008.

Operating Expenses: We incurred approximately $5.6 million of operating expenses in the three months ended March 31, 2009, primarily related to the start up of drilling operations with the Emerald Driller of approximately $3.2 million and $2.4 million associated with our operations base in Singapore which is overseeing the construction of our rig fleet and preparing for the initial operations of the rigs. Prior to the June 2008 acquisition of OGIL, we had no operating assets or bases; accordingly, there were no comparable expenses in 2008.

 General and Administrative Expenses: General and administrative expenses were approximately $3.4 million in the three months ended March 31, 2009 as compared to $720,000 in the comparable period of  2008. The increase was primarily due to the acquisition of OGIL in June 2008.  Prior to the acquisition, the general and administrative expenses were limited to evaluating potential acquisitions and the administrative expenses associated with being a public company.  Following the acquisition, we increased the corporate staffing to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company.  The primary costs increases were in compensation expense, travel expense, professional fees and insurance expense.

Depreciation Expense: Depreciation expense for the three months ended March 31, 2009 was approximately $1.7 million. In the first quarter of 2009, we began depreciating the Emerald Driller as it began operations on its initial contract.

 Interest Income: Interest income for the three months ended March 31, 2009 decreased approximately $2.5 million from the comparable period of 2008. The decrease in interest income is the result of having lower cash balances available for investment in 2009 as compared to 2008. Vantage Energy, our predecessor, completed its initial public offering of approximately $270.0 million in May 2007. These funds were held in trust and substantially all the proceeds were invested in interest bearing securities until June 2008 when they were released in connection with the OGIL acquisition.

Interest expense: For the three months ended March 31, 2009, interest expense was approximately $748,000. The increase of interest expense is due primarily to the debt on the Emerald Driller. Previously, all interest expense was capitalized when the rig was under construction. We did not have any debt or related interest expense in the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital deficit of approximately $21.3 million. Included in current liabilities are (1) $10.0 million related to the termination fee on the Titanium Explorer purchase option and (2) $14.0 million in short-term debt to F3 Capital. In April 2009, we issued 7,299,270 ordinary shares to F3 Capital in settlement of the termination fee obligation. In March 2009, F3 Capital agreed to convert the $10.0 million outstanding principal, and accrued interest of $144,000, into 10,655,865 ordinary shares priced at the average of the closing price of the preceding 5-day period. Additionally, in March 2009, F3 Capital agreed to convert a $4.0 million short-term note into 3,921,569 ordinary shares at a price equal to the closing price of our ordinary shares on March 2, 2009. The issuance of shares in settlement of both of these short-term notes payable is subject to shareholders’ approval, which we expect to receive. Adjusting for these transactions, our adjusted net working capital at March 31, 2009 was approximately $2.9 million.

As of March 31, 2009, we had approximately $12.1 million of cash available for general corporate purposes. Additionally, we have posted approximately $0.9 million cash as collateral for bid tenders and established a $1.0 million debt reserve.  We believe that cash on hand and cash flow from operations are adequate to cover our overhead and operating expenses.

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share.  The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

At March 31, 2009 we had outstanding shipyard commitments to complete the Sapphire Driller, Aquamarine Driller and Topaz Driller of approximately $261.1 million, including accrued interest of $5.3 million, plus current estimated purchase obligations for equipment and shipyard oversight expenses of $12.9 million to put these jackups in service.  We had undrawn borrowings of approximately $290.2 million under our credit facility.  However, as described below, the credit facility was amended in December 2008 to restrict certain borrowings under the credit facility (the “Amended Credit Agreement”). Pursuant to our Amended Credit Agreement, we had unrestricted available borrowings of $31.0 million for the Sapphire Driller which will complete the Sapphire Driller’s shipyard obligations.  The remaining $259.2 million is restricted until such time as the banks can complete the syndication of the loan to additional banks that would provide the remaining funding.

The shipyard has agreed to amendments to the shipyard payment schedule in order to accommodate the restrictions placed on us by the Amended Credit Agreement by deferring all significant shipyard payments on the Aquamarine Driller and Topaz Driller to June 30, 2009.  The shipyard has also expressed their willingness to provide additional financial assistance if necessary and has offered post delivery financing for the Topaz Driller. We believe that all such forbearance by the shipyard is dependent upon our good faith effort to complete the syndication of the Amended Credit Agreement or raise alternative sources of funding.  Accordingly, we have on-going discussions with alternative sources of funding which are generally more expensive than the Amended Credit Agreement.  While our discussion with these alternative sources of funding have indicated that funding is available, although on more expensive terms, there can be no assurances that adequate funding will be available or available on acceptable terms.  In the event that we do not complete the syndication of the Amended Credit Agreement or complete an alternative source of funding by June 30, 2009 and the shipyard elects not to continue its forbearance, the shipyard could choose to foreclose on the jackups still under construction and the banks may determine that we are in default of the Amended Credit Agreement and accelerate the payment terms.

Long-term Debt: On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 (the “Amended Credit Agreement”). The Amended Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the "Term Loan"); (ii) a top-up loan in the amount of $80.0 million (the "Top-up Loan"); and (iii) a revolving loan in the amount of $40.0 million (the "Revolving Loan"). Each of the Term Loan, Top-up Loan and Revolving Loan (the "Credit Facilities") shall be split into four equal tranches; one for each of the jackup rigs. The Amended Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts. Pursuant to the Amended Credit Agreement, approximately $259.2 million of the Lender’s commitments and obligations with respect to certain aspects of the financing are now subject to syndication to other financial institutions prior to June 30, 2009.

The maturity date for each tranche of the Term Loan and Revolving Loan will be seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after June 30, 2017. Each tranche under the Term Loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. A balloon payment of $24.0 million will be due at maturity together with the last quarterly installment. Each tranche of the Top-up Loan will be repaid in full, in equal quarterly installments, during the relevant drilling contract period. Any outstanding amount of the Revolving Loan tranche will be repayable in full on the maturity date.  The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding Top-Up Loan, second to the outstanding Term Loan and third to any outstanding Revolving Loan.  As of March 31, 2009, we have borrowed $149.8 million under the Amended Credit Agreement.

The interest rate for each of the Credit Facilities was based on LIBOR plus a margin (“Applicable Margin”) ranging from 3.00% to 5.00%. The Applicable Margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. Additionally, we incur commitment fees on the unused portion of the Amended Credit Agreement of 1.5%. On March 31, 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.0% and were effective as of March 31, 2009. Our remaining borrowings under Amended Credit Agreement are currently bearing interest on a floating rate of LIBOR plus 5%.

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

Mandarin Drilling Company, Joint Ownership Company Obligations.  Under the terms of the Restructure Agreement, F3 Capital is responsible for all remaining shipyard payments prior to delivery of the drillship Platinum Explorer.  At delivery, expected in the fourth quarter of 2010, the final shipyard payment of approximately $504.0 million will be payable.  Additionally, Mandarin will incur approximately $90.0 million of additional development costs consisting primarily of spare equipment and shipyard oversight costs.  These costs should be primarily incurred during 2010, however, some equipment providers may require deposits when equipment is ordered or as work product is developed.  F3 Capital and the Company have agreed to jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.  In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds.  We have had discussions with potential lenders which indicate that funding can be raised for all or a substantial portion of the remaining shipyard obligation and development costs.  However, there can be no assurances that adequate debt or equity financing will be available or available on acceptable terms.

Contingent Obligations.  We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.  As of March 31, 2009, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

Off-Balance Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

As of March 31, 2009, we had approximately $261.1 million, including accrued interest of $5.3 million, of shipyard commitments related to the construction contracts for our three remaining Baker Marine Pacific Class 375 jackups. In preparing our rigs for operations, we have approximately $12.9 million in current purchase obligations for equipment and shipyard oversight expenses.

Contemporaneously with the consummation of Vantage Energy's initial public offering, we issued to the underwriters, in exchange for consideration of $100, an option to purchase up to an aggregate of 1,250,000 units at $9.60 per unit. The units issuable upon exercise of this option are identical to the other units outstanding except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the initial public offering). This option expires on May 24, 2011.

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

Property and Equipment:  Consists of the value of the Emerald Driller which was placed into service in February 2009 and is being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis. Also included are furniture and fixtures and computer equipment, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs and drillships under construction are included in Property and Equipment.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during the three months ended March 31, 2009 totaled approximately $3.8 million. There was no interest capitalization in the three months ended March 31, 2008.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we value the restricted share grants based on the market price of our ordinary shares on the date of grant and calculate the fair value attributable to share options based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period required to vest the share options and share grants. We recognized approximately $1.1 million of share-based compensation expense, net of capitalized amounts of approximately $78,000 in the three months ended March 31, 2009. We did not recognize any share-based compensation in the three months ended March 31, 2008.

Recent Accounting Pronouncements

 In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1") which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” in addition to annual financial statements. The staff position also amends APB Opinion No. 28, "Interim Financial Reporting", to require fair value disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 may result in increased disclosure in our interim period financial statements but will not affect our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We did not engage in any substantive commercial business in 2008; however our first jackup began operating under a two year contract in February 2009. Although the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant in 2008, they will become more significant as our jackup construction projects are completed in 2009 and the rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At March 31, 2009, we had $149.8 million of variable rate debt outstanding related to our jackup rig construction program. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 3.00% to 5.00%. On March 31, 2009 we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.0%. Our remaining borrowings under Amended Credit Agreement are currently bearing interest on a floating rate of LIBOR plus 5%. Based upon the March 31, 2009 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in interest expense of approximately $590,000.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. As our first rig began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At March 31, 2009, we did not have any open foreign exchange derivative contracts.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms ..

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
10.1	Subscription Agreement between the Company and F3 Capital dated January 9, 2009 (1)
10.2	Termination Agreement between Mandarin Drilling Corporation, Offshore Group Investment Limited, Valencia Drilling Corporation, Vantage Deepwater Company and F3 Capital dated January 7, 2009 (2)
10.3	Loan Agreement between the Company and F3 Capital dated March 3, 2009 (3)
31.1	Certification of CEO Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of CEO Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*
_____________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 15, 2009.
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 20, 2009.
(3)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH

Douglas G. Smith
Chief Financial Officer and Treasurer
Date: May 6, 2009		(Principal Financial and Accounting Officer)