Form 10-K/A
period 2008-12-31
Vantage Drilling CO
filed 2009-06-23
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34094

Vantage Drilling Company

(Exact name of registrant as specified in its charter)

Cayman Islands
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 610, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Units	Name of each exchange on which registered
Ordinary Shares, par value $.001 per share	NYSE AMEX
Warrants	NYSE AMEX
Units	NYSE AMEX

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of the registrant’s ordinary shares outstanding as of June 22, 2009 is 108,798,589 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

VANTAGE DRILLING COMPANY

Explanatory Note

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Report”), solely to include a conforming signature on the reports of the independent registered public accounting firm included in Part II—Item 8 of the Report. The other information included in this Amendment No. 2 to the Report continues to speak as of the date of filing of the Report and Amendment No. 1 to the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report and Amendment No. 1 to the Report. The revision does not affect the remaining information set forth in the Report and Amendment No. 1 to the Report, the remaining portions of which have not been amended. Unless otherwise stated in this report, references to “we,” “us,” “our,” or “the company” refer to Vantage Drilling Company.

i

ii

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

Background of Vantage

Our predecessor, Vantage Energy Services, Inc. (“Vantage Energy”), a Delaware corporation, was a special purpose acquisition company formed with the intention of engaging in a merger or acquisition in the oilfield services sector. In June 2008, Vantage Energy completed its merger with Offshore Group Investment Limited (“OGIL”), a Cayman Islands exempted company, and Vantage, a newly formed Cayman Island exempted company. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Item 3.	Legal Proceedings

There is no litigation currently pending or, to our knowledge, contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	December 31,		Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Statement of Operations Data
Revenue	$912,750	$—	$912,750
Operating expenses, excluding impairment and termination costs	14,799,857	946,989	15,746,980
Impairment and termination costs	38,286,166	—	38,286,166

Loss from operations	(52,173,273)	(946,989)	(53,120,396)
Other income (expense)	4,124,615	7,699,060	11,823,675

Income (loss) before income taxes	(48,048,658)	6,752,071	(41,296,721
Income tax provision (benefit)	(670,466)	2,298,564	1,628,098

Net income (loss)	$(47,378,192)	$4,453,507	$(42,924,819)

Earnings (loss) per share
Basic	$(0.78)	$0.16	$(1.09)
Diluted	$(0.78)	$0.14	$(1.09)

Balance Sheet Data (at period end)
Cash and cash equivalents	$16,557,351	$1,262,625
Restricted cash	1,699,781	273,109,051
Other current assets	5,262,799	87,075
Property and equipment, net	630,896,130	111,651
Other assets	10,867,461	1,068,378

Total assets	$665,283,522	$275,638,780

Accounts payable and accrued liabilities	$18,593,287	$950,307
Deferred underwriters fee	—	8,280,000
Short-term debt	11,239,613	—
Current maturities of long-term debt	6,000,000	—

Total current liabilities	35,832,900	9,230,307

Long-term debt	133,000,000	—
Ordinary shares, subject to possible redemption	—	79,286,965
Total shareholders’ equity	496,450,622	187,121,508

Total liabilities and shareholders’ equity	$665,283,522	$275,638,780

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at December 31, 2008, and our results of operations for the years ended December 31, 2008 and 2007. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this report on Form 10-K. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

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

We accounted for the acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and determined that the acquirer for purposes of accounting for the business combination was Vantage Energy. The total consideration paid for Vantage Drilling and OGIL, including the amounts described above, the shipyard payments due from January 1, 2008 through the acquisition date, and the acquisition costs allocated to the assets acquired was approximately $488.4 million.

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

Long-term Debt: On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008. The Amended Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the “Term Loan”); (ii) a top-up loan in the amount of $80.0 million (the “Top-up Loan”); and (iii) a revolving loan in the amount of $40.0 million (the “Revolving Loan”). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Amended Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts. Pursuant to the Amended Credit Agreement, approximately $260.0 million of the Lender’s commitments and obligations with respect to certain aspects of the financing are now subject to syndication to other financial institutions prior to June 30, 2009.

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

	For the Years Ending December 31,
	Total	2009	2010-2011	2012-2013	After 5 Years
Principal payments on long-term debt (1)	$139,000,000	$6,000,000	$32,000,000	$32,000,000	$69,000,000
Operating lease payments (2)	2,857,996	1,971,549	886,447	—	—
Purchase obligations (3)	23,951,854	19,373,693	4,578,161	—	—
Jackup construction agreements (4)	261,600,000	261,600,000	—	—	—
Drillship construction agreement (5)	636,000,000	162,800,000	473,200,000	—	—

Total as of December 31, 2008	$1,063,409,850	$451,745,242	$510,664,608	$32,000,000	$69,000,000

Less: Drillship construction agreement per above	(636,000,000)	(162,800,000)	(473,200,000)	—	—
Add: Drillship payment under Restructure Agreement	227,000,000	—	227,000,000	—	—

Total as of March 12, 2009	$654,409,850	$288,945,242	$264,464,608	$32,000,000	$69,000,000

(1)	Amounts represent the scheduled principal amortization payments for our total long-term debt. We anticipate that a portion of our excess cash flows, as defined in the credit agreement, will accelerate the principal amortization.
(2)	Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.
(3)	Includes approximately $14.8 million related to jackup construction projects and $9.2 million related to the drillship construction project.
(4)	Includes shipyard payments under our three jackup construction projects. See Liquidity and Capital Resources for additional information.
(5)	Includes shipyard payments under our drillship construction project. Once the Restructure Agreement is complete, our total cash obligation will be reduced to approximately $227.0 million in the 4th quarter of 2010.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. Effective January 1, 2009, we will begin applying this statement to any business combination completed by us.

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

/s/ UHY LLP

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

/s/ UHY LLP

Houston, Texas

March 12, 2009

VANTAGE DRILLING COMPANY

(A Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$16,557,351	$1,262,625
Restricted cash	1,699,781	—
Restricted cash held in trust account	—	273,109,051
Receivables	3,276,843	—
Prepaid expenses and other assets	1,985,956	87,075

Total current assets	23,519,931	274,458,751

Property and Equipment
Property and equipment	631,007,814	122,072
Accumulated depreciation	(111,684)	(10,421)

Property and equipment, net	630,896,130	111,651

Other Assets
Deferred income taxes	2,370,497	311,607
Other assets	8,496,964	756,771

Total other assets	10,867,461	1,068,378

Total assets	$665,283,522	$275,638,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,826,815	$61,518
Accrued liabilities	14,766,472	578,618
Deferred underwriters fee	—	8,280,000
Income taxes payable (receivable)	—	310,171
Short-term debt	11,239,613	—
Current maturities of long-term debt	6,000,000	—

Total current liabilities	35,832,900	9,230,307

Long–term debt	133,000,000	—
Ordinary shares, subject to possible redemption, 10,346,550 shares at redemption value	—	79,286,965
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000,000 and 100,000,000 shares authorized, and 75,708,331 and 42,375,000 shares issued and outstanding	75,708	42,375
Additional paid-in capital	542,330,581	185,159,318
Earnings (deficit) accumulated during the development stage	(45,955,667)	1,919,815

Total shareholders’ equity	496,450,622	187,121,508

Total liabilities and shareholders’ equity	$665,283,522	$275,638,780

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31,
	2008	2007	2008
Revenue	$912,750	$—	$912,750
Operating costs and expenses
Operating costs	5,365,160	—	5,365,160
General and administrative	9,333,434	936,568	10,270,136
Impairment and termination costs	38,286,166	—	38,286,166
Depreciation	101,263	10,421	111,684

Total operating expenses	53,086,023	946,989	54,033,146

Loss from operations	(52,173,273)	(946,989)	(53,120,396)
Other income (expense)
Interest income	4,095,067	7,699,060	11,794,127
Interest expense	(56,485)	—	(56,485)
Other income	86,033	—	86,033

Total other income (expense)	4,124,615	7,699,060	11,823,675

Income (loss) before income taxes	(48,048,658)	6,752,071	(41,296,721)
Income tax provision (benefit)	(670,466)	2,298,564	1,628,098

Net income (loss)	$(47,378,192)	$4,453,507	$(42,924,819)

Earnings (loss) Per Share
Basic	$(0.78)	$0.16	$(1.09)
Diluted	$(0.78)	$0.14	$(1.09)

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

(A Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in	Earnings (Deficit) Accumulated During the Development	Total Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance, September 8, 2006	—	$—	$—	$—	$—
Issuance of ordinary shares to initial stockholders	7,500,000	7,500	17,500	—	25,000
Net loss	—	—	—	(134)	(134)

Balance, December 31, 2006	7,500,000	7,500	17,500	(134)	24,866
Issuance of ordinary shares and warrants in private placement	375,000	375	5,999,625	—	6,000,000
Issuance of ordinary shares and warrants to public stockholders	34,500,000	34,500	179,142,093	—	179,176,593
Issuance of option to purchase ordinary shares and warrants to underwriters	—	—	100	—	100
Change in value of ordinary shares subject to possible redemption	—	—	—	(2,533,558)	(2,533,558)
Net income	—	—	—	4,453,507	4,453,507

Balance, December 31, 2007	42,375,000	42,375	185,159,318	1,919,815	187,121,508
Change in value of ordinary shares subject to possible redemption	—	—	—	(497,290)	(497,290)
Insurance of ordinary shares and warrants for acquisitions	33,333,333	33,333	274,966,667		275,000,000
Redemption of ordinary shares in connection with acquisition	(2)	—	(16)	—	(16)
Reclassification of ordinary shares subject to possible redemption	—	—	79,784,256	—	79,784,256
Share-based compensation	—	—	2,420,356	—	2,420,356
Net loss	—	—	—	(47,378,192)	(47,378,192)

Balance, December 31, 2008	75,708,331	$75,708	$542,330,581	$(45,955,667)	$496,450,622

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31,		For the Period September 8, 2006 (Inception) to December 31,
	2008	2007	2008
Weighted average ordinary shares outstanding for basic EPS	60,913,811	28,042,808	39,487,031
Options	—	—	—
Warrants	—	4,477,453	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	60,913,811	32,520,261	39,487,031

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

Recent Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. Effective January 1, 2009, we will begin applying this statement to any business combination completed by us.

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

Long-term Debt

On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 (the “Amended Credit Agreement”). The Amended Credit Agreement consists of the following: (i) a term loan in the amount of $320.0 million (the “Term Loan”); (ii) a top-up loan in the amount of $80.0 million (the “Top-up Loan”); and (iii) a revolving loan in the amount of $40.0 million (the “Revolving Loan”). Each of the Term Loan, Top-up Loan and Revolving Loan shall be split into four equal tranches; one for each of the jackup rigs. The Amended Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The Term Loan is restricted to the payment of construction costs of each Borrower’s respective jackup rig. The Top-up Loan is available for general corporate purposes provided the Borrower has (i) the relevant jackup rig being employed under a drilling contract, and (ii) such drilling contract has sufficient forecasted cash flow to repay in full the Top-up Loan during the term of the drilling contract, in addition to the scheduled payments due under the Term Loan. The Revolving Loan will be used primarily for working capital, providing letters of credit to support contract bids and performance bonds to support drilling contracts. Pursuant to the Amended Credit Agreement, approximately $260.0 million of the Lender’s commitments and obligations with respect to certain aspects of the financing are now subject to syndication to other financial institutions prior to June 30, 2009.

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

2007 Long-Term Incentive Plan

Our 2007 Long-Term Incentive Plan (the “Incentive Plan”) was approved by our shareholders at our special meeting on June 10, 2008. Under the Incentive Plan, we may grant to officers and key employees of the Company incentive and non-qualified stock options, stock appreciation rights, performance units, restricted stock awards and performance bonuses. In addition, we may grant non-qualified stock options and restricted stock awards to directors and independent contractors and consultants. We have reserved a maximum of 7,500,000 shares for issuance upon the exercise of awards to be granted pursuant to the Incentive Plan. Each share issued under an option or restricted stock award will be counted against this limit.

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

The provision for income taxes consists of the following:

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Current	$1,388,424	$2,610,171	$3,998,595
Deferred	(2,058,890)	(311,607)	(2,370,497)

Total	$(670,466)	$2,298,564	$1,628,098

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (34%) on operations as follows:

	Year Ended December 31,		For the Period September 8, 2006 (inception) to December 31, 2008
	2008	2007
Taxes at U.S. statutory rate	34.0%	34.0%	34.0%
Taxes on foreign earnings (loss) at lesser than U.S. statutory rate	(32.6)	—	(30.1)

Income tax rate	1.4%	34.0%	3.9%

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

As of December 31, 2008, we had approximately $261.6 million of commitments related to the construction contracts for our three remaining Baker Marine Pacific Class 375 jackups. In preparing our rigs for operations, we have made approximately $24.0 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training. For additional information related to commitments for the Platinum Explorer, please see “Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer” in Note 3.

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

8. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
Assets under construction	$628,652,996	$—
Leasehold improvements	219,817	—
Office and technology equipment	2,135,002	122,072

	631,007,814	122,072
Accumulated depreciation	(111,684)	(10,421)

Property and equipment, net	$630,896,130	$111,651

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$—	$—	$—	$912,750
Loss from operations	(726,308)	(1,981,773)	(5,421,011)	(44,044,181)
Other income (expense)	2,505,047	1,326,367	257,477	35,724
Net income (loss)	1,170,876	(530,911)	(4,550,351)	(43,467,806)
Earnings (loss) per share (a)
Basic	$0.03	$(0.01)	$(0.06)	$(0.57)
Diluted	$0.02	$(0.01)	$(0.06)	$(0.57)

2007
Revenue	$—	$—	$—	$—
Loss from operations	(109)	(145,534)	(259,658)	(541,688)
Other income (loss)	—	1,128,805	3,376,287	3,193,968
Net income (loss)	(109)	647,905	2,054,583	1,751,128
Earnings (loss) per share (a)
Basic	$—	$0.06	$0.05	$0.04
Diluted	$—	$0.05	$0.04	$0.04

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not agree to the total computed for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

Our management, under the supervision of and with the participation of our Chief Executive Office and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2008.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total Compensation ($)

Paul A. Bragg (3) Chairman and Chief Executive Officer	2008	257,673	279,452	472,290	142,373	9,000	1,160,788
	2007	—	—	—	—	—	—

Douglas G. Smith (4) Chief Financial Officer	2008	275,000	192,500	151,515	50,840	4,500	674,355
	2007	45,833	64,000	—	—	—	109,833

Douglas W. Halkett (5) Chief Operating Officer	2008	384,946	308,603	249,681	84,734	231,150	1,259,114
	2007	—	—	—	—	—	—

Michael R.C. Derbyshire (5) Vice President – Marketing	2008	282,768	185,644	141,391	47,493	121,243	778,539
	2007	—	—	—	—	—	—

Donald Munro (5) Vice President – Operations	2008	203,333	110,753	111,248	37,241	137,732	600,306
	2007	—	—	—	—	—	—

(1)	The amounts shown represent the aggregate expense amounts recognized for financial statement reporting purposes for fiscal 2008 for restricted share awards and share options granted to the named executive officer in 2008. The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with the Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”). A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included in Note 5 of our Notes to Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Included for Messrs. Halkett, Derbyshire and Munro are amounts for housing, vehicle leases, schooling, and home airfare associated with their overseas work assignment.
(3)	Mr. Bragg, a founding executive officer, did not receive any cash or non-cash compensation for services rendered to our predecessor prior to June 12, 2008.
(4)	Mr. Smith’s employment with the Company commenced in November 2007.
(5)	Employment with the Company commenced in 2008.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (1)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Paul A. Bragg	6/12/2008	415,200			3,487,680
			340,250	8.40	1,051,373
Douglas G. Smith	6/12/2008	133,200			1,118,880
			121,500	8.40	375,435
Douglas W. Halkett	6/12/2008	219,500			1,843,800
			202,500	8.40	625,725
Michael R.C. Derbyshire	6/12/2008	124,300			1,044,120
			113,500	8.40	275,010
Donald Munro	6/12/2008	97,800			821,520
			89,000	8.40	1,051,373

(1)	Share grants and options vest ratably over four (4) years beginning with the first anniversary date and options have a ten (10) year term, expiring on June 12, 2018.
(2)	Represents the closing market price of the Company’s ordinary shares on the grant date.
(3)	Amounts for share grants are based on the closing market price on the grant date. Value of options is based on the grant date fair value determined pursuant to SFAS 123(R) using the Black-Sholes option pricing model. The SFAS 123(R) grant date values are also used for financial reporting purposes and are expensed over the vesting period of the share grants and options.

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

The following definitions apply to the termination and change in control provision in the employment agreements:

•

“cause” generally means: (i) material dishonesty which is not the result of an inadvertent or innocent mistake of the named executive with respect to the company or any of its subsidiaries, (ii) demonstrated and material neglect of duties or failure to perform material duties following written notice and a reasonable cure period, (iii) willful misfeasance or nonfeasance of duty by the named executive intended to injure or having the effect of injuring in some material fashion the reputation, business, or business relationships of the company or any of its subsidiaries or any of their respective officers, directors, or employees, (iv) material violation by the named executive of any material term of the employment agreement, or (v) conviction of the named executive of any felony, any crime involving moral turpitude or any crime other than a vehicular offense which could reflect in some material fashion unfavorably upon the company or any of its subsidiaries.

•

“good reason” generally means (i) following a Change of Control, a material alteration in the nature or status of the named executive’s title, duties or responsibilities, or the assignment of duties or responsibilities inconsistent with the named executive’s status, title, duties and responsibilities, (ii) a failure by the company to continue in effect any employee benefit plan in which the named executive was participating, or the taking of any action by the company that would adversely affect the named executive’s participation in, or materially reduce the named executive’s benefits under, any such employee benefit plan, unless such failure or such taking of any action adversely affects the senior members of corporate management of the company generally to the same extent, (iii) any material breach by the company of any provision of the employment agreement, (iv) any failure by the company to obtain the assumption and performance of the employment agreement by any successor (by merger, consolidation, or otherwise) or assign of the company, or (v) the company provides written notice of non-renewal to the named executive.

•

“constructive termination without cause” generally means (i) a reduction in the named executive’s fixed salary; (ii) the failure of the company to continue to provide the named executive with office space, related facilities and secretarial assistance that are commensurate with the named executive’s responsibilities to and position with the company; (iii) the notification by the company of the company’s intention not to observe or perform one or more of the obligations of the company under the employment agreement; or (iv) the failure by the company to indemnify, pay or reimburse the named executive at the time and under the circumstances required by the employment agreement.

•	A “Change of Control” shall be deemed to have occurred if:

(i) A reverse merger involving the company or its parent in which the company or its parent, as the case may be, is the surviving corporation but the ordinary shares of the company or its parent outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, and the shareholders of the parent immediately prior to the completion of such transaction hold, directly or indirectly, less than fifty percent (50%) of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act, or comparable successor rules) of the surviving entity or, if more than one entity survives the transaction, the controlling entity; or

(ii) Any “person” or “group” (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act) other than a trustee or other fiduciary holding securities under an employee benefit plan of the company becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of the company’s then outstanding voting ordinary shares; or

(iii) At any time during the period of three (3) consecutive years, individuals who at the beginning of such period constituted the Board (and any new director whose election by the Board or whose nomination for election by the company’s shareholders were approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof; or

(iv) The shareholders of the company approve a merger or consolidation of the company with any other corporation, other than a merger or consolidation (a) in which a majority of the directors of the surviving entity were directors of the company prior to such consolidation or merger, and (b) which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being changed into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; or

(v) The shareholders approve a plan of complete liquidation of the company or an agreement for the sale or disposition by the company of all or substantially all of the company’s assets.

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

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Options Awards($)	All Other Compensation($)	Total($)
Jorge E. Estrada	—	—	—	—	—
Robert Grantham	—	—	—	—	—
Marcelo D. Guiscardo	—	—	—	—	—
John C.G. O’Leary	—	136,500	—	—	136,500
John R. Russell	—	—	—	—	—
Hsin-Chi Su	—	—	—	—	—
Steinar Thomassen	—	—	—	—	—

(1)	The grant date fair market value of the equity award to Mr. O’Leary was approximately $1.0 million based on the closing price per share of $8.40 on the grant date.

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

Item 14.	Principal Accounting Fees and Services

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL

REGISTERED PUBLIC ACCOUNTING FIRM

For the fiscal years ended December 31, 2007 and 2008, UHY LLP (“UHY”) billed the approximate fees set forth below:

Fees	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2008
Audit Fees (1)	$108,568	$293,129
Audit-Related Fees (2)	$80,672	$6,761
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$189,240	$299,890

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.3	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Memorandum and Articles of Association (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

10.1	Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (8)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (9)

10.3	Registration Rights Agreement between the Company and F3 Capital (10)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (11)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (12)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (13)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (14)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (15)

10.9	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Donald Munro dated May 1, 2008 **

10.10	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (16)

10.11	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (17)

10.12	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (18)

10.13	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (19)

10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (20)

10.15	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (21)

21.1	Subsidiaries of the Company (22)

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
**	Previously filed.

(1)	Incorporated by reference to Exhibit 1.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(10)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(11)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(12)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(18)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(19)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(21)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(22)	Incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2009.

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

Name	Position	Date

/s/ Paul A. Bragg	Chairman and Chief Executive Officer
Paul A. Bragg	(Principal Executive Officer)	June 22, 2009

/s/ Douglas G. Smith	Chief Financial Officer and Treasurer
Douglas G. Smith	(Principal Financial Officer)	June 22, 2009

/s/ Edward G. Brantley	Chief Accounting Officer and Controller
Edward G. Brantley	(Principal Accounting Officer)	June 22, 2009

/s/ Christopher G. DeClaire	Vice President, Secretary, and Director
Christopher G. DeClaire		June 22, 2009

Exhibit Index

Exhibit No.	Description
2.3	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Memorandum and Articles of Association (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

10.1	Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (8)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (9)

10.3	Registration Rights Agreement between the Company and F3 Capital (10)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (11)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (12)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (13)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (14)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (15)

10.9	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Donald Munro dated May 1, 2008 **

10.10	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (16)

10.11	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (17)

10.12	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (18)

10.13	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (19)

10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (20)

10.15	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (21)

21.1	Subsidiaries of the Company (22)

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
**	Previously filed.

(1)	Incorporated by reference to Exhibit 1.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(9)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(10)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(11)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(12)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(18)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(19)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.

(20)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(21)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(22)	Incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the SEC on March 13, 2009.