Form 10-Q
period 2009-06-30
Vantage Drilling CO
filed 2009-08-10
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34094

VANTAGE DRILLING COMPANY

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Blvd., Suite 610

Houston, TX 77056

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 404-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Vantage Drilling Company’s ordinary shares outstanding as of August 3, 2009 is 112,798,589.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” “project,” “predict,” “continue” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. Actual results may differ materially due to various factors, including, but not limited to:

•	our limited operating history;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	the adequacy and availability of additional financing;

•	general economic conditions, including the current recession and capital market crisis;

•	competition within our industry;

•	termination of our customer contracts;

•	effects of new rigs and new technology on the market;

•	restrictions on offshore drilling;

•	identifying and completing acquisition opportunities;

•	contract awarding and commencement;

•	construction completion, delivery and commencement of operations dates;

•	our dependence on key personnel;

•	utilization rates and dayrates;

•	operating hazards in the oilfield service industry;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	governmental, tax and environmental regulation;

•	operations in international markets;

•	potential conflicts of interest with F3 Capital; and

•	our inability to achieve our plans or carry out our strategy.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performances, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the SEC, which may be obtained by contacting us or the SEC. These filings are also available through our website at http://www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov. The contents of our website are not part of this quarterly report.

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,625	$16,557
Restricted cash	15,705	1,700
Trade receivables	15,203	3,186
Inventory	6,934	—
Prepaid expenses and other current assets	4,016	2,077

Total current assets	46,483	23,520

Property and equipment
Property and equipment	627,191	631,008
Accumulated depreciation	(3,870)	(112)

Property and equipment, net	623,321	630,896

Other assets
Investment in joint venture	75,619	—
Other assets	18,574	10,867

Total other assets	94,193	10,867

Total assets	$763,997	$665,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,966	$3,827
Accrued liabilities	13,808	14,766
Short-term debt	15,070	11,239
Current maturities of long-term debt	19,410	6,000

Total current liabilities	53,254	35,832

Long-term debt	158,058	133,000
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 1,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 109,299 and 75,708 shares issued and outstanding	109	76
Additional paid-in capital	592,222	542,331
Retained deficit	(39,646)	(45,956)

Total shareholders’ equity	552,685	496,451

Total liabilities and shareholders’ equity	$763,997	$665,283

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008

Revenues
Contract drilling services	$15,506	$—
Management fees	5,300	—
Reimbursables	1,387	—

Total revenues	22,193	—

Operating costs and expenses
Operating costs	9,942	—
General and administrative	4,055	1,976
Depreciation	2,102	6

Total operating costs and expenses	16,099	1,982

Income (loss) from operations	6,094	(1,982)
Other income (expense)
Interest income	—	1,326
Interest expense	(1,310)	—
Other income	87	—

Total other income (expense)	(1,223)	1,326

Income (loss) before income taxes	4,871	(656)
Income tax provision (benefit)	919	(125)

Net income (loss)	$3,952	$(531)

Earnings (loss) per share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Revenues
Contract drilling services	$25,293	$—
Management fees	9,442	—
Reimbursables	1,754	—

Total revenues	36,489	—

Operating costs and expenses
Operating costs	15,582	—
General and administrative	7,491	2,696
Depreciation	3,758	12

Total operating costs and expenses	26,831	2,708

Income (loss) from operations	9,658	(2,708)
Other income (expense)
Interest income	8	3,831
Interest expense	(2,058)	—
Other income	173	—

Total other income (expense)	(1,877)	3,831

Income before income taxes	7,781	1,123
Income tax provision	1,471	483

Net income	$6,310	$640

Earnings per share
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,310	$640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	3,758	12
Amortization of debt financing costs	464	—
Share-based compensation expense	2,391	184
Deferred income tax benefit	—	(814)
Changes in operating assets and liabilities:
Restricted cash	(14,005)	(600)
Trade receivables	(12,018)	—
Inventory	(6,934)	—
Prepaid expenses and other current assets	(1,939)	(606)
Other assets	(170)	—
Accounts payable	1,139	940
Accrued liabilities	9,042	643
Short-term debt	760	—

Net cash provided by (used in) operating activities	(11,202)	399

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	—	(213,397)
Additions to property and equipment	(67,248)	(2,064)
Investment in joint venture	(15,574)	—
Deferred acquisition costs	—	757
Restricted cash held in trust account	—	273,109

Net cash provided by (used in) investing activities	(82,822)	58,405

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreement	41,821	34,000
Repayment of long-term debt	(3,353)	—
Proceeds from issuance of ordinary shares in private placement, net	24,954	—
Proceeds from warrant exercise in connection with joint venture	15,600	—
Proceeds from short-term notes payable-shareholders	4,000	—
Repayments of short-term debt	(930)	—
Debt issuance costs	—	(8,473)
Advances from stockholders of OGIL	—	3,300
Repayments of advances from stockholders of OGIL	—	(3,300)
Repayment of deferred underwriters fee	—	(8,280)

Net cash provided by financing activities	82,092	17,247

Net increase (decrease) in cash and cash equivalents	(11,932)	76,051
Cash and cash equivalents—beginning of period	16,557	1,263

Cash and cash equivalents—end of period	$4,625	$77,314

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$4,632	$—
Interest capitalized (non-cash)	(7,842)	(54)
Taxes	815	1,750
Non-cash investing and financing transactions:
Issuance of ordinary shares for performance deposit	$8,000	$—
Issuance of ordinary shares for termination of purchase option	10,000	—
Adjustment to consideration for fair value of warrants	11,019	—
Decrease in ordinary shares, subject to possible redemption	—	(79,287)
Issuance of ordinary shares and warrants for acquisition	—	(275,000)

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company (“we,” “our,” “us,” “Vantage Drilling” or the “Company”), organized under the laws of the Cayman Islands on November 14, 2007, and is a holding corporation with no significant operations or assets other than its interests in its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), a Delaware corporation, and Offshore Group Investment Limited (“OGIL”), a Cayman Islands corporation. On June 12, 2008, Vantage Drilling completed its business combination with Vantage Energy and OGIL pursuant to a share purchase agreement (“Purchase Agreement”).

On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 and July 31, 2009. At June 30, 2009 we had outstanding shipyard commitments to complete the Aquamarine Driller and Topaz Driller of approximately $226.1 million. Additionally, in preparing these two rigs, along with the Sapphire Driller, for operations, we have made approximately $17.3 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training. In June 2009, we borrowed $31.0 million for the Sapphire Driller which was used to pay the balance of the Sapphire Driller’s shipyard obligations. The credit facility was amended in December 2008 to restrict certain borrowings under the credit facility (the “First Amendment”). The remaining $259.2 million of the lenders’ commitments and obligations under the First Amendment were subject to syndication to other financial institutions prior to June 30, 2009. The obligation to syndicate lapsed and the remaining commitments under the First Amendment were unfulfilled.

On July 31, 2009, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”). As a result of the lapse of the lenders’ obligation to syndicate the commitments under the First Amendment, we need to arrange alternative financing for the Aquamarine Driller and the Topaz Driller. In order to facilitate the alternative financing, the lenders agreed to release their liens on the construction contracts for these jackup rigs in connection with the closing of the alternative financing. The Second Amendment also enables us to manage, operate and procure financing for these jackup rigs, and any rigs, vessels, or other assets acquired by us after the effective date of the Second Amendment. The lenders also agreed to release certain funds from the debt service reserve account relating to the Sapphire Driller, on the condition that such amount be repaid upon the earlier of August 24, 2009, or our receipt of proceeds from a financing transaction. The Second Amendment requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Second Amendment.

In order to accommodate the restrictions placed on us by the First Amendment and Second Amendment, the shipyard agreed to defer all significant shipyard payments on the Aquamarine Driller until delivery and the Topaz Driller until December 31, 2009. Additionally, we have negotiated a term sheet with the shipyard to provide post delivery financing for the Topaz Driller in the form of a 12% two-year amortizing note, subject to final documentation. We believe that all such forbearance by the shipyard is dependent upon our good faith effort to raise alternative sources of funding. We have had discussions with alternative sources of funding which have indicated that funding is available, although on more expensive terms. There can be no assurances that adequate funding will be available or available on acceptable terms. In the event that we do not complete alternative sources of funding for the Aquamarine Driller and the Topaz Driller, and the shipyard elects not to continue its forbearance, the shipyard could choose to retain possession of and/or sell the rigs.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Vantage Drilling and it majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Vantage Drilling completed its business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”). In accordance with Statement of Financial Standards (“SFAS”) No. 141 Business Combinations, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination. Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash: Consists of cash and cash equivalents posted as collateral for bid tenders and establishment of a debt reserve.

Property and Equipment: Consists of the value of the Emerald Driller which was placed into service in February 2009 and is being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis. Also included are furniture and fixtures and computer equipment, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs under construction are included in Property and Equipment.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during the three and six months ended June 30, 2009 were approximately $4.1 million and $7.8 million, respectively. Total interest costs capitalized during the three and six months ended June 30, 2008 were approximately $54,000.

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

Earnings per Share: Basic earnings (loss) per share has been based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted income per share has been computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Weighted average ordinary shares outstanding for basic EPS	93,983	49,335	87,396	45,855
Options	—	—	—	—
Warrants	—	—	—	14,747

Adjusted weighted average ordinary shares outstanding for diluted EPS	93,983	49,335	87,396	60,602

The calculation of diluted weighted average shares outstanding excludes 63,209,179 and 19,300,661 ordinary shares for the three months ended June 30, 2009 and 2008, respectively and 63,209,179 and 2,562,750 ordinary shares for the six months ended June 30, 2009 and 2008, respectively, issuable pursuant to outstanding stock options or warrants because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we value restricted share grants based on the market price of our ordinary shares on the date of grant and calculate the fair value attributable to share options based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.1 million of share-based compensation expense, net of capitalized amounts of approximately $86,000 in the three months ended June 30, 2009. For the six months ended June 30, 2009, we recognized $2.2 million of share-based compensation expense, net of capitalized amounts of $164,000. We recognized approximately $184,000 of share-based compensation in the three and six month periods ended June 30, 2008.

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

Fair Value of Financial Instruments: The fair value of our financial assets and liabilities approximates the carrying amounts represented in the balance sheets due to the short-term of these instruments. The carrying amounts of cash equivalents and other short-term financial assets and liabilities approximate their fair values because of the short maturities of these instruments. The carrying amounts of short-term and long-term debt obligations approximate their fair values since these bear interest at floating rates.

Derivative Financial Instruments: We use derivative financial instruments (“derivatives”) to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes.

All derivatives are recorded on our consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)”. Derivatives qualify for hedge accounting when they are formally designated as hedges at inception of the associated derivative contract and are effective in reducing the risk exposure that they are designated to hedge. Our assessment for hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

On March 31, 2009, we entered into interest rate swaps with an aggregate notional value of $90.8 million, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings for the Emerald Driller. We did not recognize any hedge ineffectiveness in income during the three months ended June 30, 2009 related to these interest rate swaps.

Recent Accounting Pronouncements: In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS No. 165 effective April 1, 2009, with no material impact on our consolidated financial statements. Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. This statement is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009 and early application is not permitted. We will adopt this statement effective January 1, 2010 and we are currently assessing the impact of SFAS No. 166 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46 (R) (“FIN 46 (R)”), Consolidation of Variable Interest Entities. SFAS No. 167 amends FIN 46 (R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. SFAS No. 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. We will adopt this statement effective January 1, 2010 and we are currently assessing the impact of SFAS No. 167 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard s Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under SFAS No. 168, the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

3. Acquisitions

Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer

Our initial strategic plan anticipated that we would raise capital to support the development of the Platinum Explorer and Titanium Explorer drillships in the form of additional equity and debt financings. The purchase agreement for the Platinum Explorer was for total consideration of $676.0 million and an option to acquire the Titanium Explorer for $695.0 million. The Platinum Explorer purchase agreement and the Titanium Explorer option required us to make installment payments of $194.8 million in September 2008 and $208.5 million in November 2008, respectively. Additionally, the Titanium Explorer option contained a $10.0 million termination fee if we did not exercise the option. We pursued both debt and equity financings to fund these payment obligations, however, due to the worsening global financial crises, we were unable to obtain debt or equity financing on acceptable terms. In September 2008, we made a partial payment of $32.0 million on the Platinum Explorer purchase obligation and began to negotiate a restructuring of the remaining obligations.

In November 2008, we entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we agreed to acquire forty-five percent (45%) of Mandarin Drilling Corporation (“Mandarin”), the owner of the Platinum Explorer for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and issuing ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share. In order for us to fund the purchase, the owner of Mandarin, F3 Capital agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL. In April 2009, F3 Capital commenced exercising the warrants in installments. As of June 30, 2009, F3 Capital had exercised 2.6 million warrants, or 10% of the total warrants.

Prior to the Restructure Agreement, we had accounted for the costs associated with the Platinum Explorer, including allocated value per the initial OGIL acquisition, as assets under construction. With the termination of the Platinum Explorer purchase agreement and pursuant to the applicable accounting rules, we will now account for our ownership interest in Mandarin as an investment in joint venture. The fair value of the consideration, both monetary and nonmonetary, given for our interest in Mandarin will be recorded as our investment in Mandarin and will be evaluated for impairment as required under U.S. GAAP.

In April 2009, we issued approximately 7.3 million ordinary shares, at the current market price, in satisfaction of the termination fee for the Titanium Explorer purchase option.

In connection with the Restructure Agreement, we have executed a shareholders’ agreement with F3 Capital (the “Shareholders Agreement”). Pursuant to the Shareholders Agreement, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction. The Shareholder Agreement further provides we will jointly obtain financing necessary to fund the final shipyard installment payment for the Platinum Explorer. In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds. F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

Additionally, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608. Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital. Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. The construction oversight agreements may be terminated by either party upon 60 days’ written notice.

Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, Titanium Explorer and Hull 3608. We will be paid management fees, consisting of a fixed operating fee and participation in revenues and cash flow as defined in the agreement, for each of the drillships. The management agreements may be terminated upon 60 days written notice under certain circumstances, provided that the Company does not have any outstanding commitments or contracts to operate the drillships for customers.

Management Agreement

We are party to arrangements to manage the construction and operations of two ultra-deepwater semisubmersibles. These arrangements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the management agreement, during the construction phase we will receive an annual management and overhead fee and reimbursement of defined direct costs. During the operating phase, we will be paid management fees consisting of a fixed operating fee and participation in revenues and cash flow as defined in the management agreement.

4. Debt

Short-term Debt

On December 22, 2008, F3 Capital made an unsecured loan (the “Loan Agreement”) to the Company in the principal amount of $10.0 million and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for 10,655,865 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.952 per share. The issuance of the ordinary shares for settlement of amounts due under the Loan Agreement is subject to shareholder approval.

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

As of June 30, 2009, we had short-term debt of approximately $1,070,000 related to our financing of rig insurance premiums. These notes had a 5.67% annual interest rate.

Long-term Debt

On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 and July 31, 2009. The credit agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”). The credit agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants at June 30, 2009.

As of June 30, 2009, our long-term debt was composed of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Emerald Driller term loan	$78,000	$80,000
Emerald Driller top-up loan	9,468	—
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	80,000	49,000

	177,468	139,000
Less current maturities of long-term debt	(19,410)	(6,000)

Long-term debt	$158,058	$133,000

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after June 30, 2017. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. The top-up loan will be repaid in full, in equal quarterly installments, during the initial drilling contract period. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding top-up loan, second to the outstanding term loan and third to any outstanding revolving loan. As of June 30, 2009, we had $14.7 million is escrow to fund future debt service.

The interest rate for each of the credit facilities is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.0% and were effective as of June 30, 2009. Our remaining borrowings under the Second Amendment are currently bearing interest at floating rates of LIBOR plus 3.5% to 5.5%.

5. Shareholders’ Equity

Ordinary Shares

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used primarily to fund our portion of the collateral for a performance bond. No commission or similar remuneration was paid in connection with the sale.

In connection with the restructuring of the outstanding obligations for the Platinum Explorer and Titanium Explorer, F3 Capital agreed to accept ordinary shares at the current market price for the $10.0 million termination fee of the Titanium Explorer purchase option. In April 2009, we issued 7,299,270 ordinary shares in settlement of this liability.

On June 5, 2009, we sold 17,769,535 ordinary shares, par value $0.001 per share, in a private placement for gross proceeds of approximately $25.7 million. The net proceeds, after offering costs, of approximately $25.0 million were used for working capital, capital expenditures and general corporate purposes. In connection with the private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

During 2009, we granted 1,586,000 restricted shares to officers and employees under our 2007 Long-Term Incentive Plan. All restricted share awards vest ratably over four years and are amortized to expense over the vesting period. The fair value of the awards at the grant dates was approximately $1.6 million based on share prices ranging from $0.99 to $1.90 per share.

Warrants

Pursuant to the purchase agreement for OGIL, we issued 25.0 million warrants to F3 Capital to purchase one ordinary share at an exercise price of $6.00 per share. These warrants will expire May 24, 2011. As discussed previously, in April 2009, F3 Capital commenced exercising these warrants in installments in connection with the restructuring of the outstanding obligations for the Platinum Explorer and Titanium Explorer. As of June 30, 2009, we had issued 2.6 million ordinary shares in connection with the exercise of the warrants.

6. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of June 30, 2009, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

As of June 30, 2009, we had approximately $226.1 million of shipyard commitments related to the construction contracts for our two remaining Baker Marine Pacific Class 375 jackups. Additionally, we have made approximately $20.8 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training for all rigs, construction projects and operations.

Pursuant to the Restructure Agreement, at delivery of the Platinum Explorer, expected in the fourth quarter of 2010, the final shipyard payment of approximately $504.0 million will be payable. Additionally, Mandarin will incur approximately $90.0 million of additional development costs consisting primarily of spare equipment and shipyard oversight costs. The majority of these costs will be incurred during 2010, however, some equipment providers may require deposits when equipment is ordered or as work product is developed. F3 Capital and the Company have agreed to jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer.

7. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Drilling equipment	$232,191	$—
Assets under construction	392,171	628,653
Leasehold improvements	432	220
Office and technology equipment	2,397	2,135

	627,191	631,008
Accumulated depreciation	(3,870)	(112)

Property and equipment, net	$623,321	$630,896

We capitalize interest costs on the rigs under construction. During the six months ended June 30, 2009, we capitalized approximately $7.8 million of interest costs. We capitalized approximately $54,000 in interest in the six months ended June 30, 2008.

Other Assets

Other assets consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Deferred financing costs, net	$7,557	$8,020
Performance bond collateral	8,000	—
Deferred income taxes	2,298	2,370
Deposits	719	477

	$18,574	$10,867

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Interest	$5,723	$971
Termination fee	—	10,000
Compensation	6,242	3,057
Property, service and franchise taxes	1,304	710
Income taxes payable	532	—
Other	7	28

	$13,808	$14,766

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2009, and our results of operations for the three and six months June 30, 2009 and 2008. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international drilling company focused on developing and operating a fleet of high-specification drilling rigs. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. We completed our business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination. Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

On November 18, 2008, one of our wholly-owned subsidiaries and F3 Capital, a Cayman Islands exempted company that is wholly-owned by a director of the Company, entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) relating to Mandarin Drilling Corporation, a Marshall Islands corporation, (“Mandarin”) that currently owns the construction contract for the Platinum Explorer.

Pursuant to the terms of the Share Sale and Purchase Agreement (“Restructure Agreement”), we agreed to acquire from F3 Capital in a series of closings an aggregate of 4,500 ordinary shares of Mandarin (constituting 45% of the outstanding shares of Mandarin) in consideration for payments in the aggregate of $189.75 million, of which $40.0 million had previously been paid, and the issuance by the Company of warrants to purchase up to 1.98 million of its ordinary shares, par value $.001 per share, at $2.50 per share. In order for us to fund the purchase, F3 Capital has agreed to exercise the 25.0 million warrants that were issued to it in connection with the acquisition of OGIL on June 12, 2008. Upon exercise the Company will issue 25.0 million ordinary shares and use the approximately $150.0 million of proceeds to fund the remaining cash consideration. In April 2009, F3 Capital commenced exercising the warrants in installments. As of June 30, 2009, F3 Capital had exercised 2.6 million warrants, or 10% of the total warrants.

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

The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, and the longer term implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our potential customers which combined with lower prevailing oil and natural gas commodity prices, has led potential customers to delay or cancel drilling programs. As the global financial crisis limits the access to credit markets, it has resulted in a reduced demand for oil and gas commodities. This decrease in demand for oil and gas commodities has caused our potential customers to reduce their shallow water drilling programs which has led to reduced demand for jackups and a reduction in day rates. Day rates have softened as contractors attempted to lock-in drilling programs and maintain their existing contract backlog amid growing concerns over financing, declining oil and natural gas prices and pressure from operators to reduce day rates. Twelve new jackups were delivered in the first six months of 2009 and there are an additional 49 scheduled for delivery through the end of 2010, including our remaining two jackups currently under construction. International jackup fleet utilization has declined to approximately 68% as of July 24, 2009. Although we believe the addition of these new rigs will lead to the cold stacking or retirement of older, less capable jackups, we anticipate that day rates will continue to be adversely impacted.

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

Despite the global economic crisis and the decline in oil and natural gas prices, demand for deepwater (>4,000 ft) and ultra-deepwater (>7,500 ft.) drillships and semisubmersible rigs continues to remain robust. Given that deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs. We believe there are approximately 45 deepwater and ultra-deepwater semisubmersibles and drillships currently scheduled for delivery through the end of 2010. While current day rates have declined from the record high day rates of 2008, we anticipate that demand and day rates for deepwater and ultra-deepwater rigs will continue to be strong; however a prolonged global economic crisis could adversely impact demand and prices for oil and natural gas and cause a decrease in day rates and utilization levels for these types of rigs.

In November 2008, we entered into the Restructure Agreement regarding the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we will acquire forty-five percent (45%) of Mandarin for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and issuing ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share. In order for us to fund the purchase, the owner of Mandarin, F3 Capital agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL. In April 2009, F3 Capital commenced exercising the warrants in installments. As of June 30, 2009, F3 Capital had exercised 2.6 million warrants, or 10% of the total warrants. Also F3 Capital agreed to accept 7,299,270 ordinary shares at the current market price in settlement of the $10.0 million termination fee for the termination of the Titanium Explorer purchase option. We issued these shares to F3 Capital in April 2009.

In connection with the Restructure Agreement, we have executed a shareholders’ agreement with F3 Capital which shall become effective once we own 45% of the outstanding shares of Mandarin (the “Shareholders Agreement”). Pursuant to the Shareholders Agreement, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer currently under construction at DSME. The Shareholders Agreement provides for a five member board of directors for Mandarin, two of whom are to be designated by us and three of whom are to be designated by F3 Capital. The Shareholder Agreement further provides we will jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer. In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds. F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

Additionally, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608. Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital. Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. The construction oversight agreements may be terminated by either party upon 60 days’ written notice.

Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, Titanium Explorer and Hull 3608. We will be paid management fees, consisting of a fixed operating fee and participation in revenues and cash flow as defined in the agreement, for each of the drillships. The management agreements may be terminated upon 60 days written notice under certain circumstances, provided that the Company does not have any outstanding commitments or contracts to operate the drillships for customers.

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

We are party to arrangements to manage the construction and operations of two ultra-deepwater semisubmersibles. These arrangements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the management agreement, during the construction phase we will receive an annual management and overhead fee and reimbursement of defined direct costs. During the operating phase, we will be paid management fees consisting of a fixed operating fee and participation in revenues and cash flow as defined in the management agreement.

In June 2009, we were awarded a contract for the Sapphire Driller, for a drilling program in West Africa with an anticipated duration of three to six months. The contract is to commence in August 2009 following the completion of Sapphire Driller’s construction and commissioning activities in Singapore and mobilization to West Africa. Estimated revenues to be generated over the term of the contract, net of taxes are approximately $13.6 million to $23.8 million, depending upon the exercise of option periods by the customer. Additionally, the customer has signed a second contract with us for an ultra-premium jackup rig for a 2011 drilling program in West Africa with an estimated duration of 6 to 12 months. We may use any one of our four Baker Marine Pacific Class 375 jackup rigs to conduct those operations.

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

Revenue: The Emerald Driller began its initial two-year drilling contract in February 2009 and operated throughout the second quarter of 2009. In the three months ended June 30, 2009, we had revenues of approximately $22.2 million. We recognized $15.5 million of contract drilling services revenue and $1.4 million related to reimbursables. Additionally, we generated $5.3 million in revenue for construction oversight services for the three drillships and two semisubmersibles. For the six months ended June 30, 2009, we had total revenues of approximately $36.5 million. Contract drilling revenues totaled $25.3 million and reimbursable revenue was $1.8 million. Our construction oversight services generated $9.4 million in revenues for the six months ended June 30, 2009. We did not recognize any revenue in the three and six months ended June 30, 2008.

Operating Expenses: For the three months ended June 30, 2009, operating expenses were approximately $9.9 million. These expenses were primarily related to the drilling operations of the Emerald Driller of approximately $5.1 million, $4.1 million associated with our operations base in Singapore which is overseeing the construction of our rig fleet and preparing for the initial operations of the rigs and $0.7 million related to our deepwater construction oversight projects. For the six months ended June 30, 2009 we incurred total operating expenses of $15.6 million, which included $8.3 million related primarily to the Emerald Driller, $6.5 million for our Singapore operations base and $0.7 million related to our deepwater construction oversight projects. Prior to the June 2008 acquisition of OGIL, we had no operating assets or bases; accordingly, there were no comparable expenses in 2008.

General and Administrative Expenses: General and administrative expenses were approximately $4.1 million in the three months ended June 30, 2009 as compared to $2.0 million in the comparable period of 2008. For the six months ended June 30, 2009, general and administrative expenses were $7.5 million as compared to $2.7 million for the six months June 30, 2008. The increases in 2009 over comparable periods in 2008 were primarily due to the acquisition of OGIL in June 2008. Prior to the acquisition, the general and administrative expenses were limited to evaluating potential acquisitions and the administrative expenses associated with being a public company. Following the acquisition, we increased the corporate staffing to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company. The primary costs increases were in compensation expense, travel expense, professional fees, compliance expenses and insurance expense.

Depreciation Expense: Depreciation expense for the three and six months ended June 30, 2009 was $2.1 million and $3.8 million, respectively. We began depreciating the Emerald Driller in February 2009 as it began operations on its initial contract and recognized $2.0 million and $3.5 million in the three and six months ended June 30, 2009, respectively. Additionally, in 2009 we recognized depreciation expense related to our ERP software system, office related equipment and leasehold improvements.

Interest Income: Interest income for the three and six month periods ended June 30, 2009 decreased approximately $1.3 million and $3.8 million, respectively, from the comparable periods of 2008. Vantage Energy, our predecessor, completed its initial public offering of approximately $270.0 million in May 2007. These funds were held in trust and substantially all the proceeds were invested in interest bearing securities until June 2008 when they were released in connection with the OGIL acquisition. The decrease in interest income is the result of having lower cash balances available for investment in 2009 as compared to 2008.

Interest expense: For the three months ended June 30, 2009, interest expense was approximately $1.3 million and for the six months ended June 30, 2009 it was $2.1 million. The increase of interest expense is due primarily to the debt on the Emerald Driller which began operations in February 2009. Previously, all interest expense was capitalized when the rig was under construction. We did not have any debt or related interest expense in the comparable periods of 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital deficit of approximately $6.8 million. Included in current liabilities is $14.0 million in short-term debt to F3 Capital. In March 2009, F3 Capital agreed to convert the $10.0 million outstanding principal, and accrued interest of $144,000, into 10,655,865 ordinary shares priced at the average of the closing price of the preceding 5-day period. Additionally, in March 2009, F3 Capital agreed to convert a $4.0 million short-term note into 3,921,569 ordinary shares at a price equal to the closing price of our ordinary shares on March 2, 2009. The issuance of shares in settlement of both of these short-term notes payable is subject to shareholders’ approval, which we expect to receive. Adjusting for these transactions, our adjusted net working capital at June 30, 2009 was approximately $7.4 million.

As of June 30, 2009, we had approximately $4.6 million of cash available for general corporate purposes. Additionally, we have posted approximately $1.0 million cash as collateral for bid tenders and established a $14.7 million debt reserve. We believe that cash on hand and cash flow from operations are adequate to cover our overhead and operating expenses.

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

On June 5, 2009, we sold 17,769,535 ordinary shares, par value $0.001 per share, in a private placement for gross proceeds of approximately $25.7 million. The net proceeds, after offering costs, of approximately $25.0 million were used for working capital, capital expenditures and general corporate purposes. In connection with the private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

Short-term Debt: On December 22, 2008, F3 Capital made an unsecured loan (the “Loan Agreement”) to the Company in the principal amount of $10.0 million and all outstanding amounts bore interest at an annual rate of 7% to

February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for 10,655,865 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.952 per share. The issuance of the shares for settlement of amounts due under the Loan Agreement is subject to shareholder approval.

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

Long-term Debt: On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 and July 31, 2009. The credit agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company and Topaz Driller Company (each individually a “Borrower”).

As of June 30, 2009, our long-term debt was composed of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Emerald Driller term loan	$78,000	$80,000
Emerald Driller top-up loan	9,468	—
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	80,000	49,000

	177,468	139,000
Less current maturities of long-term debt	(19,410)	(6,000)

Long-term debt	$158,058	$133,000

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after June 30, 2017. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. The top-up loan will be repaid in full, in equal quarterly installments, during the initial drilling contract period. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding top-up loan, second to the outstanding term loan and third to any outstanding revolving loan. As of June 30, 2009, we had $14.7 million is escrow to fund future debt service.

On July 31, 2009, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”). As a result of the lapse of the lenders’ obligation to syndicate the commitments under the First Amendment, we need to arrange alternative financing for the Aquamarine Driller and the Topaz Driller. In order to facilitate the alternative financing, the lenders agreed to release their liens on the construction contracts for these jackup rigs in connection with the closing of the alternative financing. The Second Amendment also enables us to manage, operate and procure financing for these jackup rigs, and any rigs, vessels, or other assets acquired by us after the effective date of the Second Amendment. The lenders also agreed to release certain funds from the debt service reserve account relating to the Sapphire Driller, on the condition that such amount be repaid upon the earlier of August 24, 2009, or our receipt of proceeds from a financing transaction. The Second Amendment requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Second Amendment. The Second Amendment contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants at June 30, 2009.

The interest rate for each of the credit facilities is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the Guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.0% and were effective as of June 30, 2009. Our remaining borrowings under the Second Amendment are currently bearing interest at floating rates of LIBOR plus 3.5% to 5.5%.

In order to accommodate the restrictions placed on us by the First Amendment and Second Amendment, the shipyard agreed to defer all significant shipyard payments on the Aquamarine Driller until delivery and the Topaz Driller until December 31, 2009.

Additionally, we have negotiated a term sheet with the shipyard for the post delivery financing for the Topaz Driller in the form of a 12% two-year amortizing note, subject to final documentation. We believe that all such forbearance by the shipyard is dependent upon our good faith effort to raise alternative sources of funding. Accordingly, we have on-going discussions with alternative sources of funding which are generally more expensive than the Second Amendment. While our discussion with these alternative sources of funding have indicated that funding is available, although on more expensive terms, there can be no assurances that adequate funding will be available or available on acceptable terms. In the event that we do not complete alternative sources of funding for the Aquamarine Driller and the Topaz Driller, and the shipyard elects not to continue its forbearance, the shipyard could choose to retain possession of and/or sell the rigs.

Mandarin Drilling Corporation, Joint Ownership Company Obligations. Under the terms of the Restructure Agreement, F3 Capital is responsible for all remaining shipyard payments prior to delivery of the drillship Platinum Explorer. At delivery, expected in the fourth quarter of 2010, the final shipyard payment of approximately $504.0 million will be payable. Additionally, Mandarin will incur approximately $90.0 million of additional development costs consisting primarily of spare equipment and shipyard oversight costs. These costs should be primarily incurred during 2010, however, some equipment providers may require deposits when equipment is ordered or as work product is developed. F3 Capital and the Company have agreed to jointly seek financing necessary to fund the final shipyard installment payment for the Platinum Explorer. In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds. We have had discussions with potential lenders which indicate that funding can be raised for all or a substantial portion of the remaining shipyard obligation and development costs. However, there can be no assurances that adequate debt or equity financing will be available or available on acceptable terms.

Contingent Obligations. We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of June 30, 2009, we are not aware of any litigation, claims or disputes, whether asserted or unasserted.

As of June 30, 2009, we had approximately $226.1 million of shipyard commitments related to the construction contracts for our two remaining Baker Marine Pacific Class 375 jackups. Additionally, we have made approximately $20.8 million of commitments for the purchase of critical spares, design modifications, inventory and third-party training for all rigs, construction projects and operations.

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

Property and Equipment: Consists of the value of the Emerald Driller which was placed into service in February 2009 and is being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis. Also included are furniture and fixtures and computer equipment, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software as accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs under construction are included in Property and Equipment.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

        Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during the three and six months ended June 30, 2009 totaled approximately $4.1 million and $7.8 million, respectively. Total interest costs capitalized during the three and six months ended June 30, 2008 totaled approximately $54,000.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed in SFAS No. 123(R), Share-Based Payment. Under this method, we value the restricted share grants based on the market price of our ordinary shares on the date of grant and calculate the fair value attributable to share options based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period required to vest the share options and share grants. We recognized approximately $1.1 million of share-based compensation expense, net of capitalized amounts of approximately $86,000 in the three months ended June 30, 2009. For the six months ended June 30, 2009, we recognized $2.2 million of share-based compensation expense, net of capitalized amounts of $164,000. We recognized approximately $184,000 of share-based compensation in the three and six month periods ended June 30, 2008.

New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 165, Subsequent Events, which establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS No. 165 effective April 1, 2009, with no material impact on our consolidated financial statements. Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. This statement is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009 and early application is not permitted. We will adopt this statement effective January 1, 2010 and we are currently assessing the impact of SFAS No. 166 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46 (R) (“FIN 46 (R)”), Consolidation of Variable Interest Entities. SFAS No. 167 amends FIN 46 (R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. SFAS No. 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. We will adopt this statement effective January 1, 2010 and we are currently assessing the impact of SFAS No. 167 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard s Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under SFAS No. 168, the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

Interest Rate Risk: At June 30, 2009, we had $177.5 million of variable rate debt outstanding related to our jackup rig construction program. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 3.5% to 5.5%. On March 31, 2009 we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.0%. Our remaining borrowings under Amended Credit Agreement are currently bearing interest on a floating rate of LIBOR plus 5%. Based upon the June 30, 2009 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in annual interest expense of approximately $900,000.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. As our first rig began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At June 30, 2009 we did not have any open foreign exchange derivative contracts.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2008 Annual Report and the Form 10-Q for the period ended March 31, 2009 except as follows:

Risks Related to Our Business

We have incurred substantial, and may incur additional, amounts of debt that may limit the cash flow available for operations and place us at a competitive disadvantage.

As of June 30, 2009, we had total outstanding long-term debt of approximately $177.5 million. We may incur additional indebtedness to fund working capital or other needs in the near term. Our debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences to you and your investment in our ordinary shares. For example, our level of indebtedness and the terms of the debt agreements may:

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

Failure to obtain deliveries of the drilling units may have a material and adverse effect on our business.

At this time only two of our jackup rigs have been delivered to us and only one is operational. Our other jackup rigs, the Aquamarine Driller and Topaz Driller, may not be completed, completed in a timely manner, delivered to us or acceptable to our customers. We may not be able to secure any drilling contracts for the Aquamarine Driller and Topaz Driller now or in the future. Any failure to obtain drilling contracts for any or all of the rigs may have a material and adverse effect on our results of operations and viability as a business.

Although we have secured drilling and/or management contracts for the Platinum Explorer, the Titanium Explorer and a semisubmersible, these units may not be completed, completed in a timely manner, delivered to us upon completion of construction or acceptable to our customers. If we are unable to deliver these drilling units we will have to find replacement units that are acceptable to our customers. If we are unable to deliver these units or acceptable replacements, our business, financial condition, results of operations and future prospects will be materially adversely affected.

Our financial condition may be adversely affected if we are unable to identify and complete future acquisitions, fail to successfully integrate acquired assets or businesses we acquire, or are unable to obtain financing for acquisitions on acceptable terms.

The acquisition of assets or businesses that we believe to be complementary to our drilling operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and that any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our ordinary shares. Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on favorable terms. If we raise additional capital by issuing additional equity securities, existing shareholders may be diluted. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and may increase our cost of capital.

During the second half of 2008 and continuing in 2009, the financial markets experienced extreme volatility. Disruptions, uncertainty or volatility in the financial markets may limit our access to capital. In December 2008, we entered into an amendment to our credit facility that made $259.2 million of the facility subject to syndication to other financial institutions. As a result our lenders were not able to fulfill the remaining commitments under our credit facility and we will need to seek additional financing in order to complete our jackup rig construction program. The availability of additional financing will depend on a variety of factors including market and general economic conditions, the availability of capital, and the possibility that investors could develop a negative perception of our long or short term prospects. If we are not able to successfully obtain additional financing on favorable terms, or at all, or arrange a forbearance with the shipyard by the delivery date of the Aquamarine Driller and Topaz Driller, the shipyard could choose to retain possession and/or sell the rigs.

Risks Related to Our Ordinary Shares

Because F3 Capital holds a significant interest in us, the influence of our public shareholders over significant corporate actions will be limited.

As of July 31, 2009, F3 Capital beneficially owns approximately 58.6% of our issued and outstanding ordinary shares, including ordinary shares that may be acquired upon exercise of currently exercisable warrants and ordinary shares issuable, subject to shareholder approval at our upcoming extraordinary meeting of shareholders, under certain convertible notes held by F3 Capital. F3 Capital is owned by one of our directors. Under Cayman Islands law and our organizational documents, the holder of a majority of our outstanding ordinary shares may elect all of our directors at our annual meeting. In addition, the holder of a majority of our outstanding shares may, at any time, execute a consent to remove our directors and replace them with its nominee. Accordingly, F3 Capital has the ability to control all matters that might be submitted to our shareholders for a vote, including matters such as the election of our directors, control over our business, policies and affairs.

Our related party transactions with F3 Capital and its affiliates may cause conflicts of interests that may adversely affect our ability to operate our business.

We have entered into and may, in the future, enter into various transactions and agreements with F3 Capital and its affiliates. We believe that the transactions and agreements that we have entered into with F3 Capital are on terms that are at least as favorable to us as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and F3 Capital or its affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us, our shareholders and F3 Capital and its affiliates. In resolving these conflicts of interest, F3 Capital may favor its own interest and the interests of its affiliates over the interests of our shareholders. These conflicts include, among others, the following:

•	F3 Capital has no fiduciary duty to make decisions in the best interest of us and our shareholders;

•	F3 Capital is entitled to vote its ordinary shares in accordance with its own interest, which may be contrary to the interests of other shareholders; and

•	F3 Capital and its other affiliates are not limited in their ability to compete with us and are not obligated to offer us business opportunities or to offer to sell additional assets to us.

Our historic stock price has been volatile and the future market price for our ordinary shares could continue to be volatile.

The public market for our ordinary shares has historically been volatile. Any future market price for our shares is likely to continue to be volatile. Since June 30, 2008, our ordinary shares have traded at prices as low as $0.60 per share and as high as $8.77 per share. This price volatility may make it more difficult for you to sell your ordinary shares when you want and/or at prices you find attractive. We do not know of any one particular factor that has caused the volatility in our share price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our share price, regardless of our operating performance. A decline in the market price of our ordinary shares could cause you to lose some or all of your investment in us.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands, and substantially all of our assets are, and will continue to be, located outside the United States. In addition, some of our directors and executive officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of, their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or executive officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Law (2007 Revision) (as the same may be supplemented or amended from time to time, the “Companies Law”), and the common law of the Cayman Islands. The rights of shareholders to take action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law. Decisions of the Privy Council (which is the final Court of Appeal for British Overseas Territories such as the Cayman Islands and certain other British Commonwealth jurisdictions) are binding on the lower courts of the Cayman Islands. Decisions of the English courts, and particularly the House of Lords and the Court of Appeal, are generally persuasive authority, but are not binding on the courts of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The Cayman Islands courts are also unlikely to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. federal securities laws that are penal in nature.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. While there is no binding authority on the point, this is likely to include, in certain circumstances, a non-penal judgment of a U.S. Court imposing a monetary award based on the civil liability provisions of the U.S. federal securities laws. The Grand Court of the Cayman Islands (the highest appellate court in the Cayman Islands) may stay proceedings if concurrent proceedings are being brought elsewhere.

Certain differences in corporate law in the Cayman Islands and the United States could discourage or prevent our acquisition.

Cayman Islands companies are governed by, among others laws, the Companies Law. The Companies Law is modeled on English law but does not follow recent English law statutory enactments, and differs from laws applicable to United States corporations and their shareholders. Set forth below is a summary of some significant differences between the provisions of the Companies Law applicable to us and the laws applicable to companies incorporated in the United States and their shareholders.

Mergers and Similar Arrangements. In certain circumstances, the Companies Law allows for mergers or consolidations between two Cayman Islands companies, or between a Cayman Islands company and a company incorporated in another jurisdiction (provided that it is facilitated by the laws of that other jurisdiction). Moreover, Cayman Islands law also has separate statutory provisions that facilitate the reconstruction and amalgamation of companies in certain circumstances, commonly referred to in the Cayman Islands as a “scheme of arrangement” that facilitate a transaction which may be tantamount to a merger, reconstructions or amalgamations. Schemes of arrangement will generally be more suited for complex mergers or other transactions involving widely held companies. In the event that these statutory provisions are used (which are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States), the arrangement in question must be approved by a majority in number of each class of shareholders and creditors with whom the arrangement is to be made and who must, in addition, represent three-fourths in value of each such class of shareholders or creditors, as the case may be, that are present and voting either in person or by proxy at a meeting, or meeting summoned for that purpose. The convening of the meetings and subsequently the terms of the arrangement must be sanctioned by the Grand Court of the Cayman Islands. While a dissenting shareholder would have the right to express to the court the view that the transaction ought not be approved, the court can be expected to approve the arrangement if it satisfies itself that:

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

Also, when a takeover offer is made and accepted by holders of 90% of the shares to whom the offer is made within four months, the offeror may, within a two-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

If a scheme of arrangement or takeover offer is approved as described above, any dissenting shareholders would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of United States corporations, providing rights to receive payment in cash for the judicially determined value of the shares.

Further, transactions similar to a merger, reconstruction and/or an amalgamation may in some circumstances be achieved through means other than these statutory provisions, such as a share capital exchange, an asset acquisition or control, or through contractual arrangements.

Shareholders’ Suits. Our Cayman Islands counsel is not aware of any reported class action having been successfully brought in a Cayman Islands court. However, derivative actions have been brought in the Cayman Islands, and the Cayman Islands courts have confirmed their availability. In principle, we will normally be the proper plaintiff and a claim against us (for example) or our officers or directors may not be brought by a shareholder. Exceptions to the foregoing principle may apply in circumstances where:

•	we are acting or proposing to act illegally or beyond the scope of our authority;

•	the act complained of, although not beyond the scope of our authority, could be effected if duly authorized by more than the number of votes which have actually been obtained; or

•	the alleged wrongdoers are in control of us and there is a prima facie case against them and/or are otherwise perpetrating a “fraud on the majority.”

A shareholder may have a direct right of action against us where the individual rights of that shareholder have been infringed or are about to be infringed.

Holders of our ordinary shares may have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.

Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

•	is given by a foreign court of competent jurisdiction;

•	imposes on the judgment debtor a liability to pay a liquidated sum (or in certain limited circumstances, orders that the defendant do or refrain from doing a certain thing);

•	is final;

•	is not in respect of taxes, a fine or a penalty; and

•	was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

While there is no binding judicial authority on the point, it is likely that this would include a non-penal judgment of a U.S. court imposing a monetary award based on the civil liability provisions of the U.S. federal securities laws (provided the above conditions were also satisfied).

Item 6.	Exhibits

Exhibit No.	Description
4.1	Registration Rights Agreement dated June 5, 2009 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 5, 2009).

4.2	Warrant to Purchase Ordinary Shares dated June 5, 2009 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 5, 2009)

10.1	Securities Purchase Agreement dated June 5, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 5, 2009)

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
Date: August 7, 2009		(Principal Financial and Accounting Officer)