Form 10-Q
period 2009-09-30
Vantage Drilling CO
filed 2009-11-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of Vantage Drilling Company’s ordinary shares outstanding as of November 4, 2009 is 182,064,555.

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

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the SEC, which may be obtained by contacting us or the SEC. These filings are also available through our website at http://www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov. The contents of our website are not part of this Quarterly Report.

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,670	$16,557
Restricted cash	24,916	1,700
Trade receivables	20,976	3,186
Inventory	12,189	—
Prepaid expenses and other current assets	2,225	2,077

Total current assets	100,976	23,520

Property and equipment
Property and equipment	759,617	631,008
Accumulated depreciation	(7,034)	(112)

Property and equipment, net	752,583	630,896

Other assets
Investment in joint venture	101,891	—
Other assets	23,730	10,867

Total other assets	125,621	10,867

Total assets	$979,180	$665,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,347	$3,827
Accrued liabilities	17,784	14,766
Short-term debt	14,152	11,239
Current maturities of long-term debt	17,216	6,000

Total current liabilities	62,499	35,832

Long–term debt	250,373	133,000
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 1,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 179,565 and 75,708 shares issued and outstanding	180	76
Additional paid-in capital	699,605	542,331
Accumulated deficit	(32,843)	(45,956)
Accumulated other comprehensive loss	(634)	—

Total shareholders’ equity	666,308	496,451

Total liabilities and shareholders’ equity	$979,180	$665,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues
Contract drilling services	$21,644	$—
Management fees	5,688	—
Reimbursables	9,114	—

Total revenues	36,446	—

Operating costs and expenses
Operating costs	19,967	1,997
General and administrative	3,650	3,413
Depreciation	3,165	11

Total operating expenses	26,782	5,421

Income (loss) from operations	9,664	(5,421)
Other income (expense)
Interest income	4	257
Interest expense	(1,945)	—
Other income	143	—

Total other income (expense)	(1,798)	257

Income (loss) before income taxes	7,866	(5,164)
Income tax provision (benefit)	1,063	(613)

Net income (loss)	$6,803	$(4,551)

Earnings (loss) per share
Basic	$0.05	$(0.06)
Diluted	$0.05	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues
Contract drilling services	$46,937	$—
Management fees	15,129	—
Reimbursables	10,869	—

Total revenues	72,935	—

Operating costs and expenses
Operating costs	35,550	2,243
General and administrative	11,140	5,863
Depreciation	6,923	23

Total operating expenses	53,613	8,129

Income (loss) from operations	19,322	(8,129)
Other income (expense)
Interest income	13	4,089
Interest expense	(4,004)	—
Other income	316	—

Total other income (expense)	(3,675)	4,089

Income (loss) before income taxes	15,647	(4,040)
Income tax provision (benefit)	2,534	(130)

Net income (loss)	$13,113	$(3,910)

Earnings (loss) per share
Basic	$0.13	$(0.07)
Diluted	$0.13	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,113	$(3,910)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	6,923	23
Amortization of debt financing costs	872	257
Share-based compensation expense	3,636	1,286
Accretion of long-term debt	373	—
Deferred income tax expense (benefit)	83	(1,520)
Changes in operating assets and liabilities:
Restricted cash	(23,216)	(1,100)
Trade receivables	(17,791)	—
Inventory	(12,190)	—
Prepaid expenses and other current assets	(147)	(710)
Other assets	(412)	—
Accounts payable	9,520	1,964
Accrued liabilities	12,384	1,274
Short-term debt	760	—

Net cash used in operating activities	(6,092)	(2,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	—	(213,397)
Additions to property and equipment	(200,102)	(108,436)
Investment in joint venture	(104,001)	—
Deferred acquisition costs	—	757
Restricted cash held in trust account	—	273,109

Net cash used in investing activities	(304,103)	(47,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreements	141,821	79,000
Repayment of long-term debt	(13,605)	—
Proceeds from issuance of ordinary shares in private placement, net	24,953	—
Proceeds from issuance of ordinary shares in public offering, net	80,291	—
Proceeds from warrant exercise in connection with joint venture	104,100	—
Proceeds from short-term notes payable-shareholders	4,000	—
Repayment of short-term debt	(1,848)	—
Debt issuance costs	(5,404)	(8,533)
Advances from stockholders of OGIL	—	3,300
Repayments of advances from stockholders of OGIL	—	(3,300)
Repayment of deferred underwriters fee	—	(8,280)

Net cash provided by financing activities	334,308	62,187

Net increase in cash and cash equivalents	24,113	11,784
Cash and cash equivalents—beginning of period	16,557	1,263

Cash and cash equivalents—end of period	$40,670	$13,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$11,776	$—
Interest capitalized (non-cash)	(15,146)	(1,712)
Taxes	1,851	1,750
Non-cash investing and financing transactions:
Issuance of ordinary shares for performance deposit	$8,000	$—
Issuance of ordinary shares for termination of purchase option	10,000	—
Adjustment to consideration for fair value of warrants	73,602	—
Increase (decrease) in ordinary shares, subject to possible redemption	—	(79,287)
Issuance of ordinary shares and warrants for acquisition	—	(275,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company (“we,” “our,” “us,” “Vantage Drilling” or the “Company”), organized under the laws of the Cayman Islands on November 14, 2007, and is a holding corporation with no significant operations or assets other than its interests in its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), a Delaware corporation, and Offshore Group Investment Limited (“OGIL”), a Cayman Islands corporation. On June 12, 2008, Vantage Drilling completed its business combination with Vantage Energy and OGIL pursuant to a share purchase agreement (the “Purchase Agreement”).

On June 12, 2008, we entered into a $440.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders to finance the construction and delivery of four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement was amended on December 22, 2008 to make $259.2 million of the lenders’ commitments and obligations subject to syndication to other financial institutions prior to June 30, 2009 (the “First Amendment”). The lenders did not syndicate any of the remaining commitments to other financial institutions allowing the obligation to lend to lapse and the remaining commitments to remain unfunded.

As a result of the restrictions under the Credit Agreement, on June 5, 2009 we sold approximately 17.8 million ordinary shares in a private placement for proceeds, net of placement agent fees and expenses, of approximately $25.0 million. The proceeds were used to procure equipment and services necessary to commence operation of the Sapphire Driller, mobilize the rig to its first well location and general corporate purposes. On June 10, 2009 we accepted delivery of the Sapphire Driller and funded the final shipyard payment of $31.0 million with the remaining balance available under the Credit Agreement. We mobilized the Sapphire Driller to West Africa where it commenced operations on August 21, 2009.

On July 31, 2009, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”). As a result of the lapse of the lenders’ obligation to syndicate the commitments under the First Amendment, we needed to arrange alternative financing for the Aquamarine Driller and the Topaz Driller. In order to facilitate the alternative financing, the lenders released their lien on the construction contract for the Aquamarine Driller in connection with the closing of the alternative financing for the Aquamarine Driller and will release their lien on the construction contract for the Topaz Driller in connection with the closing of the alternative financing for the Topaz Driller. The Second Amendment requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Second Amendment and limits the amount of capital expenditures that we can make during any fiscal year for these two rigs. Additionally, the Second Amendment modified our financial reporting obligations, modified the dates as of which certain financial covenants become effective, increased the interest rate by an additional 0.50% and provided for the payment of additional fees to the lenders.

In order to accommodate the restrictions placed on us by the First Amendment and Second Amendment, the builder agreed to defer all significant installment payments on the Aquamarine Driller and Topaz Driller until delivery of the rigs. Furthermore, the builder agreed that we could defer the delivery of the Topaz Driller until December 31, 2009. We have negotiated a term sheet with the builder to provide post-delivery financing for the Topaz Driller in the form of a 12% two-year amortizing note, subject to final documentation. We believe that all such forbearance by the builder is dependent upon our good faith effort to obtain alternative sources of funding.

In connection with our efforts to obtain alternative sources of financing, on September 1, 2009 we completed a public offering of 48.4 million ordinary shares for proceeds, net of offering costs and underwriters discount, of approximately $70.4 million. On September 9, 2009, the underwriters exercised their overallotment option pursuant to which we sold an additional 6.7 million shares for proceeds, net of offering costs and underwriters’ discount, of approximately $9.9 million.

In September 2009, one of our wholly-owned subsidiaries consummated a term loan facility with a lender for $100.0 million (the “Aquamarine Term Loan”). We accepted delivery of the Aquamarine Driller on September 2, 2009 and made the final installment payment of approximately $111.4 million from the proceeds of the public offering and the Aquamarine Term Loan. In connection with the acceptance of the Aquamarine Driller and the funding of the Aquamarine Term Loan, the lenders under the Credit Agreement released all liens and collateral associated with the Aquamarine Driller.

We continue to evaluate alternative sources of funding to replace the builder’s commitment for the Topaz Driller’s post-delivery financing. The builder’s commitment for financing includes a two year amortization schedule which, based on (i) the current market for the contracting of the Topaz Driller, (ii) the restrictions on cash flow from the Emerald Driller and Sapphire Driller, pursuant to the Credit Agreement, (iii) the restrictions on cash flow from the Aquamarine Driller, pursuant to the Aquamarine Term Loan and (iv) cash currently available for general corporate purposes, would likely result in future

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidity shortfalls unless such debt was refinanced subsequently. Our review of financing alternatives leads us to believe that alternative funding is available on terms that will provide us with sufficient future liquidity. However, there can be no assurances that adequate funding will be available or available on acceptable terms as anticipated currently. In the event that we do not complete an alternative funding transaction for the Topaz Driller or complete the builder financing, and the builder elects not to continue its forbearance, the builder could choose to retain possession of and/or sell the rig.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Vantage Drilling and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Vantage Drilling completed its business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”). In accordance with U.S. GAAP, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination. Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash: Consists of cash and cash equivalents established as debt reserves and posted as collateral for bid tenders.

Property and Equipment: Consists of the values of the Emerald Driller and the Sapphire Driller which were placed into service during 2009 and are being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis. Also included are furniture and fixtures and computer equipment, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs under construction are included in Property and Equipment.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during the three and nine months ended September 30, 2009 were approximately $7.3 million and $15.1 million, respectively. Total interest costs capitalized during the three and nine months ended September 30, 2008 were approximately $1.7 million for each period.

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

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Weighted average ordinary shares outstanding for basic EPS	132,268	76,083	102,766	56,254
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	132,268	76,083	102,766	56,254

The calculation of diluted weighted average shares outstanding excludes 48.5 million and 7.9 million ordinary shares for the three months ended September 30, 2009 and 2008, respectively and 48.5 million and 11.7 million ordinary shares for the nine months ended September 30, 2009 and 2008, respectively, issuable pursuant to outstanding warrants or share options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and restricted cash. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposits.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.2 million of share-based compensation expense, net of capitalized amounts of approximately $86,000 in the three months ended September 30, 2009. For the nine months ended September 30, 2009, we recognized $3.4 million of share-based compensation expense, net of capitalized amounts of $250,000. We recognized approximately $1.1 million and $1.3 million of share-based compensation, net of capitalized amounts, in the three and nine month periods ended September 30, 2008, respectively.

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

Derivative Financial Instruments: We use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes.

All derivatives are recorded on our consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with U.S. GAAP. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. Our assessment for hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards No. 168), “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” The ASC has become the single, official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. As the ASC does not change or alter existing U.S. GAAP, it will not have an impact on our financial position, results of operations or cash flows.

3. Acquisitions

Restructuring of Purchase Agreement for Platinum Explorer and Option for the Titanium Explorer

Our initial strategic plan anticipated that we would raise capital to support the development of the Platinum Explorer and Titanium Explorer drillships in the form of additional equity and debt financings. The purchase agreement for the Platinum Explorer was for total consideration of $676.0 million and an option to acquire the Titanium Explorer for $695.0 million. The Platinum Explorer purchase agreement and the Titanium Explorer option (if exercised) required us to make installment payments of $194.8 million in September 2008 and $208.5 million in November 2008, respectively. Additionally, the Titanium Explorer option contained a $10.0 million termination fee if we did not exercise the option. We pursued both debt and equity financings to fund these payment obligations, however, as a result of extreme contraction of banking and capital markets resulting from the global financial crises, we were unable to obtain sufficient debt or equity capital on acceptable terms. In September 2008, we made a partial payment of $32.0 million on the Platinum Explorer purchase obligation and began to negotiate a restructuring of the remaining obligations.

In November 2008, we entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and Titanium Explorer. Pursuant to the Restructure Agreement, we acquired forty-five percent (45%) of Mandarin Drilling Corporation (“Mandarin”), the owner of the Platinum Explorer for cash consideration of $189.8 million ($149.8 million after deducting the $32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and the issuance of ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share. In order for us to fund the purchase, F3 Capital, the owner of Mandarin, agreed to exercise 25 million outstanding warrants which it received as partial consideration for our acquisition of OGIL. In April 2009, F3 Capital commenced exercising the warrants in installments. As of September 30, 2009, F3 Capital had exercised 17.4 million warrants, or 69.4% of the total warrants. We did not exercise the option to purchase the Titanium Explorer. F3 Capital agreed to accept 7,299,270 ordinary shares at market price in settlement of the $10.0 million termination fee for the termination of the Titanium Explorer purchase option. We issued these shares to F3 Capital in April 2009.

The Platinum Explorer is being constructed pursuant to an agreement between Mandarin and Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”). As consideration for the Restructure Agreement, F3 Capital is obligated to make the remaining pre-delivery shipyard milestone payments to DSME. The estimated dates of the achievement of these milestones were April 2009 and May 2009. F3 Capital has informed us that these payments have not been made because DSME has granted deferrals for the payment of these milestone amounts due. However, we have not been able to independently verify the terms of these deferrals. The shipyard payment due upon delivery of the Platinum Explorer is approximately $504.0 million of which, pursuant to the Shareholders Agreement described below, we are responsible for providing financing or credit support in respect to our ownership percentage.

Prior to the Restructure Agreement, we had accounted for the costs associated with the Platinum Explorer, including allocated value per the initial OGIL acquisition, as assets under construction. With the termination of the Platinum Explorer purchase agreement and pursuant to applicable accounting rules, we now account for our ownership interest in Mandarin as an investment in a joint venture. The fair value of the consideration, both monetary and nonmonetary, given for our interest in Mandarin will be recorded as our investment in Mandarin and will be evaluated for impairment on an annual basis or upon a significant change in the financial condition of Mandarin.

In connection with the Restructure Agreement, we executed the Shareholders’ Agreement with F3 Capital, pursuant to which, we agreed to jointly promote and develop the business of Mandarin, such business being the ownership, construction, operation and management of the Platinum Explorer. The Shareholder Agreement further provides we will jointly obtain financing necessary to fund the final shipyard installment payment for the Platinum Explorer and additional development

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs associated with the preparing the Platinum Explorer for service. These additional development costs include management oversight, spare parts and equipment, commissioning expenses and crew costs totaling an estimated $120.0 million In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds. F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer.

Additionally, we entered into construction oversight agreements and management agreements with Mandarin, Valencia Drilling Company, owner of the Titanium Explorer, and North Pole Drilling Company, owner of drillship Hull 3608. Valencia Drilling Company and North Pole Drilling Company are each affiliates of F3 Capital. Pursuant to the construction oversight agreements, we will oversee and manage the construction of the Platinum Explorer, Titanium Explorer and Hull 3608 for an annual fee per drillship for each year, subject to proration based on the number of months that a drillship is under construction during any year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. The construction oversight agreements may be terminated by either party upon 60 days’ written notice under certain circumstances.

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

Semisubmersible Management Agreements

We are party to arrangements to manage the construction and operations of two ultra-deepwater semisubmersibles. These arrangements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. The rigs are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the arrangement, during the construction phase we will receive an annual management and overhead fee and reimbursement of defined direct costs. During the operating phase, we will be paid management fees consisting of a fixed operating fee and participation in revenues and cash flow of each semisubmersible.

4. Debt

Short-term Debt

On December 22, 2008, F3 Capital made an unsecured loan (the “Loan Agreement”) to the Company in the principal amount of $10.0 million and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest owed under the Loan Agreement for 10,655,865 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.952 per share. The issuance of the ordinary shares for settlement of amounts due under the Loan Agreement is subject to shareholder approval.

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

As of September 30, 2009, we had short-term debt of approximately $152,000 related to our financing of rig insurance premiums. These notes had a 5.67% annual interest rate.

Long-term Debt

On June 12, 2008, we entered into the Credit Agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement was subsequently amended on December 22, 2008 and again on July 31, 2009, after which only the Emerald Driller and the Sapphire Driller were financed . The Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company and Sapphire Driller Company (each individually a “Borrower”). The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants of the Credit Agreement at September 30, 2009.

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after September 30, 2017. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the delivery of the relevant jackup rig. The top-up loan will be repaid in full, in equal quarterly installments, during the initial drilling contract period. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding top-up loan, second to the outstanding term loan and third to any outstanding revolving loan. As of September 30, 2009, we had $7.8 million is escrow to fund future debt service.

The interest rate for each loan under the Credit Agreement is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. Each loan is secured by a lien on substantially all of the assets of the Borrowers and the guarantors, including all of the equity interests of certain of our subsidiaries whose jurisdiction or organization is the Cayman Islands, and all of our equity interests in Vantage Energy, but excluding all our equity interests in its subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps with an aggregate notional value of $90.8 million, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings for the Emerald Driller. We did not recognize any hedge ineffectiveness in income during the three months ended September 30, 2009 related to these interest rate swaps. At September 30, 2009, the interest rate swaps represented a liability of $634,000, which is included in current accrued liabilities in our consolidated balance sheet, with a corresponding increase in other comprehensive loss. Our remaining borrowings under the Second Amendment are currently bearing interest at floating rates of LIBOR plus 3.5% to 5.5%.

In September 2009, a wholly-owned subsidiary entered into the Aquamarine Term Loan with a lender for $100.0 million. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements.

As of September 30, 2009, our long-term debt was composed of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$76,000	$80,000
Emerald Driller top-up loan	1,216	—
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	80,000	49,000
Aquamarine Term Loan	100,373	—

	267,589	139,000
Less current maturities of long-term debt	(17,216)	(6,000)

Long-term debt	$250,373	$133,000

5. Shareholders’ Equity

Ordinary Shares

On January 9, 2009, we sold 5,517,241 of the Company’s ordinary shares, par value $.001 per share to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used primarily to fund our portion of the collateral for a performance bond for the Platinum Explorer. No commission or similar remuneration was paid in connection with the sale.

In connection with the restructuring of the outstanding obligations for the Platinum Explorer and Titanium Explorer, F3 Capital agreed to accept ordinary shares at the current market price for the $10.0 million termination fee of the Titanium Explorer purchase option. In April 2009, we issued 7,299,270 ordinary shares in settlement of this liability.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 1, 2009, we sold 48,387,000 ordinary shares in a public offering at $1.55 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $70.4 million, along with the proceeds from the Aquamarine Term Loan discussed previously, were used to fund the final construction payment for the Aquamarine Driller, purchase spare parts and inventory and for working capital and general corporate purposes. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 6,742,050 additional ordinary shares on September 9, 2009. The net proceeds, after underwriter’s discount and commissions, of $9.9 million will be used for working capital and general corporate purposes.

During 2009, we granted 1,586,000 restricted shares to officers and employees under our 2007 Long-Term Incentive Plan (the “LTIP”). These restricted share awards vest ratably over four years and are amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $1.6 million based on share prices ranging from $0.99 to $1.90 per share. In the nine months ended September 30, 2009, we issued 416,128 ordinary shares pursuant to vesting of previously granted LTIP stock awards.

Warrants

Pursuant to the purchase agreement for OGIL, we issued 25.0 million warrants to F3 Capital to purchase one ordinary share at an exercise price of $6.00 per share. These warrants expire on May 24, 2011. As discussed previously, in April 2009, F3 Capital commenced exercising these warrants in installments in connection with the restructuring of the outstanding obligations for the Platinum Explorer . As of September 30, 2009, we had issued 17.4 million ordinary shares in connection with the exercise of these warrants.

6. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of September 30, 2009, F3 Capital has asserted a dispute with us, as more fully described below.

As of September 30, 2009, we had approximately $121.8 million, including deferred interest, of shipyard commitments related to the construction contracts for the Topaz Driller. Additionally, we have made approximately $26.8 million of commitments for the purchase of spare parts, design modifications, inventory and third-party training for all rigs, construction projects and operations.

The shipyard payment due upon delivery of the Platinum Explorer is approximately $504.0 million and additional development costs including management oversight, spare parts and equipment, commissioning expenses and crew costs totaling is estimated to be $120.0 million. Pursuant to the Shareholder Agreements we are responsible for providing financing or credit support for the shipyard payment due upon delivery in respect to our ownership percentage. It is anticipated that Mandarin will issue debt to raise funds to pay substantially all of these costs. However, there can be no assurances that financing will be available or available with acceptable terms.

Furthermore, as consideration for Restructure Agreement, F3 Capital is obligated to make the remaining pre-delivery shipyard milestone payments to DSME on behalf of Mandarin. The estimated dates of the achievement of these milestones were April 2009 and May 2009. F3 Capital has informed us that these payments have not been made because DSME has granted deferrals to Mandarin for the payment of these milestone amounts due. However, we have not been able to independently verify these deferrals. There can be no assurance that additional financing will be available to us or available on acceptable terms to fund the Mandarin commitments. There can be no assurance that F3 Capital will pay the milestone payment to DSME when due on behalf of Mandarin as promised.

In connection with our public offering consummated on September 1, 2009, F3 Capital has asserted that it should be entitled to certain benefits from the Company and has delivered a written demand for such benefits. The Company disputes that F3 Capital is entitled to such benefits and is in discussions with F3 Capital to resolve the dispute.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Drilling equipment	$437,846	$—
Assets under construction	318,539	628,653
Leasehold improvements	492	220
Office and technology equipment	2,740	2,135

	759,617	631,008
Accumulated depreciation	(7,034)	(112)

Property and equipment, net	$752,583	$630,896

We capitalize interest costs on the rigs under construction. During the nine months ended September 30, 2009, we capitalized approximately $15.1 million of interest costs. We capitalized approximately $1.7 million in interest in the nine months ended September 30, 2008.

Other Assets

Other assets consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Deferred financing costs, net	$12,553	$8,020
Performance bond collateral	8,000	—
Deferred income taxes	2,287	2,370
Deposits	890	477

	$23,730	$10,867

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)

Interest	$5,850	$971
Termination fee	—	10,000
Compensation	6,554	3,057
Deferred mobilization revenue	2,706	—
Property, service and franchise taxes	1,463	710
Income taxes payable	572	—
Other	639	28

	$17,784	$14,766

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Subsequent Events

On October 29, the Sapphire Driller, during a preload test experienced a “punch-through” incident. The incident involved one of the legs suddenly penetrating through the seafloor. The crew incurred no injuries during the incident and the Sapphire Driller is level and stable. Initial visual inspection indicates that the legs incurred minor damage to the bracings. The rig will be moved to a nearby location for a more detailed inspection and assessment of the damage and repairs. While the Sapphire Driller is idle, we will not receive the contracted dayrate from our customer. The Company maintains insurance for damage to the rig with a $5.0 million deductible and has loss of hire coverage for $100,000 per day in the event that the Sapphire Driller is out of service more than 45 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2009, and our results of operations for the three and nine months September 30, 2009 and 2008. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international drilling company focused on developing and operating a fleet of high-specification drilling rigs. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. We completed our business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”). In accordance with U.S. GAAP, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination. Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

On November 18, 2008, one of our wholly-owned subsidiaries and F3 Capital, a Cayman Islands exempted company that is wholly-owned by a director of the Company, entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) regarding the outstanding obligations for the Platinum Explorer and Titanium Explorer.

Pursuant to the terms of the Share Sale and Purchase Agreement with F3 Capital (“Restructure Agreement”), we acquired forty-five percent (45%) of Mandarin Drilling Corporation, a Marshall Islands corporation, (“Mandarin”) for payments in the aggregate of $189.75 million, of which $40.0 million had previously been paid, and the issuance by the Company of warrants to purchase up to 1.98 million of its ordinary shares, par value $.001 per share, at $2.50 per share. In order for us to fund the purchase, F3 Capital agreed to exercise the 25.0 million warrants that were issued to it in connection with the acquisition of OGIL. Upon exercise, the Company will issue 25.0 million ordinary shares and use the approximately $150.0 million of proceeds to fund the remaining cash consideration. In April 2009, F3 Capital commenced periodically exercising the warrants in installments. As of September 30, 2009, F3 Capital had exercised 17.4 million warrants, or 69% of the total warrants. Also F3 Capital agreed to accept 7,299,270 ordinary shares at the current market price in settlement of the $10.0 million termination fee for the termination of the Titanium Explorer purchase option. We issued these shares to F3 Capital in April 2009.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. The global financial crisis of late 2008 and 2009 and resulting reduction in global economic activity resulted in a decline in demand for oil and natural gas. Oil prices decreased dramatically from the record highs in excess of $140 per barrel in July 2008 through the first quarter 2009 when oil was less than $40 per barrel. Since March 2009 to the present, the price of oil has recovered to approximately $80 per barrel which we believe will stimulate increased investment by our customers in offshore drilling. However, the rate at which our customers will increase their budgets and initiate new drilling programs is still subject to the perceived volatility in the price of oil and their access to financing. The global financial crisis has significantly reduced the availability of credit to businesses in the near-term, and the longer term implications for our industry are uncertain at present.

The outlook for our remaining uncontracted jackup rig, as it approaches its initial delivery date in late 2009 will be impacted by several factors, including the increased supply of premium jackups, the geographic concentration of the newbuild jackup rigs in the markets we operate in, other newbuild operators’ desire to obtain long-term work to secure future cash flows, customers’ desire to take advantage of current market conditions to upgrade the quality of the rig fleet they contract, the timing and number of jackup rigs removed from the worldwide marketed fleet and ultimately by the level of commitment by exploration and development companies to continue drilling.

Despite the global economic downturn and the volatility in oil and natural gas prices, demand for deepwater and ultra-deepwater drillships and semisubmersible drilling units continues to remain firm. Given that deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs. We believe there are approximately 58 deepwater and ultra-

deepwater semisubmersibles and drillships currently scheduled for delivery through the end of 2011. While current day rates have declined from the record high day rates of 2008, we anticipate that demand and day rates for deepwater and ultra-deepwater units will continue to be firm; however a prolonged global economic downturn could adversely impact demand and prices for oil and natural gas and cause a decrease in day rates and utilization levels for these types of rigs.

In December 2008, we received a letter of award for a five year contract for the Platinum Explorer drillship to work offshore India, subject to certain conditions which were satisfied in January 2009. The rig is anticipated to begin operations at the end of 2010, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.1 billion in revenue, excluding revenues for mobilization and client reimbursables over the term of the contract. The contract contains operational requirements customary to the drilling industry.

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

We are party to arrangements to manage the construction and operations of two ultra-deepwater semisubmersibles. These arrangements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. The drilling units are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the management agreement, during the construction phase we will receive an annual management and overhead fee and reimbursement of defined direct costs. During the operating phase, we will be paid management fees consisting of a fixed operating fee and participation in revenues and cash flows.

In June 2009, we were awarded a contract for the Sapphire Driller, for a drilling program in West Africa with an anticipated duration of four months. The contract commenced in August 2009 following the completion of Sapphire Driller’s construction and commissioning activities in Singapore and mobilization to West Africa. Estimated revenues to be generated over the term of the contract, net of taxes are approximately $15.0 million. Additionally, the customer has signed a second contract with us for an ultra-premium jackup rig for a 2011 drilling program in West Africa with an estimated duration of 6 to 12 months. We may use any one of our four Baker Marine Pacific Class 375 jackup rigs to conduct those operations.

In September 2009, we received a drilling contract for the Sapphire Driller for a five well program in West Africa with an estimated duration of five months anticipated to commence in December 2009 following completion of the Sapphire Driller’s initial contract. The contract also has options for two additional wells. The estimated revenue over the initial term of the contract is approximately $17.3 million.

In October 2009, we signed a letter of intent for the Aquamarine Driller for a contract with an estimated duration of four months in Southeast Asia commencing in December 2009. The estimated revenue over the initial term of the proposed contract is approximately $15.9 million.

Results of Operations

Until the acquisition of OGIL, we generated non-operating income in the form of interest income on the cash held in our trust account. With the acquisition of OGIL, we established an operational base in Singapore to oversee the construction of the rigs and for operation of the rigs upon completion of construction.

Revenue: The Emerald Driller began its initial two-year drilling contract in February 2009 and operated throughout the third quarter of 2009. Additionally, the Sapphire Driller began its initial contract in late August 2009. In the three months ended September 30, 2009, we had revenues of approximately $36.4 million. We recognized $21.6 million of contract drilling services revenue and $9.1 million related to reimbursables. Additionally, we generated $5.7 million in revenue for construction oversight services for the three drillships and two semisubmersibles. For the nine months ended September 30, 2009, we had total revenues of approximately $72.9 million. Contract drilling revenues totaled $46.9 million and reimbursable revenue was $10.9 million. Our construction oversight services generated $15.1 million in revenues for the nine months ended September 30, 2009. We did not recognize any revenue in the three and nine months ended September 30, 2008.

Operating Expenses: For the three months ended September 30, 2009, operating expenses were approximately $20.0 million. These expenses were primarily related to the drilling operations of the Emerald Driller and the Sapphire Driller of approximately $8.0 million and $12.0 million associated with our operations base in Singapore which is overseeing the construction of our rig fleet and preparing for the initial operations of the rigs and activities related to our deepwater construction oversight projects. For the nine months ended September 30, 2009 we incurred total operating expenses of $35.6 million, which included $16.4 million related to the Emerald Driller and Sapphire Driller operations and $19.2 million for our Singapore operations base and our deepwater construction oversight projects. Prior to the June 2008 acquisition of OGIL, we had no operating assets or bases. For the three months and nine months ended September 30, 2008, we incurred operating expenses of $2.0 million and $2.2 million, respectively. The expenses were related to the opening of our Singapore office where our jackup rigs were being constructed.

General and Administrative Expenses: General and administrative expenses were approximately $3.7 million in the three months ended September 30, 2009 as compared to $3.4 million in the comparable period of 2008. For the nine months ended September 30, 2009, general and administrative expenses were $11.1 million as compared to $5.9 million for the nine months September 30, 2008. The increases in 2009 over comparable periods in 2008 were primarily due to the acquisition of OGIL in June 2008. Prior to the acquisition, the general and administrative expenses were limited to evaluating potential acquisitions and the administrative expenses associated with being a public company. Following the acquisition, we increased the corporate staffing to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company. The primary costs increases were in compensation expense, travel expense, professional fees, compliance expenses and insurance expense.

Depreciation Expense: Depreciation expense for the three and nine months ended September 30, 2009 was $3.2 million and $6.9 million, respectively. We began depreciating the Emerald Driller in February 2009 and the Sapphire Driller in September 2009 as both rigs began operations on their initial drilling contracts. Additionally, in 2009 we recognized depreciation expense related to our ERP software system, office related equipment and leasehold improvements. Depreciation expense for the three and nine months ended September 30, 2008 was $11,000 and $23,000, respectively, and was related primarily to office equipment and leasehold improvements.

Interest Income: Interest income for the three and nine month periods ended September 30, 2009 was approximately $4,000 and $12,600, respectively. The decrease from the comparable periods of 2008 resulted from having lower cash balances available for investment in 2009 as compared to 2008. Vantage Energy, our predecessor, completed its initial public offering of approximately $270.0 million in May 2007. These funds were held in trust and substantially all the proceeds were invested in interest bearing securities until June 2008 when they were released in connection with the OGIL acquisition.

Interest expense: For the three months ended September 30, 2009, interest expense was approximately $1.9 million and for the nine months ended September 30, 2009 it was $4.0 million. The increase of interest expense is due primarily to the debt on the Emerald Driller and the Sapphire Driller which began operations in February and August 2009, respectively. All interest expense related to the jackup rigs was capitalized while the rigs were under construction. We capitalized $7.3 million and $15.1 million of interest in the three and nine months ended September 30, 2009 as compared to $1.7 million for the comparable periods of 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of approximately $38.5 million. Included in current liabilities is $14.0 million in short-term debt to F3 Capital which F3 Capital has agreed to convert into 14,577,434 ordinary shares, subject to shareholder approval.

As of September 30, 2009, we had approximately $40.7 million of cash available for general corporate purposes. Additionally, we have established a $24.5 million debt reserve and posted approximately $450,000 cash as collateral for bid tenders, which is classified as restricted cash in our consolidated balance sheet. We believe that cash on hand and cash flow from operations are adequate to cover our overhead and operating expenses.

On January 9, 2009, we sold 5,517,241 ordinary shares to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

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

On September 1, 2009, we sold 48,387,000 ordinary shares in a public offering at $1.55 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $70.4 million, along with the proceeds from the Aquamarine Driller debt financing discussed previously, were used to fund the final construction payment for the

Aquamarine Driller, purchase spare parts and inventory and for working capital and general corporate purposes. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 6,742,050 additional ordinary shares on September 9, 2009. The net proceeds, after underwriter’s discount and commissions, of $9.9 million will be used for working capital and general corporate purposes.

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

Long-term Debt: On June 12, 2008, we entered into a $440.0 million credit agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 and July 31, 2009 under which only the Emerald Driller and the Sapphire Driller were financed . The credit agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company and Sapphire Driller Company (each individually a “Borrower”).

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after September 30, 2017. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. The top-up loan will be repaid in full, in equal quarterly installments, during the initial drilling contract period. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding top-up loan, second to the outstanding term loan and third to any outstanding revolving loan. As of September 30, 2009, we had $7.8 million is escrow to fund future debt service.

The interest rate for each of the Emerald Driller and Sapphire Driller credit facilities is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. The Credit Facilities are secured by a lien on substantially all of the assets of the Borrowers and the guarantors, including all of the equity interests of certain subsidiaries of the Company whose jurisdiction or organization is the Cayman Islands, and all of the Company’s equity interests in Vantage Energy, but excluding all of the Company’s equity interests in its subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.5% and were effective as of September 30, 2009. Our remaining borrowings under the Second Amendment are currently bearing interest at floating rates of LIBOR plus 3.5% to 5.5%.

On July 31, 2009, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). As a result of the lapse of the lenders’ obligation to syndicate the commitments under the First Amendment, we needed to arrange alternative financing for the Aquamarine Driller and the Topaz Driller. In order to facilitate the alternative financing, the lenders released their lien on the construction contract for the Aquamarine Driller in connection with the closing of the alternative financing for the Aquamarine Driller and will release their lien on the construction contract for the Topaz Driller in connection with the closing of the alternative financing for the Topaz Driller. The Second Amendment requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Second Amendment and limits the amount of capital expenditures that we can make during any fiscal year for these two rigs. Additionally, the Second Amendment modified our financial reporting obligations, modified the dates as of which certain financial covenants become effective, increased the interest rate an additional 0.50% and provided for the payment of additional fees to the lenders.

In September 2009, our wholly-owned subsidiary consummated the Aquamarine Term Loan with a lender for $100.0 million. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which increase the amount owed under the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender will hold a first priority security interest in the Aquamarine Driller and will be entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The loan agreement has a variety of covenants, including a financial covenant (debt service coverage test) at the wholly-owned subsidiary level, and administrative reporting requirements.

As of September 30, 2009, our long-term debt was composed of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$76,000	$80,000
Emerald Driller top-up loan	1,216	—
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	80,000	49,000
Aquamarine Term Loan	100,373	—

	267,589	139,000
Less current maturities of long-term debt	(17,216)	(6,000)

Long-term debt	$250,373	$133,000

As of September 30, 2009, we had approximately $121.8 million of builder commitments, including deferred interest, related to the construction contracts for the Topaz Driller. Additionally, we have made approximately $26.8 million of commitments for the purchase of spare parts, design modifications, inventory and third-party training for all rigs, construction projects and operations. The builder agreed that we could defer the delivery of the Topaz Driller until December 31, 2009. We have negotiated a term sheet with the builder to provide post delivery financing for the Topaz Driller in the form of a 12% two-year amortizing note, subject to final documentation. We continue to evaluate alternative sources of funding to replace the builder’s commitment for post-delivery financing. The builder’s commitment for financing includes a two year amortization schedule which, based on (i) current market for the contracting of the Topaz Driller, (ii) the restrictions on cash flow from the Emerald Driller and Sapphire Driller, pursuant to the Credit Agreement, (iii) restrictions on cash flow from the Aquamarine Driller, pursuant to the Aquamarine Term Loan and (iv) cash currently available for general corporate purposes, would likely result in future liquidity shortfalls unless such debt was refinanced subsequently. Our review of financing alternatives leads us to believe that alternative funding is available on terms that will provide us with sufficient future liquidity. However, there can be no assurances that adequate funding will be available or available on acceptable terms. In the event that we do not obtain alternative sources of funding for the Topaz Driller or complete the builder financing, and the builder elects not to continue its forbearance, the builder could choose to retain possession of and/or sell the rig.

Mandarin Drilling Corporation, Joint Ownership Company Obligations. Under the terms of the Restructure Agreement, F3 Capital is responsible for all remaining builder payments prior to delivery of the drillship Platinum Explorer. At delivery, expected in the fourth quarter of 2010, the final builder payment of approximately $504.0 million will be payable. Additionally, Mandarin will incur approximately $120.0 million of additional development costs consisting primarily of spare equipment and shipyard oversight costs. These costs should be primarily incurred during 2010, however, some equipment providers may require deposits when equipment is ordered or as work product is developed. F3 Capital and the Company have agreed to jointly seek financing necessary to fund the final builder installment payment for the Platinum Explorer. In connection with this financing, F3 Capital and the Company will provide credit support in relation to their respective ownership percentage in the form of guarantees or additional funds. We have had discussions with potential lenders which indicate that funding can be raised for substantially all or a substantial portion of the remaining builder obligation and development costs. However, there can be no assurances that adequate debt or equity financing will be available or available on acceptable terms.

Contingent Obligations. We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. As of September 30, 2009, F3 Capital has asserted a dispute with us, as more fully described below.

The builder payment due upon delivery of the Platinum Explorer is approximately $504.0 million and additional development costs including management oversight, spare parts and equipment, commissioning expenses and crew costs totaling is estimated to be $120.0 million. Pursuant to the Shareholder Agreement for Mandarin we are responsible for providing financing or credit support in respect to our ownership percentage. It is anticipated that Mandarin will issue debt to raise funds to pay substantially all of these costs. However, there can be no assurances that financing will be available or available with acceptable terms.

Furthermore, as consideration for Restructure Agreement, F3 Capital is obligated to make the remaining pre-delivery shipyard milestone payments to DSME on behalf of Mandarin. The estimated dates of the achievement of these milestones were April 2009 and May 2009. F3 Capital has informed us that these payments have not been made because DSME has granted deferrals to Mandarin for the payment of these milestone amounts due. However, we have not been able to independently verify these deferrals. There can be no assurance that additional financing will be available to us or available on acceptable terms to fund the Mandarin commitments. There can be no assurance that F3 Capital will pay the milestone payment to DSME when due on behalf of Mandarin as promised.

In connection with our public offering consummated on September 1, 2009, F3 Capital has asserted that it should be entitled to certain benefits from the Company and has delivered a written demand for such benefits. The Company disputes that F3 Capital is entitled to such benefits and is in discussions with F3 Capital to resolve the dispute.

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

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in Management’s Discussion and Analysis where such policies affect our reported and expected financial results.

Property and Equipment: Consists of the values of the Emerald Driller and Sapphire Driller which were placed into service during 2009 and are being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis. Also included are furniture and fixtures and computer equipment, depreciated upon placement in service over their estimated useful lives ranging from three to seven years on a straight-line basis and capitalized costs for computer software. Additionally, the fair market values as of the date of the Acquisition, and subsequent expenditures for the jackup rigs under construction are included in Property and Equipment.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Capitalized Interest Costs: Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized during the three and nine months ended September 30, 2009 were approximately $7.3 million and $15.1 million, respectively. Total interest costs capitalized during the three and nine months ended September 30, 2008 were approximately $1,659,000 and $1,712,000, respectively.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.2 million of share-based compensation expense, net of capitalized amounts of approximately $86,000 in the three months ended September 30, 2009.

For the nine months ended September 30, 2009, we recognized $3.4 million of share-based compensation expense, net of capitalized amounts of $250,000. We recognized approximately $1.1 million and $1.3 million of share-based compensation, net of capitalized amounts, in the three and nine month periods ended September 30, 2008, respectively.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards No. 168), “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” The ASC has become the single, official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. As the ASC does not change or alter existing U.S. GAAP, it will not have an impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We did not engage in any substantive commercial business in 2008; however our first two jackup rigs began operating in February and August 2009, respectively. Although the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant in 2008, they will become more significant as our construction projects are completed and the rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At September 30, 2009, we had $167.2 million of variable rate debt outstanding related to our jackup rig construction program. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 3.5% to 5.5%. On March 31, 2009 we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.5%. Our remaining borrowings under the Credit Agreement, as amended are currently bearing interest on a floating rate of LIBOR plus 5.5%. Based upon the September 30, 2009 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in annual interest expense of approximately $800,000.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. As our first jackup rigs began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At September 30, 2009 we did not have any open foreign exchange derivative contracts.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2008 Annual Report and the Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, except as follows:

Risks Related to Our Business

We have substantial obligations to fund contracts and other arrangements related to the construction of a drillship. If we fail to meet these obligations or otherwise fail to take delivery of this drillship, such failure could have a material adverse effect on our business, financial condition and results of operations.

We have funding obligations related to the construction of the Platinum Explorer, of approximately $281.3 million due in the fourth quarter of 2010. We have begun discussions to finance these obligations; however, the final terms and availability of any financing will be determined by market conditions in 2010. There can be no assurance that we will be able to successfully obtain financing on favorable terms, or at all. If we are unable to obtain, arrange or complete the financing for our obligations, we will be in breach of the Restructure Agreement and could be liable for damages to F3 Capital. In addition, we could lose all, or a portion of, our investment made to date in the Platinum Explorer. Even if we are able to meet our obligations under the Restructure Agreement, F3 Capital may not be able to meet its obligations, or the drillship could be delayed or otherwise not delivered by the shipyard. If delivery of the Platinum Explorer is delayed or cancelled for any reason upon completion of construction, we will not be able to deliver it to the customer under the drilling contract entered into with our customer and for which we provide a performance guarantee. In this event, we will need to find a replacement unit that is acceptable to our customer. If we are unable to deliver an acceptable replacement, we will lose any anticipated income from the employment of this drillship and may be required to pay liquidated damages to our customer and our reputation in the industry will be damaged. If we were to become liable to F3 Capital, lose all or a portion of our investment, including any anticipated revenue from the operation of this drillship, or become liable to our customer for liquidated damages, we would have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement dated as of July 31, 2009 (1)

10.2	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender, and the Company, as guarantor, dated as of August 26, 2009 (2)

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 3, 2009.
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
Date: November 9, 2009		(Principal Financial and Accounting Officer)