Form 10-K
period 2009-12-31
Vantage Drilling CO
filed 2010-03-16
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34094

Vantage Drilling Company

(Exact name of registrant as specified in its charter)

Cayman Islands
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 610, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	NYSE Amex
Ordinary Shares, par value $.001 per share	NYSE Amex
Warrants	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2009, based on the closing price of $1.75 per share on the NYSE Amex on such date, was approximately $85.7 million.

The number of the registrant’s ordinary shares outstanding as of March 5, 2010 is 236,009,614 shares.

Documents incorporated by reference

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in May 2010 are incorporated by reference into Part III of this annual report.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors”, under “Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our limited operating history;

•	our small number of customers;

•	termination of our customer contracts;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	general economic conditions, including the current recession and capital market crisis;

•	competition within our industry;

•	effects of new rigs and new technology on the market;

•	restrictions on offshore drilling;

•	compliance with restrictions and covenants in our debt agreements;

•	our substantial level of indebtedness and ability to incur additional indebtedness;

•	our need for cash to meet our debt service obligations;

•	identifying and completing acquisition opportunities;

•	contract awarding and commencement;

•	limited mobility between geographic regions;

•	levels of operating and maintenance costs;

•	our ability to receive cash flow from our subsidiaries;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	ability to obtain indemnity from customers;

•	operating hazards in the oilfield service industry;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	governmental, tax and environmental regulation;

•	operations in international markets;

•	potential conflicts of interest with F3 Capital;

•	our ability to pay dividends;

•	the volatility of the price of our ordinary shares; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to “we,” “us,” “our,” or “the Company” refer to Vantage Drilling Company and its consolidated subsidiaries.

PART I

Item 1.	Business.

We are an international drilling company focused on operating a fleet of high specification drilling units. Our primary business is to contract drilling units, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of nine owned and managed drilling units, we are a provider of offshore contract drilling services globally to major, national and independent oil and natural gas companies.

Our fleet includes four ultra-premium jackup rigs, three ultra-deepwater drillships and two deepwater semisubmersibles. The following table sets forth certain information concerning our owned and managed offshore drilling fleet as of March 16, 2010:

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer (2)	45%	2010	12,000	40,000	Under construction
DragonQuest (3)	—	2011	12,000	40,000	Under construction
Cobalt Explorer	—	2013	12,000	40,000	Future construction

Semisubmersibles (4)
Semi I	—	2010	10,000	40,000	Under construction
Semi II	—	2011	10,000	40,000	Under construction

(1)	We are currently overseeing the construction of these drillships pursuant to construction supervision agreements and upon completion of construction, we will operate these drillships for the respective owners pursuant to management services agreements. For more information, see “Drilling Unit Arrangements.”
(2)	We own a 45% ownership interest in Mandarin Drilling Corporation (“Mandarin”), which owns the Platinum Explorer.
(3)	The DragonQuest was formerly known as the Titanium Explorer.
(4)	We are currently overseeing the construction of these semisubmersibles. Upon completion of construction, we expect to operate these semisubmersibles for the respective owners pursuant to management services agreements. For more information, see “Drilling Unit Arrangements.”

We purchased an interest in Mandarin from F3 Capital, our largest shareholder, which owns the other 55% interest in Mandarin. For more information, see “Transactions with F3 Capital—Platinum Explorer Transaction.” We provide construction supervision for the Platinum Explorer and will manage it upon delivery. We have also entered into construction supervision and operating management agreements on the DragonQuest and Cobalt Explorer, which are wholly-owned by affiliates of F3 Capital. The owner of the Cobalt Explorer has negotiated with the shipyard a deferral of construction of this drillship; accordingly, we have suspended all construction and management activity in connection with the Cobalt Explorer. The scheduled delivery of the DragonQuest is July 2011. Additionally, we have construction supervision and operating management agreements in place on the two ultra-deepwater semisubmersibles, Semi I and Semi II, which are scheduled for delivery in December 2010 and the third quarter of 2011, respectively.

The following table sets forth certain information concerning the contract status of our owned and managed offshore drilling fleet as of the date of this report. For more information, see “Drilling Unit Arrangements.”

Name	Region	Expected Contract Duration	Actual/ Expected Contract Commencement	Average Drilling Revenue Per Day (1)
Emerald Driller	Southeast Asia	Two years	Q1 2009	$171,000
Sapphire Driller	West Africa	Four months	Q3 2009	$144,200	(2)
	West Africa	Five months	Q1 2010	$115,500
	West Africa	Eight months	Q3 2010	$120,000	(3)
Aquamarine Driller	South Asia	Five months	Q1 2010	$154,200	(2)
	Southeast Asia	Two months	Q2 2010	$120,000	(4)
Topaz Driller	Southeast Asia	Seven months	Q2 2010	$107,200
Platinum Explorer	India	Five years	Q1 2011	$590,500	(2)
DragonQuest	U.S. Gulf of Mexico	Eight years	Q3 2011	$551,300	(5)
Semi I	Mexican Gulf of Mexico	Five years	Q1 2011	$503,000

(1)	Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue excludes mobilization fees and other contractual revenues associated with drilling services.
(2)	Includes mobilization fees and other contractual revenues associated with drilling services.
(3)	The initial term for work commencing in Q3 2010 is 240 days and the customer has the option to extend the contract for up to an additional 180 days.
(4)	The contract is for drilling two wells plus an extended well test. Estimated drilling time is one month per well and the extended well test could range from a few months to up to seventeen months. After one year, the dayrate is indeed to market rates for long-legged jackups operating in Southeast Asia.
(5)	The drilling revenue per day includes the achievement of the 12.5% bonus opportunity, but excludes mobilization revenues and revenue escalations included in the contract.

Drilling Fleet

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support and then the hull is raised out of the water into position to conduct drilling and workover operations. The design of our four jackup rigs is the Baker Marine Pacific Class 375. These units are ultra-premium jackup rigs with independent legs capable of drilling in up to 375 feet of water, a cantilever drilling floor, and a vertical drilling depth capacity of approximately 30,000 feet. All of our jackup rigs were built at PPL Shipyard Ltd., Pte (“PPL Shipyard”) in Singapore. All four rigs were delivered on budget and on time.

Drillships

Drillships are self-propelled, dynamically positioned and suited for drilling in remote locations because of their mobility and large load carrying capacity.

The drillships that we will operate are being constructed by Daewoo Shipbuilding & Marine Engineering Co., Ltd. (“DSME”) and are designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet. The drillships’ hull design has a variable deck load of approximately 20,000 tons and measures 781 feet long by 137 feet wide. We expect the drillships will be delivered on time and within budget.

The Platinum Explorer, an ultra-deepwater drillship, is expected to be delivered in November 2010. We provide construction supervision for this drillship and will manage and operate it upon delivery. For more information, see “Transactions with F3 Capital—Platinum Explorer Transaction.” We also have construction management contracts for two other drillships, the DragonQuest and Cobalt Explorer, which are owned by Valencia Drilling Corporation and North Pole Drilling Corporation, respectively, affiliates of F3 Capital. The DragonQuest is expected to be completed in July 2011. We will operate both the Platinum Explorer and the DragonQuest under management agreements upon delivery. Although we expect to manage the Cobalt Explorer under a similar arrangement, we are currently in discussions with North Pole Drilling Corporation to amend the performance obligations of both parties under the construction management agreement to correspond with the deferred construction of the Cobalt Explorer. For more information, see “Transactions with F3 Capital—Drillship Construction Supervision Agreements.”

Semisubmersibles

Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that the lower hulls are below the water surface during drilling operations. The design of the two semisubmersibles that we will manage is the Moss Maritime CS50 MkII. These drilling units are dynamically positioned and are designed to be capable of operating in harsh environmental conditions. These semisubmersibles are designed for drilling in water depths of up to 10,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet. The semisubmersibles are expected to be delivered in December 2010 and the third quarter of 2011. For more information see “Submersible Management Arrangements.”

Our Strengths

• Premium fleet. Our fleet is comprised of ultra-premium high specification drilling units, including jackup rigs, drillships and semisubmersibles. In particular, we believe our drilling units are ultra-premium due to their ability to work in deeper water depths as well as their enhanced operational efficiency and technical capabilities when compared to the current global fleet, which is primarily comprised of older drilling units using dated technology. We expect that our drilling units will have greater drilling capabilities than older drilling units, which we believe will allow them to enjoy higher utilization, dayrates and margins.

• Experienced management and operational team. We benefit from our management team, which has extensive experience and an average of 28 years in the drilling industry, including international and domestic public company experience involving numerous acquisitions and debt and equity financings. We have also hired experienced operating personnel that are responsible for the day-to-day operation of our drilling units.

• Contract backlog. Our owned fleet has total contract backlog of approximately $1.3 billion and our managed fleet has a contract backlog of approximately $2.5 billion. We believe that the backlog for our jackup rigs will provide us with sufficient operating cash flow until our deepwater units are delivered. Three of our deepwater units have long-term contracts, ranging from five to eight years with two contracts commencing in the first quarter of 2011 and one in the third quarter of 2011.

• Proven operational track record. Our operational management team has a proven track record of successfully managing, constructing, marketing and operating offshore drilling units, having previously managed significant drilling fleets for some of our competitors. As a result, our jackup fleet has experienced approximately 99% productive time while in service. We believe this level of operational efficiency is above average for the industry and is exceptional for new jackup rigs on their first contracts after leaving the shipyard. Additionally, our in-house team of engineers and construction personnel has overseen complex construction projects. As a result, all of our jackup rigs have been delivered on budget and on time.

Our Strategy

Our strategy is to increase shareholder value by:

• Capitalizing on customer demand for higher specification units. High specification state-of-the-art drilling units are better suited to meet the requirements of customers for drilling in deepwater, complex geological formations, and for drilling horizontally. A majority of all the bids we participated in for jackup rigs during 2009 required high specification units. Aside from their drilling capabilities, we believe that customers generally prefer new drilling units because of improved safety features, and lower downtime for maintenance. New drilling units are also generally preferred by crews, which makes it easier to hire high quality operating personnel.

• Focusing on international markets. We have been able to successfully deploy and operate our rigs in some of the most active international oil and natural gas producing regions. We believe that exposure to certain international markets with major, national and independent oil and natural gas companies will increase the predictability of our cash flows because those markets have exhibited less cyclicality than the U.S. Gulf of Mexico market. We also believe that our internationally diverse platform reduces our exposure to a single market. Through the continued growth of our presence in Asia and West Africa, we intend to capitalize on our existing infrastructure to better serve our customers and increase our contract backlog.

• Expanding our deepwater exposure. In recent years, there has been increased emphasis on exploration in deeper waters due, in part, to technological developments that have made such exploration more feasible and cost-effective. We believe that the water-depth capability of our ultra-deepwater drilling units is a key component for our customers in determining suitability for a particular drilling project, and should provide us with significant advantages in obtaining long-term deepwater drilling contracts in the future.

• Developing key relationships. We are focused on developing relationships with national oil companies, major international oil companies and large independents, which we believe will allow us to obtain longer-term contracts to build our backlog of business when dayrates and operating margins justify entering into such contracts. We believe that our existing relationships with these companies have contributed to our strong existing backlog. We believe that longer-term contracts increase revenue visibility and mitigate some of the volatility in cash flows caused by cyclical market downturns.

• Identify and pursue acquisition opportunities. We plan to continue to grow through acquisitions of assets and other offshore drilling companies. We believe our current construction management arrangements give us unique opportunities to evaluate an attractive pool of newbuild, high specification drilling units for possible acquisition. As part of our acquisition strategy, we anticipate raising additional debt and equity capital which may, at times, initially increase our overall leverage or dilute our shareholders, but on a basis to provide attractive returns to shareholders.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs.

Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore contract drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. The recent volatility in the financial markets led to a global decline in economic activity and increased the uncertainty of the future economic outlook. The decline in economic activity resulted in a worldwide decrease in demand for oil and natural gas and a steep decline in commodity prices which caused many oil and gas companies to curtail planned capital spending. Given the volatility in the financial markets and general economic uncertainty, it is difficult to predict to what extent these events will affect our business in 2010 and our ability to grow and implement our strategy.

Markets

Offshore drilling rigs are generally marketed on a worldwide basis as rigs can be moved from one region to another. The cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

The offshore drilling market generally consists of shallow water (<400 ft.), midwater (>400ft.), deepwater (>4,000 ft.) and ultra-deepwater (>7,500 ft.). The global shallow water market is serviced primarily by jackups.

Our jackup fleet is focused on the “long-legged” (350+ ft) high specification market. The drillships and semisubmersibles that we operate and have agreements to operate are focused on the deepwater and ultra-deepwater segments which have been very strong in recent years as demand for deepwater and ultra-deepwater rigs has exceeded supply.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. In 2009, three customers, Pearl Oil (Thailand) Ltd., Seadragon Limited and Foxtrot International LDC accounted for approximately 46%, 23% and 12%, respectively of our consolidated revenue. Mandarin accounted for approximately 90% of our 2008 consolidated revenue.

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

Oil and natural gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate, or a lump sum amount for mobilizing the rig to the well location, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the customer in the event the drilling unit is damaged, destroyed or lost or if drilling operations are suspended for an extended period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, drilling contracts with certain customers may be cancelable, without cause, with little or no prior notice and without penalty or early termination payments. In some instances, the dayrate contract term may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.

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

Our drilling contracts are the result of negotiations with our customers, and most contracts are awarded upon competitive bidding. Our drilling contracts generally contain the following commercial terms: (i) contract duration extending over a specific period of time or a period necessary to drill one or more wells, (ii) term extension options in favor of our customer, generally upon advance notice to us, at mutually agreed, indexed or fixed rates, (iii) provisions permitting early termination of the contract (a) if the drilling unit is lost or destroyed or (b) by the customer if operations are suspended for a specified period of time due to breakdown of major equipment, unsatisfactory performance, “force majeure” events beyond our control and the control of the customer or other specified conditions, (iv) provisions permitting the early termination of the contract by the customer without cause, generally exercisable upon advance notice and in some cases without making an early termination payment to us, (v) payment of compensation to us (generally in U.S. dollars although some contracts require a portion of the compensation to be paid in local currency) on a dayrate while the drilling unit is operating under contract (lower rates or no compensation generally apply during periods of equipment breakdown and repair or in the event operations are suspended or interrupted by other specified conditions, some of which may be beyond our control), (vi) payment by us of the operating expenses of the drilling unit, including crew labor and incidental rig supply costs, and (vii) provisions allowing us to recover certain labor and other operating cost increases from our customers through dayrate adjustments or otherwise.

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

Drilling contracts are generally awarded on a competitive bid or negotiated basis. During depressed market conditions, pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. Competition for offshore rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.

Insurance

The contract drilling industry is subject to hazards inherent in the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Offshore drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. Our current marine insurance package covers certain exposures, including physical damage, war risks, liability for control-of-well events and loss of hire insurance and has a $2.5 million per occurrence physical damage deductible. We also maintain insurance for cargo, auto liability, non-owned aviation, protection and indemnity, general liability and similar potential liabilities. These policies have significantly lower deductibles.

Transactions With F3 Capital

Platinum Explorer Transaction

Purchase of Our Interest in the Platinum Explorer

In September 2007, Mandarin, which was wholly-owned by F3 Capital, entered into a shipbuilding contract with DSME for the construction of the Platinum Explorer. In March 2008, we entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed with F3 Capital to restructure our ownership interest in the Platinum Explorer through the purchase of a 45.0% ownership interest in Mandarin from F3 Capital for total consideration of approximately $190.0 million in cash and issuance of warrants to purchase up to 1,983,471 of our ordinary shares. The $40.0 million that was previously paid to Mandarin and F3 Capital pursuant to an interim agreement was credited toward the cash purchase price at the time of the restructuring, leaving a balance of approximately $150.0 million.

In order for us to fund the balance of the purchase price, F3 Capital agreed to exercise warrants, which were issued in connection with our acquisition of Offshore Group Investment Limited (“OGIL”) in June 2008, to acquire 25.0 million ordinary shares, and we agreed to use the proceeds from the exercise to pay the remaining balance of the cash purchase price. As of December 31, 2009, F3 Capital has completed the exercise of these warrants and we have paid the balance of the purchase price for our interest in Mandarin. F3 Capital has commenced the process of updating Mandarin’s share registry to reflect our ownership interest in Mandarin. As the exercise of the warrants was contingent upon our agreement to fund the acquisition and issue the additional warrants, we treated the transactions as one integrated transaction with a fair value of approximately $44.0 million.

We entered into a Shareholders Agreement with F3 Capital with respect to Mandarin. In the Shareholders Agreement, we and F3 Capital agreed that, among other things, there would be five directors on the board of Mandarin, three of which appointed by F3 Capital, and two of which appointed by us. A meeting of the board of directors of Mandarin was recently held with our representatives and those of F3 Capital in attendance. In the Shareholders Agreement we and F3 Capital also agreed to endeavor to obtain financing for the final payment due to DSME, and if such financing is not available, each party will provide funds in accordance with its respective ownership interests in Mandarin.

Payment for the Platinum Explorer

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million to be paid in four installments and the balance of approximately $504.0 million upon delivery, which will be an obligation of both us and F3 Capital based upon our respective ownership percentages. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates; F3 Capital is responsible for the additional interest and exchange rate fluctuations. We estimate that an additional $120.0 million of non-shipyard capital expenditures is required to equip and commission the drillship for service. We have agreed with F3 Capital to provide these additional funds in accordance with our respective ownership interests in Mandarin We have been paying the shipyard oversight costs and procuring equipment and F3 Capital has been reimbursing us for its share of these costs.

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Platinum Explorer, DragonQuest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. We own a 45.0% interest in Mandarin, which owns the Platinum Explorer, an ultra-deepwater drillship. For more information, see “Platinum Explorer Transaction” above. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed during the year. These agreements may be terminated by either party upon the provision of notice.

As of December 31, 2009, the affiliates of F3 Capital that are parties to these construction supervision contracts have been paying us amounts due under the contracts, except for North Pole Drilling Corporation, the affiliate of F3 Capital that is constructing the Cobalt Explorer. In June 2009, North Pole Drilling and DSME agreed to suspend commencement of construction activities on the Cobalt Explorer for one year. We are currently under discussions with North Pole Drilling, to amend the performance obligations of us and F3 Capital under the construction supervision agreement to correspond with the proposed deferred construction of the Cobalt Explorer, and to determine the appropriate amount payable by North Pole Drilling for construction services rendered by us in 2009, which we currently estimate to be approximately $3.0 million.

Drillship Management Services Agreements

We have three management services agreements that entitle us to payments for the management of the Platinum Explorer, DragonQuest and Cobalt Explorer. Our counterparty in each of these agreements is an affiliate of F3 Capital. We own a 45.0% interest in the entity which owns the Platinum Explorer. Once each drillship is operational, these agreements entitle us to receive a fixed fee per day plus a performance fee based on the operational performance of each respective drillship. Additionally, we will receive a marketing fee for every charter agreement we secure on behalf of one of these drillships. Unless the drillships are operating under contract, the counterparty to these agreements may terminate their obligations under the relevant agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the relevant drillship is damaged to the point of being inoperable; or (iv) the relevant drillship is sold and no outstanding payments are owed to us.

Semisubmersible Management Services Agreements

We have agreements to manage the construction and operations of the Semi I and the Semi II. These arrangements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. Pursuant to these arrangements, we are entitled to receive a fee of $5.0 million per year per unit, payable in monthly installments, while the semisubmersibles are under construction. Once the Semi I is operational, we are entitled to a fixed fee per day and a performance fee based on the operational performance of the unit. During the construction of the semisubmersibles, the owner may terminate the arrangements upon the occurrence of any certain specified events. However, either party may terminate the arrangements at any time on seven days notice. The Semi I will likely be delivered after the scheduled drilling contract delivery date which will give the customer the right to terminate its arrangement with the owner of the Semi I; however, the customer has given no indication that it intends to do so.

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

Employees

At December 31, 2009, we had approximately 250 employees.

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

You may also find information related to our corporate governance, board committees and company code of business conduct and ethics at our website. Among the information you can find there is the following:

•	Audit Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Code of Business Conduct & Ethics;

•	Foreign Corrupt Practices Act (“FCPA”) Guide; and

•	FCPA Policy.

We intend to satisfy the requirement under Item 5.05 on Form 8-K to disclose any amendments to our Code of Business Conduct & Ethics and any waiver from a provision of our Code of Business Conduct & Ethics by posting such information in the Corporate Governance section of our website at www.vantagedrilling.com.

Vantage Drilling Company is a Cayman Islands exempted company with principal executive offices in the U.S. located at 777 Post Oak Boulevard, Suite 610, Houston, Texas 77056. Our telephone number at that address is (281) 404-4700. Our principal executive offices outside of the U.S. are located at P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Our telephone number at that address is (345) 949-8066.

Item 1A.	Risk Factors.

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

Risks Related to Our Business

Our business is difficult to evaluate due to our limited operating history and our prospects will be dependent on our ability to meet a number of challenges.

We have had a limited operating history. Our business is difficult to evaluate due to a lack of operational history, and our prospects will be dependent on our ability to meet a number of challenges.

Because we have a limited operating history, you may not be able to evaluate our future prospects accurately. Our prospects will be primarily dependent on our ability to obtain customer drilling contracts for our drilling units and other factors. In addition, our prospects will also be dependent on the success of our joint venture for the Platinum Explorer, a deepwater drillship, which is currently under construction, including the ability of us and our joint venture partner, F3 Capital, to successfully finance our respective portions of the construction cost. If we are not able to successfully meet these challenges, our prospects, business, financial condition and results of operations would be materially adversely affected.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could adversely affect our financial condition and results of operations.

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2009, three customers accounted for approximately 46%, 23% and 12%, respectively of our revenue. Our financial condition and results of operations could be materially adversely affected if any one of these customers interrupt or curtail their activities, fail to pay for the services that have been performed, terminate their contracts, fail to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could adversely affect our financial condition and results of operations.

We are exposed to the credit risks of our key customers, including certain affiliated companies, and certain other third parties, and nonpayment by these customers and other parties could adversely affect our financial position, results of operations and cash flows.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers, including certain companies owned by or associated with our affiliates. As of December 31, 2009, affiliates of F3 Capital owed us approximately $7.5 million in connection with services rendered under construction supervision arrangements. Any material nonpayment or nonperformance by these entities, other key customers and certain other third parties could adversely affect our financial position, results of operations and cash flows. If any key customers and other parties default on their obligations to us, our financial results and condition could be adversely affected. Furthermore, some of these customers and other parties may be highly leveraged and subject to their own operating and regulatory risks.

A material or extended decline in expenditures by oil and natural gas exploration and production companies due to a decline or volatility in oil and natural gas prices, a decrease in demand for oil and natural gas, or other factors, would adversely affect our business.

Our business depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in the global economic conditions, including the continuation of the current recession;

•	the demand for oil and natural gas;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	expectations regarding future prices;

•	advances in exploration, development and production technology;

•	the ability of OPEC to set and maintain production levels and pricing;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of decline of existing and new oil and natural gas reserves;

•	the level of production in non-OPEC countries;

•	domestic and international tax policies;

•	the development and exploitation of alternative fuels;

•	weather;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves; and

•

the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and natural gas producing regions or further acts of terrorism.

Oil and natural gas prices were at historically high levels until experiencing a sharp decline during the second half of 2008 and the first quarter of 2009. Although oil and natural gas prices have recovered somewhat from their twelve month lows, this decline in commodity prices has caused companies exploring for and producing oil and natural gas to cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. A prolonged continuation of the current low level of demand for our services, or any further reduction in the demand for drilling services, may materially erode dayrates and utilization rates for drilling units, which would adversely affect our business, financial condition and results of operations and could have a significant negative impact on the market price of our securities.

Construction projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our liquidity and results of operations.

As part of our growth strategy we may contract from time to time for the construction of drilling units or may enter into agreements to manage the construction of drilling units for others. Currently, we are overseeing and managing the construction of three ultra-deepwater drillships and two ultra-deepwater semisubmersibles. Our construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including costs or delays resulting from the following:

•	unexpected long delivery times for, or shortages of, key equipment, parts and materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unforeseen design and engineering problems;

•	unanticipated actual or purported change orders;

•	work stoppages;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	failure or delay of third-party service providers and labor disputes;

•	disputes with shipyards and suppliers;

•	delays and unexpected costs of incorporating parts and materials needed for the completion of projects;

•	financial or other difficulties at shipyards;

•	adverse weather conditions; and

•	inability to obtain required permits or approvals.

Any delays could subject us to penalties for such failure. If we experience delays and costs overruns in the construction of these drilling units due to certain of the factors listed above, it could also adversely affect our business, financial condition and results of operations.

Our drilling contracts are generally short-term, and we will experience reduced profitability if customers reduce activity levels, terminate or seek to renegotiate drilling contracts, or if market conditions dictate that we enter into contracts that provide for payment based on a footage or turnkey basis, rather than on a dayrate basis.

Many drilling contracts are short-term, and oil and natural gas companies tend to reduce activity levels quickly in response to downward changes in oil and natural gas prices. Due to the short-term nature of most of our contracts, a decline in market conditions can quickly affect our business if customers reduce their levels of operations.

During depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.

Some of our current contracts, and some contracts that we may enter into in the future, may include terms allowing customers to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of these contracts are terminated due to downtime, operational problems or failure to deliver. Some of the contracts with customers that we enter into in the future may be cancellable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a drilling unit being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness.

Currently, our drilling contracts are dayrate contracts, where we charge a fixed rate per day regardless of the number of days needed to drill the well. While we plan to continue to perform services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, where we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are more risky than a dayrate contract as we would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject us to greater risks associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant cost increases or may result in a decision to abandon a well project which would result in us not being able to invoice revenues for providing services. Any such termination or renegotiation of contracts and unfavorable costs increases or loss of revenue could have a material adverse impact on our financial condition and result of operations.

Our business is affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry.

Recent economic data indicates the rate of economic growth worldwide has declined significantly from the growth rates experienced in recent years. The consequences of the recent recession include a lower level of economic activity, uncertainty regarding energy and commodity prices and reduced demand for oil and natural gas. In addition, current economic conditions may cause many oil and natural gas production companies to further reduce or delay expenditures in order to reduce costs, which in turn may cause a further reduction in the demand for drilling services. If the recession is prolonged or worsens, our business and financial condition may be adversely impacted and could become more vulnerable to further adverse general economic and industry conditions.

The current worldwide financial and credit crisis has led to an extended worldwide economic recession that could have a material adverse effect on our revenue and profitability.

The current worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has led to an extended worldwide economic recession. Disruptions, uncertainty or volatility in the financial markets may limit our access to capital.

A slowdown in economic activity caused by the recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined dramatically to approximately $45 per barrel at year-end 2008. During 2009, the benchmark for crude prices fluctuated between the mid $30’s per barrel and low $80’s per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

Our industry is highly competitive, cyclical and subject to intense price competition. Due to our lack of operating history, we may be at a competitive disadvantage to our competitors.

The offshore contract drilling industry is highly competitive, and contracts have traditionally been awarded on a competitive bid basis. The technical capabilities, availability and pricing of a drilling unit are often the primary factors in determining which qualified contractor is awarded a job. Other key factors include a contractor’s reputation for service, safety record, environmental record, technical and engineering support and long-term relationships with national and international oil and natural gas companies. Our competitors in the offshore contract drilling industry generally have larger, more diverse fleets, longer operating histories with established safety and environmental records over a measurable period of time, experienced in-house technical and engineering support departments and long-term relationships with customers. This provides our competitors with competitive advantages that may adversely affect our efforts to contract our drilling units on favorable terms, if at all, and correspondingly negatively impact our financial position and results of operations. Additionally, we are at a competitive disadvantage to those competitors that are better capitalized because they are in a better position to weather the effects of a downturn in our industry.

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. It is currently estimated that 36 newly constructed jackup rigs will be entered into service between now and December 2010. Periods of low demand and excess supply intensify competition in the industry and often result in some drilling units becoming idle for long periods of time. Our lack of operating history may put us at a competitive disadvantage and, as a result, our drilling units may become idle. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

New technology and/or products may cause us to become less competitive.

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

Any ban of offshore drilling by any city, state, or nation, or by any governing body may have a material adverse effect on our business.

Events in recent years have heightened environmental and regulatory concerns about the oil and natural gas industry. From time to time, governing bodies may propose legislation that would materially limit or prohibit offshore drilling in certain areas. To date, no proposals which would materially limit or prohibit offshore drilling in our areas of operation have been enacted into law. However, governing bodies may enact such laws in the future. If laws are enacted or other governmental action is taken that restrict or prohibit offshore drilling in our expected areas of operation, we could be materially and adversely affected.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling obligations under our debt obligations.

As of December 31, 2009, we and our subsidiaries, on a consolidated basis, had approximately $394.1 million of long-term debt, which is secured by all of our jackup rigs and a substantial portion of our assets. Our high level of indebtedness, and the terms of the agreements that govern such indebtedness, may have important consequences on your investment and our business such as:

•

requiring us and our subsidiaries to use a substantial portion of our cash flow from operations to pay interest and principal on the debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, which may limit our ability to execute our business strategy;

•	heighten our vulnerability to downturns in business or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	make it more difficult for us to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	result in higher interest expense if we have outstanding floating rate borrowings.

Each of these factors may have a material and adverse effect on our financial condition and viability. We may also be able to incur substantial additional indebtedness in the future. If we incur additional indebtedness, the related risks that we now face would intensify and could further exacerbate the risks associated with our substantial leverage.

The agreements governing our debt and the debt of our subsidiaries impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The agreements governing our debt and the debt of our subsidiaries contain numerous restrictions on our activities, including covenants that limit our ability to:

•	incur or guarantee additional indebtedness or issue disqualified capital stock;

•	enter into drilling contracts without lender approval;

•	create or incur liens;

•	pay dividends, redeem subordinated indebtedness or make other restricted payments;

•	transfer or sell assets;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	consummate a merger, consolidation or sale of all or substantially all our assets;

•	enter into transactions with affiliates;

•	engage in businesses other than a business that is the same or similar to our current business and reasonably related businesses; and

•	take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the indebtedness.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all. The breach of any of these covenants and restrictions could result in a default under the agreements governing our debt. An event of default under any of these agreements would permit some of the lenders to declare all amounts borrowed from them to be due and payable.

If we are unable to comply with the restrictions and covenants in the agreements governing our debt, there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds.

If we are unable to comply with the restrictions and covenants in our current and future agreements governing our debt, there could be a default under the terms of these agreements which could result in an acceleration of payment of funds that have been borrowed. Our ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond our control. If a default occurs under these agreements, the holders of the debt could accelerate the outstanding debt and declare all amounts borrowed due and payable. Debt under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may not be able to find alternative financing. Even if we could obtain alternative financing, such financing might not be on terms that are favorable or acceptable. If we were unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy or liquidation proceeding.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, or refinance, our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. A significant reduction in the operating cash flows, including as a result of changes in general economic conditions, timing of contracts or payments, legislative or regulatory conditions, increased competition or other events beyond our control, could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing indebtedness, seeking additional equity capital or any combination of the foregoing. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Our failure to generate sufficient operating cash flow or to achieve any of these alternatives could significantly adversely affect the value of our securities. In addition, if we default in the payment of amounts due on any current indebtedness, it would give rise to an event of default under our agreements governing our indebtedness, and could lead to the possible acceleration of amounts due under any of our outstanding indebtedness. In the event of any acceleration, there can be no assurance that we will have enough cash to repay our outstanding indebtedness.

We have substantial obligations to fund contracts and other arrangements related to the construction of the Platinum Explorer. If we fail to meet these obligations or construction of the Platinum Explorer is not completed, such failure could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our ability to meet our obligations.

We are not the majority owner of Mandarin, however we are responsible for securing financing for our portion of the construction costs of, and related capital expenditures for, the Platinum Explorer. We have funding obligations related to the construction of the Platinum Explorer of approximately $226.8 million due upon delivery of the drilling unit in the fourth quarter of 2010. This amount represents our pro rata portion of the final payments to the shipyard. In addition, we have funding obligations related to non-shipyard pre-delivery capital expenditures for the Platinum Explorer of approximately $54.0 million, which represents our pro rata portion of these costs. The final terms and availability of any financing for these obligations will be determined by, among other factors, financial market conditions in 2010, the creditworthiness of Mandarin, our creditworthiness, the creditworthiness of F3 Capital, our joint venture partner, and drilling industry conditions. Under the terms of the Shareholders Agreement, F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer. The first two installment payments were made to DSME and DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates; F3 Capital is responsible for the additional interest and exchange rate fluctuations. There can be no assurance that F3 Capital will make the payment to DSME when due on behalf of Mandarin pursuant to the terms of the deferral. There can be no assurance that we or F3 Capital will be able to successfully obtain financing on favorable terms, or at all, on behalf of the joint venture. If we are unable to obtain, arrange or complete the financing for our portion of the final construction payment for the drillship, we will be in breach of the shareholder agreement and could be liable for damages to F3 Capital. In addition, we could lose all or a portion of our investment in Mandarin, valued at $120.3 million as of

December 31, 2009. Even if we are able to meet our obligations under the shareholder agreement, F3 Capital may not perform, or the drillship could be delayed or otherwise not delivered by the shipyard.

If Platinum Explorer is delayed, cancelled or not delivered as expected for any reason upon completion of construction, we will not be able to deliver it to the customer under the drilling contract entered into and for which we provide a performance guarantee. In such event, we will need to find a replacement unit that is acceptable to our customer. If we are unable to deliver an acceptable replacement, we will lose any anticipated income from the employment of this unit and may be required to pay substantial liquidated damages to our customer. Should we become liable under the performance guarantee, we could be held liable for the customer’s potential damages including, but not limited to, any increase in rates between our current drilling contract with the customer and any substitute drilling contract they may obtain. If we were to become liable to F3 Capital, lose all or a portion of our investment, including any anticipated revenue from the operation of this drillship, or become liable to our customer for liquidated damages, it would have a material adverse effect on our business, financial condition and results of operations. Additionally, if we make payments on behalf of F3 Capital in connection with the construction or other costs for the Platinum Explorer, our financial condition would be adversely affected and there is no guarantee that F3 Capital would reimburse us for payments we make on the their behalf. For more information, see “Transactions with F3 Capital—Platinum Explorer Transaction.”

Failure to obtain deliveries of the drilling units may have a material and adverse effect on our business.

We have construction supervision arrangements in place for the Platinum Explorer, DragonQuest, Cobalt Explorer, Semi I and Semi II , but we are not a party to the construction contracts for these drilling units and do not have control over any arrangements between the owner and the shipyard. Although we have secured drilling and management contracts for some of these drilling units, these units may not be completed, completed in a timely manner, delivered to us upon completion of construction or acceptable to our customers. If we are unable to deliver these units or find acceptable replacements, we may be required to pay damages to our customers, and our business, financial condition, results of operations and future prospects will be materially adversely affected.

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

Any future acquisitions could present a number of risks, including:

•	the risk of using management time and resources to pursue acquisitions that are not successfully completed;

•	the risk of incorrect assumptions regarding the future results of acquired operations;

•	the risk of failing to integrate the operations or management of any acquired operations or assets successfully and timely; and

•	the risk of diversion of management’s attention from existing operations or other priorities.

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

There may be limits to our ability to mobilize drilling units between geographic markets and the time and costs of such drilling unit mobilizations may be material to our business.

The offshore contract drilling market is generally a global market as drilling units may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations in costs and risks as the ability to mobilize drilling units can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a drilling unit, availability of tow boats, weather, political instability, civil unrest, military actions, and the technical capability of the drilling units to operate in various environments. Any increase in the supply of drilling units in the geographic areas in which we operate, whether through new construction, refurbishment or conversion of drilling units from other uses, remobilization or changes in the law or its application, could increase competition and result in lower dayrates and/or utilization, which would adversely affect our financial position, results of operations and cash flows. Additionally, while a drilling unit is being mobilized from one geographic market to another, we may not be paid by the customer for the time that the drilling unit is out of service. Also, we may mobilize the drilling unit to another geographic market without a customer contract which will result in increased operations cost.

Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues.

We do not expect operating and maintenance costs to necessarily fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrates. However, costs for operating a drilling unit are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should the drilling units incur idle time between contracts, we would typically maintain the crew to prepare the drilling unit for its next contract and would not reduce costs to correspond to the decrease in revenue. During times of moderate activity, reductions in costs may not be immediate as the crew may be required to prepare the drilling units for stacking, after which time the crew will be reduced to a level necessary to maintain the drilling unit in working condition with the extra crew members assigned to active drilling units or dismissed. In addition, as drilling units are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

We are a holding company, and are dependent upon cash flow from subsidiaries to meet our obligations.

We currently conduct our operations through, and most of our assets are owned by, our subsidiaries. Our operating income and cash flow are generated by our subsidiaries. As a result, cash we obtain from our subsidiaries is the principal source of funds necessary to meet our obligations. Contractual provisions or laws, as well as our subsidiaries’ financial condition, operating requirements and debt requirements, may limit our ability to obtain cash from subsidiaries that we require to pay our expenses or meet our current or future debt service obligations. Applicable tax laws may also subject such payments to us by subsidiaries to further taxation.

The inability to transfer cash from our subsidiaries may mean that, even though we may have sufficient resources on a consolidated basis to meet our obligations, respectively, we may not be permitted to make the necessary transfers from our subsidiaries to meet such obligations. Likewise, we may not be able to make necessary transfers from our subsidiaries in order to provide funds for the payment of our obligations, for which we are or may become responsible under the terms of the governing agreements of our indebtedness. The terms of certain of the agreements governing our indebtedness as described under “Description of Indebtedness” also place restrictions on our cash balance and require us to maintain reserves of cash which could inhibit our ability to meet our obligations. A payment default by us, or any of our subsidiaries, on any debt instruments would have a material adverse effect on our business.

The loss of some of our key executive officers and employees could negatively impact our business prospects.

Our future operational performance depends to a significant degree upon the continued service of key members of our management as well as marketing, sales and operations personnel. The loss of one or more of our key personnel could have a material adverse effect on our business. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and operations personnel. We may experience intense competition for personnel, and we cannot assure that we will be able to retain key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

Failure to employ a sufficient number of skilled workers or an increase in labor costs could hurt our operations.

We require skilled personnel to operate and provide technical services to, and support for, our drilling units. In periods of increasing activity and when the number of operating units in our areas of operation increases, either because of new construction, re-activation of idle units or the mobilization of units into the region, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing. The shortages of qualified personnel or the inability to obtain and retain qualified personnel also could negatively affect the quality and timeliness of our work. In addition, our ability to expand operations depends in part upon our ability to increase the size of the skilled labor force.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required to comply with the management certification requirements of, and preparing for the auditor attestation under, Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we have been able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

Customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our customers generally assume and indemnify us against well control and subsurface risks under our dayrate contracts. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. We may not be able to obtain agreements from customers to indemnify us for such damages and risks. Additionally, even if our customers agree to indemnify us, there can be no assurance that they will necessarily be financially able to indemnify us against all of these risks.

Our business involves numerous operating hazards, and our insurance may not be adequate to cover our losses.

Our operations will be subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, fires and pollution. The occurrence of these events could result in the suspension of drilling or production operations, claims by the operator, severe damage to, or destruction of, the property and equipment involved, injury or death to drilling unit personnel and environmental damage. We may also be subject to personal injury and other claims of drilling unit personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

In addition, our operations will be subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Severe weather could have a material adverse effect on our operations. Our drilling units could be damaged by high winds, turbulent seas, or unstable sea bottom conditions which could potentially cause us to curtail operations for significant periods of time until such damages are repaired.

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

If a significant accident or other event resulting in damage to our drilling units, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

Our insurance coverage may not be adequate if a catastrophic event occurs.

As a result of the number of catastrophic events in the contract offshore industry in recent years, such as hurricanes in the Gulf of Mexico, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages, such as Gulf of Mexico windstorm coverage, unavailable.

While we have, and believe we can maintain, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, would be adequate should a catastrophic event occur related to our property, plant or equipment, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, we cannot guarantee that adequate replacement coverage will be available, offered at reasonable prices, or offered by insurers with sufficient financial soundness. The occurrence of an incident or incidents affecting any one or more of our drilling units could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages.

Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Additionally, any operations and activities in the United States and its territorial waters will be subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs. In addition, we may be required to make significant capital expenditures to comply with laws and regulations.

Compliance with, or a breach of, environmental and safety laws can be costly and could limit our operations.

Our operations are subject to foreign, federal, state and local regulations that require us to obtain and maintain specified permits or other governmental approvals, control the discharge of materials into the environment, require the removal and cleanup of materials that may harm the environment or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time they were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new requirements could have a material adverse effect on our financial condition and results of operations.

Changes in tax laws, treaties or regulations, effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, treaties and regulations, both internationally and domestically. Tax laws, treaties and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our structure there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

Our international operations are subject to additional political, economic, and other uncertainties not generally associated with domestic operations.

A primary component of our business strategy is to operate in international oil and natural gas producing areas. Our international operations will be subject to a number of risks inherent in any business operating in foreign countries, including:

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

Our financial condition and results of operations could be susceptible to adverse events beyond our control that may occur in the particular country or region in which we are active. Additionally, we may experience currency exchange losses where, at some future date, revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that United States laws and regulations prohibit us from using.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners are not subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Related to Ordinary Shares

Because F3 Capital holds a significant interest in us, the influence of our public shareholders over significant corporate actions may be limited.

As of February 20, 2010, F3 Capital beneficially owns approximately 39.7% of our issued and outstanding ordinary shares on a fully diluted basis. F3 Capital is owned by one of our directors. Under Cayman Islands law and our organizational documents, the holder of a majority of our outstanding ordinary shares may elect all of our directors at any shareholder meeting. In addition, the holder of a majority of our outstanding shares may, at any time, execute a consent to remove our directors and replace them with its nominee. Accordingly, F3 Capital has the ability to exert significant influence on all matters that might be submitted to our shareholders for a vote, including matters such as the election of our directors, control over our business, policies and affairs.

Additional sales of our ordinary shares or warrants by F3 Capital, or our employees, or issuances by us in connection with future acquisitions or otherwise, could cause the price of our securities to decline.

If F3 Capital sells a substantial number of our ordinary shares in the future, the market price of our ordinary shares could decline. The perception among investors that these sales may occur could produce the same effect. Execution of our business strategy will require substantial additional capital. To fulfill these capital requirements, we could issue additional ordinary shares, which would have the effect of diluting your percentage ownership of our ordinary shares and could cause the price of our ordinary shares to decline. If we were to include ordinary shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our ordinary shares.

Our related party transactions with F3 Capital and its affiliates may cause conflicts of interests that may adversely affect us.

We have entered into and may, in the future, enter into various transactions and agreements with F3 Capital and its affiliates. F3 Capital has no fiduciary duty to make decisions in our best interest. F3 Capital is entitled to vote our ordinary shares in accordance with its own interests, which may be contrary to our and your interests and F3 Capital and its other affiliates are not limited in their ability to compete with us and are not obligated to offer us business opportunities or to offer to sell additional assets to us. We believe that the transactions and agreements that we have entered into with F3 Capital are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and F3 Capital or its affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us and F3 Capital and its affiliates. F3 Capital may favor its own interests over our and your interests.

The acquisition of 50% or more of our ordinary shares by F3 Capital would trigger a change of control event under certain of our indebtedness.

As of February 20, 2010, F3 Capital beneficially owned approximately 39.7% Upon the occurrence of specified change of control events, including the acquisition of more than 50% of our ordinary shares by F3 Capital, under the indenture governing our senior secured notes described under “Liquidity and Capital Resources,” we will be required to offer to repurchase all outstanding notes at 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. Any of our future debt agreements may contain acceleration rights upon a change of control. However, it is possible that we may not have sufficient funds at the time of the change of control to make the required repurchase of notes or repayment of any other future indebtedness or that other of our debt may not allow such repurchases. Any of our future debt agreements may also limit our ability to purchase the notes until all such future debt is paid in full. If we fail to repurchase any notes submitted in a change of control offer, it would constitute an event of default under the indenture, which in turn would constitute a default under our existing debt agreements. In addition, the occurrence of a change of control would also constitute an event of default under our existing debt agreements. A default under our existing or any future credit facility would result in a default under the indenture if the lenders accelerate the debt under our existing or any future debt agreements, even if the change of control itself would not cause a default thereunder. Moreover, we anticipate that the existing or any future debt agreement may restrict, and any other future indebtedness we incur may restrict our ability to repurchase indebtedness, including following a change of control event. We may be unable to repay all of such indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding notes may therefore require us to refinance our other outstanding debt, which may not be done on commercial reasonable terms, if at all.

We have no plans to pay regular dividends on our ordinary shares, so investors in our ordinary shares may not receive funds without selling their shares.

We do not intend to declare or pay regular dividends on our ordinary shares in the foreseeable future. Instead, we generally intend to invest any future earnings in our business. Subject to Cayman Islands law, our board of directors will determine the payment of future dividends on our ordinary shares, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition and other factors our board of directors deems relevant. Our debt agreements also restrict our ability to pay dividends or other distributions on our equity securities. Accordingly, shareholders may have to sell some or all of their ordinary shares in order to generate cash flow from their investment. Shareholders may not receive a gain on their investment when they sell our ordinary shares and may lose the entire amount of their investment.

Our stock price has historically been volatile and the future market price for our ordinary shares could continue to be volatile.

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

We are an exempted company incorporated with limited liability under the laws of the Cayman Islands. In addition, most of our directors and executive officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or executive officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Law (2009 Revision) (as the same may be supplemented or amended from time to time) (the “Companies Law”) and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws thus providing significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without re-examination of the merits at common law, provided such judgment:

•	is final and conclusive;

•	is one in respect of which the federal court of the United States had jurisdiction over the defendant according to Cayman Islands conflict of law rules;

•	is either for a liquidated sum not in respect of penalties or taxes or a fine or similar fiscal or revenue obligations or, in certain circumstances, for in personam non-monetary relief; and

•	was neither obtained in a manner, nor is of a kind enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

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

Holders of ordinary shares may have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.

The Cayman Islands has a less developed body of securities laws as compared to the United States and provides significantly less protection to investors. Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize a foreign judgment as the basis for a claim at common law in the Cayman Islands provided such judgment:

•	is given by a competent foreign court;

•	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

•	is final;

•	is not in respect of taxes, a fine or a penalty; and

•	was not obtained in a manner and is not of a kind the enforcement of which is contrary to the public policy of the Cayman Islands.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The description of our property included under “Item 1. Business” is incorporated by reference herein.

We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas, regional operational office in Singapore and a principal marketing office in Dubai. We lease all of these facilities.

Item 3.	Legal Proceedings.

We may be involved in litigation, claims and disputes incidental to our business, which may involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing disputes will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment could have a material adverse effect on our financial position, results of operations or cash flows.

In September 2009, F3 Capital asserted that we had breached agreements and understandings with F3 Capital regarding the maximum number of ordinary shares we would sell in our public offering in August 2009. F3 Capital indicated that it believed that it was damaged by the issuance of shares in excess of this amount. We disagree with F3 Capital’s assertions. We have worked to resolve these matters with F3 Capital and believe that we have done so to each party’s satisfaction, although no assurances can be given as to the ultimate resolution of this dispute.

On December 8, 2009, we received a letter from Pritchard Capital Partners, LLC (“Pritchard Capital”) claiming, pursuant to an engagement letter among us, OGIL and Pritchard Capital that it had the right to participate in our December 2009 13 1/2% Senior Secured Notes offering and to receive at least thirty percent of the fees the initial purchasers would receive. We did not pay any fees to Pritchard Capital, and we do not believe that Pritchard Capital is entitled to any fees in connection with this offering. If Pritchard Capital makes a claim we intend to defend ourselves vigorously.

Item 4.	Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

On June 13, 2008, as a result of the completion of our transaction with Vantage Energy Services, Inc., (“Vantage Energy”), each unit, share of common stock and warrant of Vantage Energy was converted into one unit, ordinary share or warrant of the Company. Since June 13, 2008, our units, ordinary shares and warrants have been quoted on the NYSE Amex under the symbols “VTG-U,” “VTG” and VTG-WT,” respectively.

The following table sets forth the range of the high and low sale prices for our ordinary shares and the common stock of Vantage Energy for the periods indicated.

	Common Stock / Ordinary Shares
	High	Low
Year Ending December 31, 2010:
First quarter (March 3, 2010)	$1.77	$1.29

Year Ending December 31, 2009
Fourth quarter	$2.10	$1.56
Third quarter	$1.94	$1.36
Second quarter	$2.50	$1.01
First quarter	$1.73	$0.70

Year Ending December 31, 2008:
Fourth quarter	$3.18	$0.60
Third quarter	$8.77	$2.70
Second quarter
Company Ordinary Shares (from June 13, 2008)	$9.39	$7.86
Vantage Energy Common Stock (prior to June 13, 2008)	$8.74	$7.45
First quarter	$7.62	$7.30

As of March 1, 2010, there were approximately eight holders of record of our units, approximately 20 holders of record of our ordinary shares and approximately seven holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

We have not paid dividends on our ordinary shares to date and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for the continued growth of our operations. The payment of future dividends, if any, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. We are subject to certain restrictive covenants under the terms of the agreements governing our indebtedness, including restrictions on our ability to pay any cash dividends.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2009.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares and the common stock of Vantage Energy from June 8, 2007 to December 31, 2009. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on June 8, 2007 and that all dividends were reinvested on the date of payment.

Indexed Returns

	First Trade June 8, 2007	December 31, 2007	December 31, 2008	December 31, 2009
Vantage Drilling Company	$100.00	$102.01	$14.77	$21.61
S&P 500 Index	$100.00	$97.39	$59.91	$73.96
DJ U.S. Oil Equip & Service Index	$100.00	$117.23	$48.31	$78.36

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

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 6. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$111,493	$913	$—
Operating costs, excluding impairment and terminations costs	66,228	5,365	—
General and administrative expenses	15,690	9,334	937
Depreciation and amortization	11,218	101	10
Impairment and termination costs (1)	—	38,286	—

Income (loss) from operations	18,357	(52,173)	(947)
Other income (expense)	(7,546)	4,125	7,699

Income (loss) before income taxes	10,811	(48,048)	6,752
Income tax provision (benefit)	1,972	(670)	2,299

Net income (loss)	$8,839	$(47,378)	$4,453

Earnings (loss) per share
Basic	$0.07	$(0.78)	$0.16
Diluted	$0.07	$(0.78)	$0.14
Other Financial Data
EBITDA (2)	$30,184	$(51,986)	$(937)
Adjusted EBITDA (3)	30,184	(13,700)	(937)
EBITDA Reconciliation
Net income (loss)	$8,839	$(47,378)	$4,453
Interest (income) expense	8,155	(4,039)	(7,699)
Income tax provision (benefit)	1,972	(670)	2,299
Depreciation	11,218	101	10

EBITDA (2)	30,184	(51,986)	(937)
Inpairment and termination costs (1)	—	38,286	—

Adjusted EBITDA (3)	$30,184	$(13,700)	$(937)

Balance Sheet Data
Cash and cash equivalents	$44,855	$18,257	$274,372
Total current assets	81,220	23,520	274,459
Property and equipment, net	888,212	630,896	112
Total other assets	149,747	10,867	1,068
Total assets	1,119,179	665,283	275,639
Total current liabilities	64,043	35,832	9,230
Long-term debt	378,078	133,000	—
Ordinary shares, subject to possible redemption	—	—	79,287
Shareholders’ equity	677,058	496,451	187,122
Total liabilities and shareholders’ equity	$1,119,179	$665,283	$275,639
Cash Flow Data
Net cash provided by (used in) operating activities	$(3,618)	$(5,830)	$5,196
Net cash used in investing activities	(494,848)	(111,063)	(273,988)
Net cash provided by financing activities	497,901	132,187	270,021

(1)	Includes $10.0 million termination fee related to the DragonQuest (formerly the Titanium Explorer) purchase option and write-off of the book value of the rig when the purchase option was not exercised.

(2)	Earnings before Interest, Taxes and Depreciation and Amortization (“EBITDA”) represents net income (loss) before (i) interest (income) expense, (ii) provision (benefit) for income taxes and (iii) depreciation and amortization expense. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.
(3)	Adjusted EDITDA represents EBITDA adjusted to exclude impairment and termination costs. EBITDA and Adjusted EBITDA, which are non-GAAP financial measures as defined under the rules of the SEC, are not substitutes for net income, operating income or any performance measure derived in accordance with GAAP. We believe EBITDA and Adjusted EBITDA are commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2009 and 2008, and our results of operations for the years ended December 31, 2009, 2008 and 2007. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international drilling company focused on developing and operating a fleet of high-specification drilling rigs. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. We completed our business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”). In accordance with generally accepted accounting principles, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination. Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling, OGIL and subsidiaries included as of June 12, 2008.

On November 18, 2008, one of our wholly-owned subsidiaries and F3 Capital entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) regarding the outstanding obligations for the Platinum Explorer and DragonQuest (formerly the Titanium Explorer). Pursuant to the terms of the Restructure Agreement, we acquired forty-five percent (45%) of Mandarin for payments in the aggregate of approximately $190.0 million, of which $40.0 million had previously been paid pursuant to an interim agreement, and our issuance of warrants to purchase up to purchase up to 1,983,471 of our ordinary shares at $2.50 per share. In order for us to fund the purchase, F3 Capital exercised the 25.0 million warrants that were issued to it in connection with the acquisition of OGIL. As the exercise of the warrants was contingent upon our agreement to fund the acquisition and issue the additional warrants, we treated the transactions as one integrated transaction with a fair value of approximately $44.0 million.

As of March 8, 2010, our fleet includes four ultra-premium jackup rigs, three ultra-deepwater drillships and two deepwater semisubmersibles. The following table sets forth certain information concerning our owned and managed offshore drilling fleet as of March 16, 2010:

Name	Ownership	Year Built / Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	45%	2010	12,000	40,000	Under construction
DragonQuest	—	2011	12,000	40,000	Under construction
Cobalt Explorer	—	2013	12,000	40,000	Future construction

Semisubmersibles (2)
Semi I	—	2010	10,000	40,000	Under construction
Semi II	—	2011	10,000	40,000	Under construction

(1)	We are currently overseeing the construction of these drillships pursuant to construction supervision agreements and upon completion of construction; we will operate these drillships for the respective owners pursuant to management services agreements.
(2)	We are currently overseeing the construction of these semisubmersibles. Upon completion of construction, we expect to operate these semisubmersibles for the respective owners pursuant to management services arrangements.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for demand for our services; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. The global financial crisis of late 2008 and 2009 and resulting reduction in global economic activity resulted in a decline in demand for oil and natural gas. Oil prices decreased dramatically from the record highs in excess of $140 per barrel in July 2008 through the first quarter 2009 when oil was less than $40 per barrel. Since March 2009 to the present, the price of oil has recovered to approximately $80 per barrel which we believe will stimulate increased investment by our customers in offshore drilling. However, the rate at which our customers will increase their budgets and initiate new drilling programs is still subject to the perceived volatility in the price of oil and their access to financing. The global financial crisis has significantly reduced the availability of capital to businesses in the near-term, and the longer term implications for our industry are uncertain at present.

The outlook for the jackup fleet will be impacted by several factors, including the increased supply of premium jackups, the geographic concentration of the newbuild jackup rigs in the markets we operate in, other newbuild operators’ desire to obtain long-term work to secure future cash flows, customers’ desire to take advantage of current market conditions to upgrade the quality of the rig fleet they contract, the timing and number of jackup rigs removed from the worldwide marketed fleet and ultimately by the level of commitment by exploration and development companies to continue drilling.

Despite the global economic downturn and the volatility in oil and natural gas prices, demand for deepwater and ultra-deepwater drillships and semisubmersible drilling units continues to remain firm. Given that deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. Significant recent oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India are expected to further increase the demand for deepwater and ultra-deepwater drillings rigs. We believe there are approximately 58 deepwater and ultra-deepwater semisubmersibles and drillships currently scheduled for delivery through the end of 2011. While current day rates have declined from the record high day rates of 2008, we anticipate that demand and day rates for deepwater and ultra-deepwater units will continue to be firm; however a prolonged global economic downturn could adversely impact demand and prices for oil and natural gas and cause a decrease in day rates and utilization levels for these types of rigs.

We have agreements to manage the construction and operations of two ultra-deepwater semisubmersibles. These agreements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the agreements. The semisubmersibles are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 30,000 ft. Pursuant to the agreements, during the construction phase we will receive an annual management and overhead fee and reimbursement of defined direct costs. During the operating phase, we will be paid management fees consisting of a fixed operating fee and participation in revenues and cash flows.

In December 2008, we received a letter of award for a five year contract for the Platinum Explorer to work offshore India, subject to certain conditions which were satisfied in January 2009. The rig is anticipated to begin operations at the beginning of 2011, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.1 billion in revenue, excluding revenues for mobilization and client reimbursables over the term of the contract. The contract contains operational requirements customary to the drilling industry.

In February 2009, we received an eight year contract for the DragonQuest drillship to work in the Gulf of Mexico, although the customer has the right to work the drillship on a worldwide basis. The rig is anticipated to begin operations in the middle of 2011, following the completion of its construction and commissioning activities in Korea. The contract is expected to generate approximately $1.6 billion in revenue, excluding revenues for costs escalation, mobilization and client reimbursables over the term of the contract. The contract contains operational requirements customary to the drilling industry.

In June 2009, we were awarded a contract for the Sapphire Driller, for a drilling program in West Africa with an anticipated duration of four months. The contract commenced in August 2009 following the completion of Sapphire Driller’s construction and commissioning activities in Singapore and mobilization to West Africa. Estimated revenues to be generated over the term of the contract, net of taxes were approximately $15.0 million. Additionally, the customer has signed a second contract with us for an ultra-premium jackup rig for a 2011 drilling program in West Africa with an estimated duration of 6 to 12 months.

During a preload test in October 2009, the Sapphire Driller experienced a penetration of the sea floor by one of its legs, which is referred to as a “punchthrough.” Damage to the Sapphire Driller was minimal and no crew members were injured. During the time out of service for the repair, we did not earn approximately $4.5 million of revenue but continued to incur operating costs and overhead. The cost of repairs was approximately $4.7 million, which was below our insurance deductible and was paid out of our available cash. In December 2009, we entered into a settlement agreement with our customer which amended the terms of our two drilling contracts with them and included a waiver by both parties for all claims against the other party which related directly or indirectly to the punchthrough. The first drilling contract was amended to provide a schedule of standby rates for the period from when the Sapphire Driller went back into service, December 10, 2009, until an alternative well site could be prepared as we were not able to go back on location in the vicinity of the well where the punchthrough occurred. The second contract was amended to add a third well extending the firm contract period to 240 days and moving the commencement date from 2011 to September 2010, subject to availability. In consideration of extending the contract and the earlier commencement date, the dayrate on the second contract was reduced to $120,000, as compared to the previously contracted dayrate of $132,500.

In September 2009, we received a drilling contract for the Sapphire Driller in West Africa with an estimated duration of five months, with operations expected to commence in the first quarter of 2010. The contract will remain in effect until the Sapphire Driller has drilled and completed four wells. The contract also has options for two additional wells. The estimated revenue over the initial term of the contract is approximately $17.3 million.

In October 2009, we signed a drilling contract for the Aquamarine Driller to drill one well in Pakistan, which commenced in January 2010. The estimated duration of the well is three months and total estimated revenue including the mobilization fee is approximately $13.9 million.

In December 2009, we entered into another drilling contract for the Aquamarine Driller to drill a two well program in the Philippines. Each of the wells is anticipated to require approximately 30 days to complete and the customer has the option to perform an extended well test. The contract pays us an initial dayrate of $120,000 per day once drilling operations have commenced, which will be reduced during the extended well test to reflect our reduction in costs. The contract may be initially extended for an additional ten months after the end of the primary term at the same dayrate. The customer also has the option to extend the contract for a second period of twelve months, during which the dayrate will be based on the then market rate of jackup rigs of a similar class in Southeast Asia. Under the terms of the contract, we are also entitled to certain cost reimbursements and a $20,000 per day bonus should certain production targets be met.

In January 2010, the Topaz Driller was awarded a contract by an international oil and gas company to begin a drilling program in Southeast Asia. The terms of the contract call for the Topaz Driller to drill three wells plus an optional well. The anticipated duration of the drilling program for the first three wells is seven months. This contract commenced in March 2010 following the mobilization of the Topaz Driller from Singapore.

Results of Operations

2009 compared to 2008

Until the acquisition of OGIL, we generated non-operating income in the form of interest income on the cash held in our trust account. With the acquisition of OGIL, we established an operational base in Singapore to oversee the construction of the rigs and for operation of the rigs upon completion of construction. The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig completed construction in June 2009 and began operating under its first contract in August 2009. Our third jackup rig was delivered in September 2009, and commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and commenced operating in March 2010 after completing final commissioning.

Revenue: For the year ended December 31, 2009, revenues were approximately $111.5 million. The Emerald Driller began its initial two-year drilling contract in February 2009 and operated throughout the remainder of the year generating approximately $56.6 million in contract drilling revenue. The Sapphire Driller began its initial contract in late August 2009 and generated $8.4 million in drilling revenue. We also received a $5.0 million mobilization fee on the Sapphire Driller. Our construction oversight services for the three drillships and two semisubmersibles generated $18.8 million in revenues for the year ended December 31, 2009 as compared to $825,000 for 2008. We record reimbursements from customers for “rebillable” costs and expenses as revenue and the related direct costs as operating expenses. For 2009, reimbursable revenue was $22.7 million as compared to $88,000 for 2008.

Operating Expenses: For the year ended December 31, 2009, we incurred total operating expenses of approximately $66.2 million, which included $29.6 million related to the Emerald Driller and Sapphire Driller operations. During a preload test in October 2009, the Sapphire Driller experienced a penetration of the sea floor by one of its legs, which is referred to as a “punchthrough.” Damage to the Sapphire Driller was minimal and no crew members were injured. During the time out of service for the repair, we did not earn approximately $4.5 million of revenue but continued to incur operating costs and overhead. The cost of repairs was approximately $4.7 million, which was below our insurance deductible and was paid out of our available cash. Additionally we incurred expenses of $35.6 million for our Singapore operations base and our deepwater construction oversight projects, of which, approximately $21.2 million was for reimbursable expenses. For the year ended December 31, 2008, we had $5.4 million of operating expenses related to our Singapore operations. The 2008 expenses were related to the opening of our Singapore office where our jackup rigs were being constructed. Prior to the June 2008 acquisition of OGIL, we had no operating assets or bases.

General and Administrative Expenses: General and administrative expenses were approximately $15.7 million for the year ended December 31, 2009 as compared to $9.3 million in 2008. The increase in 2009 over 2008 was primarily due to the acquisition of OGIL in June 2008. Following the acquisition of OGIL, we increased the corporate staffing to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company. In 2009, we have recognized increased expenses related to compensation due to increased number of employees, travel expenses, professional fees, compliance expenses, information technology expenses related to the expansion of our ERP software system, network and communications systems and insurance expense. Prior to the acquisition of OGIL, our general and administrative expenses were limited to evaluating potential acquisitions and the administrative expenses associated with being a development stage public company.

Depreciation Expense: Depreciation expense for the year ended December 31, 2009 increased $11.1 million over 2008 primarily because we began depreciating the Emerald Driller in February 2009 and the Sapphire Driller in September 2009 as both rigs began operations on their initial drilling contracts. Additionally, in 2009 we recognized depreciation expense related to our ERP software system, office related equipment and leasehold improvements. Depreciation expense for year ended December 31, 2008 was related primarily to office equipment and leasehold improvements.

Interest Income: Interest income decreased $4.1 million in 2009 as compared to 2008 as a result of having lower cash balances available for investment in 2009 as compared to 2008. Vantage Energy, our predecessor, completed its initial public offering of approximately $270.0 million in May 2007. These funds were held in trust and substantially all the proceeds were invested in interest bearing securities until June 2008 when they were released in connection with the OGIL acquisition.

Interest expense: Interest expense increased $8.1 million in 2009 as compared to 2008 primarily due to the interest expense related to the debt on the Emerald Driller and the Sapphire Driller. All interest expense related to the jackup rigs was capitalized while the rigs were under construction. We capitalized $23.8 million of interest in 2009 as compared to $3.9 million in 2008.

2008 compared to 2007

Until the acquisition of OGIL, we generated non-operating income in the form of interest income on the cash held in our trust account. With the acquisition of OGIL, we established an operational base in Singapore to oversee the construction of the rigs and for operation of the rigs upon completion of construction.

Revenue: In 2008, we generated revenue of approximately $913,000 consisting primarily of $825,000 of fees for construction oversight services provided to Mandarin and $88,000 for services to our customer related to the preparation of the Emerald Driller to initiate operations in 2009. We did not recognize any revenue in 2007.

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

Impairment and Termination Costs: Our option to purchase the DragonQuest expired on November 30, 2008 and we recognized the $10.0 million termination fee related to the purchase option. Additionally, we wrote off the $28.3 million book value related to the rig when we did not exercise the purchase option. The $28.3 million book value represented the estimated fair market value of the option on June 12, 2008 when we acquired the option in the OGIL acquisition. At that time, oil prices were at peak levels and financing for the drillship was expected to be available. During the period from the date of acquisition to the expiration date, there was an unprecedented fall in oil prices and the global credit crisis made financing unavailable; accordingly, the option lost significant value.

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

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of approximately $17.2 million. Included in current liabilities is $14.0 million in short-term debt to F3 Capital which F3 Capital has agreed to convert into 14,577,435 ordinary shares, subject to shareholder approval. These shares were issued in January 2010 and the short-term debt was cancelled.

As of December 31, 2009, we had approximately $16.0 million of cash available for general corporate purposes. Additionally, we have established a $28.6 million debt reserve and posted approximately $280,000 cash as collateral for bid tenders, which is classified as restricted cash in our consolidated balance sheet.

On January 9, 2009, we sold 5,517,241 ordinary shares to F3 Capital in consideration for $8,000,000 based on the preceding 5-day average of $1.45 per share. The proceeds were used to fund our portion of the collateral for a performance bond and for general corporate purposes. No commission or similar remuneration was paid in connection with the sale.

On June 5, 2009, we sold 17,769,535 ordinary shares in a private placement for gross proceeds of approximately $25.7 million. The net proceeds, after offering costs, of approximately $25.0 million were used for working capital, capital expenditures and general corporate purposes. In connection with the private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

On September 1, 2009, we sold 48,387,000 ordinary shares in a public offering at $1.55 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $70.4 million, along with the proceeds from the Aquamarine Driller debt financing discussed below, were used to fund the final construction payment for the Aquamarine Driller, purchase spare parts and inventory and for working capital and general corporate purposes. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 6,742,050 additional ordinary shares on September 9, 2009. The net proceeds, after underwriter’s discount and commissions, of $9.9 million were used for working capital and general corporate purposes.

On January 22, 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $41.2 million, will be used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares on February 12, 2010. The net proceeds, after underwriter’s discount and commissions, of $5.8 million will be used for working capital and general corporate purposes.

Short-term Debt: On December 22, 2008, F3 Capital made an unsecured loan to us in the principal amount of $10.0 million and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for 10,655,866 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.952 per share. The issuance of the shares for settlement of the amounts due under the loan was subject to shareholder approval.

On March 3, 2009, we entered into a loan agreement with F3 Capital under which F3 Capital made a $4.0 million unsecured loan to us. F3 Capital elected to convert amounts outstanding under the loan agreement into 3,921,569 ordinary shares at a price equal to the closing price of the ordinary shares on the preceding day, March 2, 2009, which was $1.02 per share subject to shareholder approval.

Shareholders approved both of the transactions in December 2009 and the ordinary shares were issued in January 2010. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

Long-term Debt: As of December 31, 2009, our long-term debt was composed of the following:

	December 31,
	2009	2008
	(In thousands)
Credit Agreement
Emerald Driller term loan	$73,461	$80,000
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	78,000	49,000
Aquamarine Term Loan	101,638	—
13 1/2% Senior Secured Notes, net of discount of $4,021	130,979	—

	394,078	139,000
Less current maturities of long-term debt	(16,000)	(6,000)

Long-term debt	$378,078	$133,000

On June 12, 2008, we entered into a $440.0 million Credit Agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs, which was subsequently amended on December 22, 2008 and July 31, 2009 under which only the Emerald Driller and the Sapphire Driller were financed . The Credit Agreement required each of the jackup rigs be placed in a separate entity, which is the Emerald Driller Company and Sapphire Driller Company (each individually a “Borrower”). The Credit Agreement requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire

Driller be applied to repay the outstanding advances under the Credit Agreement and limits the amount of capital expenditures that we can make during any fiscal year for these two rigs. We are subject to other restrictive covenants under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants of the Credit Agreement at December 31, 2009.

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after September 10, 2016. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined in the Credit Agreement will be applied first to any outstanding term loan and second to any outstanding revolving loan. As of December 31, 2009, we had $7.8 million in escrow to fund future debt service.

The interest rate for each loan under the credit agreement is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. Each loan is secured by a lien on substantially all of the assets of the Borrowers and the guarantors, including all of the equity interests of certain of our subsidiaries whose jurisdiction or organization is the Cayman Islands, and all of our equity interests in Vantage Energy, but excluding all our equity interests in its subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps with an aggregate notional value of $90.8 million, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings for the Emerald Driller. We did not recognize any hedge ineffectiveness in income during 2009 related to these interest rate swaps. At December 31, the interest rate swaps represented a liability of $498,000, which is included in current accrued liabilities in our consolidated balance sheet, with a corresponding increase in other comprehensive loss. Our remaining borrowings under the Credit Agreement are currently bearing interest at floating rates of LIBOR plus 4.5% to 5.5%.

In September 2009, our wholly-owned subsidiary consummated the Aquamarine Term Loan with a lender for $100.0 million. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which increases the amount owed under the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender will hold a first priority security interest in the Aquamarine Driller and will be entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The loan agreement has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. As required under the Aquamarine Term Loan, as of December 31, 2009, we had $11.6 million in escrow for future interest payments and to pre-fund future operating and maintenance expenses of the Aquamarine Driller.

In December 2009, a wholly-owned subsidiary issued $135.0 million aggregate principal amount of its 13 1/2% Senior Secured Notes due 2013 under an indenture. The notes were issued at a price equal to 97.00% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and any future restricted subsidiaries. Gross proceeds, before deducting fees and related expenses, were approximately $131.0 million. We used approximately $123.2 million to make the final construction payment on the Topaz Driller, with the balance to be used for general corporate purposes. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes on the interest method.

Principal payments of $10.0 million will be made on the notes commencing on June 15, 2011 and every six months thereafter, with the final amortization payment on December 15, 2013. The notes will bear interest from the date of their issuance at the rate of 13 1/2% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on June 15, 2010. As of December 31, 2009, we have escrowed $9.1 million for the first interest payment on the notes.

The notes may be redeemed, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the notes redeemed, to the applicable redemption date:

For the Period Below	Percentage
From the Issue Date until December 14, 2010	104.0%
From December 15, 2010 until June 14, 2011	105.0%
From June 15, 2011 until June 14, 2012	107.0%
From June 15, 2012 until December 14, 2012	105.0%
From December 15, 2012 until June 14, 2013	103.0%
From June 15, 2013 until December 15, 2013	100.0%

If a change of control, as defined in the indenture, occurs each holder of notes will have the right to require the repurchase all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

The indenture governing the notes, among other things, limits our wholly-owned subsidiary and any future restricted subsidiaries’ ability and, in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the wholly-owned subsidiary; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of the issue date, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

Mandarin Drilling Corporation, Joint Ownership Company Obligations. We entered into a Shareholders Agreement with F3 Capital with respect to Mandarin. In the Shareholders Agreement we and F3 Capital have also agreed to endeavor to obtain financing for the final payment due to DSME of approximately $504.0 million and additional development costs associated with preparing the Platinum Explorer for service. We estimate that an additional $120.0 million of non-shipyard capital expenditures is required to equip and commission the drillship for service. We have agreed with F3 Capital to provide these additional funds in accordance with our respective ownership interests in Mandarin We have been paying the shipyard oversight costs and procuring equipment and F3 Capital has been reimbursing us for its share of these costs. The Shareholders Agreement also contains a buy-sell agreement in which one party may offer to purchase the interest of the other party for a price specified in the offer. The party receiving the offer may elect to purchase the interest of the offering party for the specified price, or sell its interest for the offered price.

Under the terms of the Shareholders Agreement, F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates; F3 Capital is responsible for the additional interest and exchange rate fluctuations.

Contingent Obligations. We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.

In September 2009, F3 Capital asserted that we had breached agreements and understandings with F3 Capital regarding the maximum number of ordinary shares we would sell in our public offering in August 2009. F3 Capital indicated that it believed that it was damaged by the issuance of shares in excess of this amount. We disagree with F3 Capital’s assertions. We have worked to resolve these matters with F3 Capital and believe that we have done so to each party’s satisfaction, although no assurances can be given as to the ultimate resolution of this dispute.

On December 8, 2009, we received a letter from Pritchard Capital claiming, pursuant to an engagement letter among us, OGIL and Pritchard Capital that it had the right to participate in our December 2009 13 1/2% Senior Secured Notes offering and to receive at least thirty percent of the fees the initial purchasers would receive. We did not pay any fees to Pritchard Capital, and we do not believe that Pritchard Capital is entitled to any fees, in connection with this offering. If Pritchard Capital makes a claim, we intend to defend ourselves vigorously.

As of December 31, 2009, we were obligated under leases, with various expiration dates, for certain office space, housing and vehicles. Future minimum rentals under these operating leases having initial or remaining terms in excess of one year total $3.3 million for 2010 and $1.1 million for 2011. Rental expense related to these leases was approximately $3.1 million, $664,000 and $63,000 for the three years ended December 31, 2009, 2008 and 2007, respectively.

Off-Balance Sheet Arrangements, Commitments and Guarantees

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

In connection with the June 2009 private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2009. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	For the Years Ending December 31,
	Total	2010	2011-2012	2013-2014	After 5 Years
	(In thousands)
Principal payments on Credit Facility (1)	$161,461	$16,000	$32,000	$32,000	$81,461
Principal payments on Aquamarine Term Loan (2)	140,000	—	—	140,000	—
Principal payments on Senior Secured Notes (2)	135,000	—	40,000	95,000	—
Operating lease payments (3)	4,417	3,335	1,082	—	—
Purchase obligations (4)	13,703	13,703	—	—	—
Drillship construction agreement (5)	226,820	226,820	—	—	—

Total as of December 31, 2009	$681,401	$259,858	$73,082	$267,000	$81,461

(1)	Amounts represent the scheduled principal amortization payments on our Credit Facility. We anticipate that a portion of our excess cash flows, as defined in the Credit Facility, will accelerate the principal amortization.
(2)	Amounts represents the accreted value of the debt at maturity.
(3)	Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.
(4)	Includes approximately $9.6 million related to jackup construction project and other jackup equipment and $4.1 million related to the drillship construction project. This amount does not include our share of the estimated $120.0 million in commissioning and other costs for the Platinum Explorer as those costs have not yet been committed.
(5)	Pursuant to the Restructure Agreement, our total cash obligation is 45% of the final payment of $504.0 million, plus 45% of any change orders and future costs.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in accordance with generally accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in Management’s Discussion and Analysis where such policies affect our reported and expected financial results.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

We record reimbursements from customers for “rebillable” costs and expenses as revenue and the related direct costs as operating expenses.

Property and Equipment: Consists of the values of our drilling rigs, including the ones under construction, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis as of the date placed in service. Other assets are, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized for the years ended December 31, 2009 and 2008 was $23.8 million and $3.9 million, respectively. There was no interest capitalization in 2007.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are capitalized and amortized over the term of the related financing facility.

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $5.0 million of share-based compensation expense, net of capitalized amounts of approximately $347,000, for the year ended December 31, 2009. For the year ended December 31, 2008, we recognized $2.4 million of share-based compensation expense, net of capitalized amounts of $134,000. We did not recognize any share-based compensation expense in 2007.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards No. 168), “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” The ASC has become the single, official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. As the ASC does not change or alter existing U.S. GAAP, it did not have an impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. Prior to February 2009, we did not engage in any substantive commercial business. Our first jackup rig began operating under a two-year contract in February 2009 and our second jackup rig began operating under its initial contract in August 2009. Although the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant in 2009, they will become more significant as our other jackup rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At December 31, 2009, we had $161.5 million of variable rate debt outstanding. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 4.5% to 5.5%. Based upon the December 31, 2009 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in interest expense of approximately $1.6 million. Also, any cash investments would earn commensurately higher rates of return if interest rates increase.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Since our first rig began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At December 31, 2009, we did not have any open foreign exchange derivative contracts.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheets of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vantage Drilling Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vantage Drilling Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas

March 16, 2010

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$15,992	$16,557
Restricted cash	28,863	1,700
Trade receivables	17,536	3,186
Inventory	10,789	—
Prepaid expenses and other current assets	8,040	2,077

Total current assets	81,220	23,520

Property and Equipment
Property and equipment	899,541	631,008
Accumulated depreciation	(11,329)	(112)

Property and equipment, net	888,212	630,896

Other Assets
Investment in joint venture	120,306	—
Other assets	29,441	10,867

Total other assets	149,747	10,867

Total assets	$1,119,179	$665,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,931	$3,827
Accrued liabilities	14,285	14,766
Short-term debt	17,827	11,239
Current maturities of long-term debt	16,000	6,000

Total current liabilities	64,043	35,832

Long-term debt, net of discount of $4,021	378,078	133,000
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 187,277 and 75,708 shares issued and outstanding	187	76
Additional paid-in capital	714,486	542,331
Accumulated deficit	(37,117)	(45,956)
Accumulated other comprehensive loss	(498)	—

Total shareholders’ equity	677,058	496,451

Total liabilities and shareholders’ equity	$1,119,179	$665,283

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues
Contract drilling services	$69,919	$—	$—
Management fees	18,830	825	—
Reimbursables	22,744	88	—

Total revenues	111,493	913	—

Operating costs and expenses
Operating costs, excluding impairment and termination costs	66,228	5,365	—
General and administrative	15,690	9,334	937
Depreciation	11,218	101	10
Impairment and termination costs	—	38,286	—

Total operating costs and expenses	93,136	53,086	947

Income (loss) from operations	18,357	(52,173)	(947)
Other income (expense)
Interest income	23	4,095	7,699
Interest expense	(8,178)	(56)	—
Other income	609	86	—

Total other income (expense)	(7,546)	4,125	7,699

Income (loss) before income taxes	10,811	(48,048)	6,752
Income tax provision (benefit)	1,972	(670)	2,299

Net income (loss)	$8,839	$(47,378)	$4,453

Earnings per share
Basic	$0.07	$(0.78)	$0.16
Diluted	$0.07	$(0.78)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2006	7,500	$8	$17	$—	$—	$25
Issuance of ordinary shares and warrants in private placement	375	—	6,000	—	—	6,000
Issuance of ordinary shares and warrants to public stockholders	34,500	35	179,142	—	—	179,177
Issuance of ordinary shares to founding shareholders	375	—	—	—	—	—
Change in value of ordinary shares subject to possible redemption	—	—	—	(2,534)	—	(2,534)
Net income	—	—	—	4,453	—	4,453

Balance, December 31, 2007	42,750	43	185,159	1,919		187,121
Change in value of ordinary shares subject to possible redemption	—	—	—	(497)	—	(497)
Issuance of ordinary shares and warrants for acquisitions	33,333	33	274,967	—	—	275,000
Reclassification of ordinary shares subject to possible redemption	—	—	79,784	—	—	79,784
Share-based compensation expense	—	—	2,421	—	—	2,421
Net loss	—	—	—	(47,378)	—	(47,378)

Balance December 31, 2008	76,083	76	542,331	(45,956)	—	496,451
Issuance of ordinary shares in private placement	5,517	6	7,994	—	—	8,000
Issuance of ordinary shares in settlement of termination fee	7,299	7	9,993	—	—	10,000
Exercise of warrants	25,000	25	149,975	—	—	150,000
Adjustment to fair value of warrants exercised	—	—	(107,500)	—	—	(107,500)
Valuation of new warrants issued for acquisition	—	—	1,492	—	—	1,492
Issuance of ordinary shares in private placement	17,770	18	24,935		—	24,953
Issuance of ordinary shares in public offering, net	55,129	55	80,236	—	—	80,291
Vesting of equity awards	479	—	—	—	—	—
Interest rate swap valuation	—	—	—	—	(498)	(498)
Share-based compensation expense	—	—	5,030	—	—	5,030
Net income	—	—	—	8,839	—	8,839

Balance December 31, 2009	187,277	$187	$714,486	$(37,117)	$(498)	$677,058

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,839	$(47,378)	$4,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	11,218	101	10
Amortization of debt financing costs	1,486	513	—
Share-based compensation expense	5,030	2,420	—
Accretion of long-term debt	1,638	—	—
Amortization of senior notes discount	29	—	—
Deferred income tax benefit	746	(2,059)	(311)
Write-off of asset value, net	—	28,286	—
Changes in operating assets and liabilities:
Restricted cash	(27,163)	(1,700)	—
Trade receivables	(14,350)	(3,277)	—
Inventory	(10,789)	—	—
Prepaid expenses and other current assets	(5,963)	(1,618)	93
Other assets	(406)	—	—
Accounts payable	12,104	3,765	62
Accrued liabilities	9,021	13,877	889
Short-term debt	4,942	1,240	—

Net cash used in operating activities	(3,618)	(5,830)	5,196

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	—	(213,397)	—
Additions to property and equipment	(337,444)	(170,775)	(122)
Investment in joint venture	(157,404)	—	—
Deferred acquisition costs	—	—	(757)
Restricted cash held in trust account	—	273,109	(273,109)

Net cash used in investing activities	(494,848)	(111,063)	(273,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreements	141,821	139,000	—
Proceeds from the issuance of senior secured notes, net of discount of $4,021	130,950	—	—
Repayment of long-term debt	(19,360)	—	—
Proceeds from issuance of ordinary shares in private placement, net	24,953	—	—
Proceeds from issuance of ordinary shares in public offering, net	80,291	—	—
Proceeds from warrant exercise in connection with joint venture	150,000	—	—
Proceeds from short-term notes payable-shareholders	4,000	—	—
Repayment of short-term debt	(2,354)	—	—
Debt financing costs	(12,400)	(8,533)	—
Advances from stockholders of OGIL	—	3,300	—
Repayments of advances from stockholders of OGIL	—	(3,300)	—
Proceeds from issuance of ordinary shares and warrants in private placement	—	—	6,000
Proceeds from issuance of ordinary shares and warrants to public stockholders	—	—	255,930
Proceeds from deferred underwriters fee	—	—	8,280
Repayment of deferred underwriters fee	—	(8,280)	—
Proceeds from notes payable-shareholders	—	10,000	86
Repayment of notes payable-shareholders	—	—	(275)

Net cash provided by financing activities	497,901	132,187	270,021

Net increase (decrease) in cash and cash equivalents	(565)	15,294	1,229
Cash and cash equivalents—beginning of period	16,557	1,263	34

Cash and cash equivalents—end of period	$15,992	$16,557	$1,263

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$28,836	$2,476	$—
Interest capitalized (non-cash)	(23,813)	(3,942)	—
Taxes	2,958	1,750	2,300
Non-cash investing and financing transactions:
Issuance of ordinary shares for performance deposit	$8,000	$—	$—
Issuance of ordinary shares in settlement of termination fee	10,000	—	—
Adjustment to consideration for fair value of warrants	106,008	—	—
Increase (decrease) in ordinary shares, subject to possible redemption	—	(79,287)	79,287
Issuance of ordinary shares and warrants for acquisition	—	(275,000)	—

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In order to accommodate the restrictions placed on us by the First Amendment and Second Amendment, the builder agreed to defer all significant installment payments on the Aquamarine Driller and Topaz Driller until delivery of the rigs. In connection with our efforts to obtain alternative sources of financing, on September 1, 2009 we completed a public offering of 48.4 million ordinary shares for proceeds, net of offering costs and underwriters’ discount, of approximately $70.4 million. On September 9, 2009, the underwriters exercised their overallotment option pursuant to which we sold an additional 6.7 million shares for proceeds, net of offering costs and underwriters’ discount, of approximately $9.9 million.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the funding of the Aquamarine Term Loan, the lenders under the Credit Agreement released all liens and collateral associated with the Aquamarine Driller.

On December 23, 2009, our wholly-owned subsidiary P2021 Rig Co. (“P2021”) closed a private placement of its $135.0 million aggregate principal amount of 13 1/2% Senior Secured Notes due December 2013. The notes were issued at a price equal to 97.00% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and any of our or P2021’s future restricted subsidiaries. Among other conditions, the indenture governing the notes required the escrow of approximately $9.1 million at closing to cover the first interest payment due on these notes in June 2010, and a $10.0 million contribution from us to P2021 to fund remaining capital and start-up costs for the Topaz Driller. P2021 used the net proceeds from the offering to fund the remaining construction cost of the Topaz Driller and for general corporate purposes.

On January 27, 2010, we completed a public offering of 30.0 million ordinary shares for proceeds, net of offering costs and underwriters’ discount, of approximately $41.2 million. We intend to use the net proceeds we receive from this offering for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares on February 12, 2010. The net proceeds, after underwriter’s discount and commissions, of $5.8 million will be used for working capital and general corporate purposes.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements as of December 31, 2009 and 2008 and for the three years ended December 31, 2009 include the accounts of Vantage Drilling and its majority owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the indicated periods. All such adjustments are of a normal recurring nature Certain previously reported amounts have been reclassified to conform to the current year presentation.

Vantage Drilling completed its business combination with Vantage Energy and OGIL on June 12, 2008 (the “Acquisition”). In accordance with generally accepted accounting principles, Vantage Energy was determined to be the acquirer for purposes of accounting for the business combination. Accordingly, the historical financial statements present the historical financial information of Vantage Energy with the financial information of Vantage Drilling and OGIL included as of June 12, 2008.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash: Consists of cash and cash equivalents established as debt reserves and posted as collateral for bid tenders.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs and is carried at average cost.

Property and Equipment: Consists of the values of our drilling rigs, including the ones under construction, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are being

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis as of the date placed in service. Other assets are, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized for the years ended December 31, 2009 and 2008 was $23.8 million and $3.9 million, respectively. There was no interest capitalization in 2007.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

We record reimbursements from customers for “rebillable” costs and expenses as revenue and the related direct costs as operating expenses.

Rig Certifications: We are required to obtain regulatory certifications to operate our offshore drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Earnings per Share: Basic earnings (loss) per share have been based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted income per share has been computed based on

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	123,421	61,289	28,043
Options	—	—	—
Warrants	—	—	4,477

Adjusted weighted average ordinary shares outstanding for diluted EPS	123,421	61,289	32,520

The calculation of diluted weighted average shares outstanding excludes 42.8 million, 65.4 million and 1.3 million ordinary shares for the years ended December 31, 2009, 2008 and 2007, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $5.0 million of share-based compensation expense, net of capitalized amounts of approximately $347,000, for the year ended December 31, 2009. For the year ended December 31, 2008, we recognized $2.4 million of share-based compensation expense, net of capitalized amounts of $134,000. We did not recognize any share-based compensation expense in 2007.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The carrying amounts of our bank long-term debt obligations approximate their fair values since these bear interest at floating rates. The debt associated with the Aquamarine Driller bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the debt incurs pay-in-kind interest which accretes the value of the debt to $140.0 million at maturity. The 13 1/2% Senior

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Notes issued in connection with the financing of the Topaz Driller were issued at a price equal to 97% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes. We believe the carrying amounts of the debt for the Aquamarine Driller and the Topaz Driller approximates their current fair value.

Derivative Financial Instruments: We use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes.

All derivatives are recorded on our consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with U.S. GAAP. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. Our assessment for hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards No. 168), “Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” The ASC has become the single, official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. As the ASC does not change or alter existing U.S. GAAP, it did not have an impact on our financial position, results of operations or cash flows.

3. Acquisitions

Restructuring of Purchase Agreement for Platinum Explorer and Option for the DragonQuest (formerly the Titanium Explorer)

Our initial strategic plan anticipated that we would raise capital to support the development of the Platinum Explorer and DragonQuest drillships in the form of additional equity and debt financings. The purchase agreement for the Platinum Explorer was for total consideration of $676.0 million and an option to acquire the DragonQuest for $695.0 million. The Platinum Explorer purchase agreement and the DragonQuest option (if exercised) required us to make installment payments of $194.8 million in September 2008 and $208.5 million in November 2008, respectively. Additionally, the DragonQuest option contained a $10.0 million termination fee if we did not exercise the option. We pursued both debt and equity financings to fund these payment obligations, however, as a result of extreme contraction of banking and capital markets resulting from the global financial crises, we were unable to obtain sufficient debt or equity capital on acceptable terms. In September 2008, we made a partial payment of $32.0 million on the Platinum Explorer purchase obligation and began to negotiate a restructuring of the remaining obligations.

In November 2008, we entered into a Share Sale and Purchase Agreement (the “Restructure Agreement”) restructuring the outstanding obligations for the Platinum Explorer and DragonQuest. Pursuant to the Restructure Agreement, we acquired forty-five percent (45%) of Mandarin Drilling Corporation (“Mandarin”), the owner of the Platinum Explorer for cash consideration of $190.0 million ($150.0 million after deducting the

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$32.0 million partial payment made in September 2008 and $8.0 million paid in June 2008) and the issuance of ten year warrants to purchase 1.98 million of our ordinary shares at $2.50 per share. In order for us to fund the purchase, F3 Capital exercised the 25.0 million warrants that were issued to it in connection with the acquisition of OGIL. F3 Capital has commenced the process of updating Mandarin’s share registry to reflect our ownership interest in Mandarin. As the exercise of the warrants was contingent upon our agreement to fund the acquisition and issue the additional warrants, we treated the transactions as one integrated transaction with a fair value of approximately $44.0 million.

The Platinum Explorer is being constructed pursuant to an agreement between Mandarin and Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”). The total shipyard construction price for the Platinum Explorer is approximately $630.0 million to be paid in four installments and the balance of approximately $504.0 million upon delivery, which will be a pro rata obligation of both us and F3 Capital. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates; F3 Capital is solely responsible for the additional interest and exchange rate fluctuations.

Prior to the Restructure Agreement, we had accounted for the costs associated with the Platinum Explorer, including allocated value per the initial OGIL acquisition, as assets under construction. With the termination of the Platinum Explorer purchase agreement and pursuant to applicable accounting rules, we now account for our ownership interest in Mandarin as an investment in a joint venture. The fair value of the consideration, both monetary and nonmonetary, given for our interest in Mandarin is recorded as our investment in Mandarin and will be evaluated for impairment on an annual basis or upon a significant change in the financial condition of Mandarin.

We entered into a Shareholders Agreement with F3 Capital with respect to Mandarin. In the Shareholders Agreement, we and F3 Capital agreed that, among other things, there would be five directors on the board of Mandarin, three of which appointed by F3 Capital, and two of which appointed by us. A meeting of the board of directors of Mandarin was recently held with our representatives and those of F3 Capital in attendance. In the Shareholders Agreement we and F3 Capital also agreed to endeavor to obtain financing for the final payment due to DSME and additional development costs associated with preparing the Platinum Explorer for service, and if such financing is not available, each party will provide funds in accordance with our respective ownership interests in Mandarin. We estimate that an additional $120.0 million of non-shipyard capital expenditures is required to equip and commission the drillship for service. The Shareholders Agreement also contains a buy-sell agreement in which one party may offer to purchase the interest of the other party for a price specified in the offer. The party receiving the offer may elect to purchase the interest of the offering party for the specified price, or sell its interest for the offered price.

The option to purchase the DragonQuest expired on November 30, 2008 and we recognized the $10.0 million termination fee related to the purchase option. F3 Capital agreed to accept 7,299,270 ordinary shares at market price in settlement of the $10.0 million termination fee for the termination of the DragonQuest purchase option. We issued these shares to F3 Capital in April 2009. Additionally, we wrote off the $28.3 million book value related to the rig when we did not exercise the purchase option. The $28.3 million book value represented the estimated fair value of the option on June 12, 2008 when we acquired the option in the OGIL acquisition. At that time, oil prices were at peak levels and financing for the drillship was expected to be available. During the period from the date of acquisition to the option expiration date, there was an unprecedented fall in oil prices and the global financial crisis made financing unavailable; accordingly, the option lost significant value.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have construction supervision agreements that entitle us to payments for supervising the construction of the Platinum Explorer, DragonQuest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice.

As of December 31, 2009, the affiliates of F3 Capital that are parties to these construction supervision contracts have been paying us amounts due under the contracts, except for North Pole Drilling Corporation, the affiliate of F3 Capital that is constructing the Cobalt Explorer. In June 2009, North Pole Drilling and DSME agreed to suspended construction activities on the Cobalt Explorer for one year. We are currently under discussions with North Pole Drilling, to amend the performance obligations of us and F3 Capital under the construction supervision agreement to correspond with the proposed deferred construction of the Cobalt Explorer, and to determine the appropriate amount payable by North Pole Drilling for construction services rendered by us in 2009, which we currently estimate to be approximately $3.0 million.

Drillships Management Agreements

We have agreements to manage the operations of the three drillships. Under the terms of the management agreements, we will be responsible for marketing and operating the Platinum Explorer, DragonQuest and Cobalt Explorer. Once each drillship is operational, these agreements entitle us to receive a fixed fee per day plus a performance fee based on the operational performance of each drillship and marketing fees for every charter agreement we secure on behalf of one of these drillships. Our counterparty to these agreements may terminate their obligations under the relevant agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the relevant drillship is damaged to the point of being inoperable; or (iv) the relevant drillship is sold and no outstanding payments are owed to us.

Semisubmersible Management Agreements

We have agreements to manage the construction and operations of the Semi I and the Semi II. These agreements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the agreements. Pursuant to these agreements, we are entitled to receive a fee of $5.0 million per year per unit, payable in monthly installments, while the semisubmersibles are under construction. Once the Semi I is operational, we are entitled to a fixed fee per day and a performance fee based on the operational performance of the unit. During the construction of the semisubmersibles, the owner may terminate the agreements upon the occurrence of any certain specified events. However, either party may terminate the agreements at any time on seven days notice. The Semi I will likely be delivered after the scheduled drilling contract delivery date which will give the customer the right to terminate its agreements with the owner of the Semi I; however, the customer has given no indication that they intend to do so.

4. Debt

Short-term Debt

On December 22, 2008, F3 Capital made an unsecured loan (the “Loan Agreement”) to the Company in the principal amount of $10.0 million and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, subject to shareholder approval, F3 Capital agreed to settle the outstanding principal and interest owed under the Loan Agreement for 10,655,866 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.952 per share.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 3, 2009, we entered into a loan agreement (the “Second Loan Agreement”) with F3 Capital under which F3 Capital made a $4.0 million unsecured loan to us. Subject to shareholder approval, F3 Capital elected to convert amounts outstanding under the Second Loan Agreement into 3,921,569 ordinary shares at a price equal to the closing price of the ordinary shares on the preceding day, March 2, 2009, which was $1.02 per share.

Shareholders approved both of the transactions in December 2009 and the ordinary shares were issued in January 2010. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of December 31, 2009, we had short-term debt of approximately $3.8 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.97%.

Long-term Debt

As of December 31, 2009, our long-term debt was composed of the following:

	December 31,
	2009	2008
	(In thousands)
Credit Agreement
Emerald Driller term loan	$73,461	$80,000
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	78,000	49,000
Aquamarine Term Loan	101,638	—
13 1/2% Senior Secured Notes,, net of discount of $4,021	130,979	—

	394,078	139,000
Less current maturities of long-term debt	(16,000)	(6,000)

Long-term debt	$378,078	$133,000

On June 12, 2008, we entered into the Credit Agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement was subsequently amended on December 22, 2008 and again on July 31, 2009, after which only the Emerald Driller and the Sapphire Driller were financed. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company and Sapphire Driller Company (each individually a “Borrower”). The Credit Agreement requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Credit Agreement and limits the amount of capital expenditures that we can make during any fiscal year for these two rigs. We are subject to other restrictive covenants under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants of the Credit Agreement at December 31, 2009.

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after September 10, 2016. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each, commencing six months from the delivery of the relevant jackup rig. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding term loan and second to any outstanding revolving loan. As of December 31, 2009, we had $7.8 million in escrow to fund future debt service.

The interest rate for each loan under the Credit Agreement is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. Each loan is secured by a lien on substantially all of the assets of the Borrowers and the guarantors, including all of the equity interests of certain of our subsidiaries whose jurisdiction or organization is the Cayman Islands, and all of our equity interests in Vantage Energy, but excluding all our equity interests in its subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps with an aggregate notional value of $90.8 million, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings for the Emerald Driller. We did not recognize any hedge ineffectiveness in income during 2009 related to these interest rate swaps. At December 31, the interest rate swaps represented a liability of $498,000, which is included in current accrued liabilities in our consolidated balance sheet, with a corresponding increase in other comprehensive loss. Our remaining borrowings under the Second Amendment are currently bearing interest at floating rates of LIBOR plus 4.5% to 5.5%.

In September 2009, a wholly-owned subsidiary entered into the Aquamarine Term Loan with a lender for $100.0 million. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at December 31, 2009.

In December 2009, a wholly-owned subsidiary issued $135.0 million aggregate principal amount of its 13 1/2% Senior Secured Notes due 2013 under an indenture. The notes were issued at a price equal to 97% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and any future restricted subsidiaries. Gross proceeds, before deducting fees and related expenses, were approximately $131.0 million. We used approximately $123.2 million to make the final construction payment on the Topaz Driller, with the balance to be used for general corporate purposes. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes on the interest method. The effective interest rate of the notes is approximately 14.4%.

Principal payments of $10.0 million will be made on the notes commencing on June 15, 2011 and every six months thereafter, with the final amortization payment on December 15, 2013. The notes will bear interest from the date of their issuance at the rate of 13 1/2% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on June 15, 2010. As of December 31, 2009, we have escrowed $9.1 million for the first interest payment on the notes.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notes may be redeemed, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the notes redeemed, to the applicable redemption date:

For the Period Below	Percentage
From the Issue Date until December 14, 2010	104.0%
From December 15, 2010 until June 14, 2011	105.0%
From June 15, 2011 until June 14, 2012	107.0%
From June 15, 2012 until December 14, 2012	105.0%
From December 15, 2012 until June 14, 2013	103.0%
From June 15, 2013 until December 15, 2013	100.0%

If a change of control, as defined in the indenture, occurs each holder of notes will have the right to require the repurchase all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

If the note issuing subsidiary or any restricted subsidiary engages in certain asset sales, the net cash proceeds from such sales to repay outstanding debt, to acquire another company in its industry, to make capital expenditures or to invest in its business, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds. The purchase price of each note so purchased will be 100% of its principal amount, plus accrued and unpaid interest.

The indenture governing the notes, among other things, limits our wholly-owned subsidiary and any future restricted subsidiaries’ ability and, in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the wholly-owned subsidiary; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of the issue date, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate scheduled principal maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

2010	$16,000
2011	36,000
2012	36,000
2013 (a)	111,000
2014 (b)	156,000
Thereafter	81,461

Total debt	436,461
Less:
Current maturities of long-term debt	(16,000)
Future amortization of original issuance discount	(4,021)
Future accretion of pay-in-kind interest	(38,362)

Long-term debt at December 31, 2009	$378,078

(a)	Includes $4.0 million of original issuance discount on $135.0 million 13 1/2% Senior Secured Notes
(b)	Includes pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity

5. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of December 31, 2009, no preferred shares were issued and outstanding.

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

In connection with the restructuring of the outstanding obligations for the Platinum Explorer and DragonQuest, F3 Capital agreed to accept ordinary shares at the current market price for the $10.0 million termination fee of the DragonQuest purchase option. In April 2009, we issued 7,299,270 ordinary shares in settlement of this liability.

On June 5, 2009, we sold 17,769,535 ordinary shares, par value $0.001 per share, in a private placement for gross proceeds of approximately $25.7 million. The net proceeds, after offering costs, of approximately $25.0 million were used for working capital, capital expenditures and general corporate purposes.

On September 1, 2009, we sold 48,387,000 ordinary shares in a public offering at $1.55 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $70.4 million, along with the proceeds from the Aquamarine Term Loan discussed previously, were used to fund the final construction payment for the Aquamarine Driller, purchase spare parts and inventory and for working capital and

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general corporate purposes. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 6,742,050 additional ordinary shares on September 9, 2009. The net proceeds, after underwriter’s discount and commissions, of $9.9 million were used for working capital and general corporate purposes.

2007 Long-Term Incentive Plan

We have awarded time-vested restricted share awards to officers and employees under our 2007 Long-Term Incentive Plan (the “LTIP”). The restricted stock awards are valued on the date of the award at our underlying ordinary share price and the value for the ordinary shares that ultimately vest is amortized to expense over the vesting period. The ordinary shares and related par value are recorded when the restricted stock is issued and “Additional paid-in capital” is recorded as the share-based compensation expense is recognized for financial reporting purposes. During 2009, we issued 479,489 ordinary shares pursuant to the vesting of previously granted LTIP stock awards.

A summary of the restricted share awards for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Shares awarded	3,920,750	1,951,857
Weighted-average share price at award date	$1.56	$7.31
Vesting period (years)	4	4

As of December 31, 2009, we had outstanding non-qualified stock options to acquire 1,312,750 ordinary shares that had been granted to officers and key employees on June 12, 2008. The stock options have an exercise price of $8.40 per share, vest ratably over four years and have a ten-year life from date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the aggregate fair value of the option was $4.1 million. As of December 31, 2009, stock options to acquire 328,188 ordinary shares were vested and exercisable. No stock options were exercised or forfeited during 2009. We did not issue any stock options in 2009.

We recognized approximately $5.0 million of share-based compensation expense, net of capitalized amounts of approximately $347,000, for the year ended December 31, 2009. For the year ended December 31, 2008, we recognized $2.4 million of share-based compensation expense, net of capitalized amounts of $134,000. We did not recognize any share-based compensation expense in 2007.

Warrants

During 2009, F3 Capital exercised 25.0 million warrants in connection with the Restructure Agreement. Additionally, as part of the Restructure Agreement, we issued 1,983,471 new warrants to F3 Capital to purchase one ordinary share at an exercise price of $2.50 per share. These warrants expire on November 18, 2018.

In connection with the June 2009 private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain information regarding our outstanding warrants as of December 31, 2009 and 2008.

Issue Date	Expiration Date	Exercise Price	Warrants Outstanding
			2009	2008
May 30, 2007	May 24, 2011	$6.00	37,875,000	37,875,000
May 30, 2007	May 24, 2011	$7.20	1,250,000	1,250,000
June 12, 2008 (1)	May 24, 2011	$6.00	—	25,000,000
November 18, 2008	November 18, 2018	$2.50	1,983,471	1,983,471
June 5, 2009	June 5, 2014	$2.10	371,429	—

(1)	Exercised by F3 Capital in connection with the Restructure Agreement.

6. Income taxes

We are a Cayman Island entity. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. Because these countries have tax rates and regimes that vary as compared to each other, there is no expected relationship between the provision for income taxes and our income or loss before income taxes.

We account for income taxes pursuant to ASC 740, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current	$1,226	$1,388	$2,610
Deferred	746	(2,058)	(311)

Total	$1,972	$(670)	$2,299

The provision for income taxes differs from the amount computed by applying the U.S. Federal statutory income tax rate (34%) on operations as follows:

	Year Ended December 31,
	2009	2008	2007
Income tax expense computed at statutory rates	34.0%	34.0%	34.0%
Taxes on foreign earnings (loss) at lesser than U.S. statutory rate	(29.9)	(32.6)	—
Taxes paid	13.0	—	—
Other	1.2	—	—

Total	18.3%	1.4%	34.0%

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recorded under U.S. GAAP and the applicable income tax statutes and regulations in the jurisdictions in which we operate. Deferred tax liabilities consist primarily of the difference between book and tax basis of depreciable assets. Book basis in excess of tax basis for property and equipment primarily results from differing methodologies for recording property costs and depreciation and amortization under U.S. GAAP and the tax provisions in the jurisdictions in which we operate. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The components of our deferred taxes are detailed in the table below:

	Year Ended December 31,
	2009	2008
	(In thousands)
Noncurrent deferred tax asset
Property and equipment	$—	$22
Stock compensation	273	90
Taxes receivable	1,477	—
Start-up costs	—	2,258
Loss carry-forwards	32	—

Total noncurrent deferred tax assets	1,782	2,370

Noncurrent deferred tax liabilities:
Property and equipment	149	—

Total noncurrent deferred tax liabilities	149	—

Net deferred tax assets	1,633	2,370
Valuation allowance	(9)	—

Net deferred income tax asset	$1,624	$2,370

At December 31, 2009, we had foreign tax loss carry forwards of approximately $120,000, which will expire in various years.

As of January 1, 2008, we adopted ASC 740-10. This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on settlement, based on the technical merits of the position. Our adoption and application of ASC 740-10 did not have any impact on our total liabilities or shareholders’ equity. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. For jurisdictions other than the United States, tax years 2008 through 2009 are open to examination by taxing authorities, while the tax years 2007 through 2009 in the United States remain open to examination.

We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined using a percentage of revenues rather than profits) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. Our tax filings for various periods may be subjected to examination by tax authorities in the jurisdictions in which we operate. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome.

7. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.

In September 2009, F3 Capital asserted that we had breached agreements and understandings with F3 Capital regarding the maximum number of ordinary shares we would sell in our public offering in August 2009. F3 Capital indicated that it believed that it was damaged by the issuance of shares in excess of this amount. We disagree with F3 Capital’s assertions. We have worked to resolve these matters with F3 Capital and believe that we have done so to each party’s satisfaction, although no assurances can be given as to the ultimate resolution of this dispute.

On December 8, 2009, we received a letter from Pritchard Capital Partners, LLC (“Pritchard Capital”) claiming, pursuant to an engagement letter among us, OGIL and Pritchard Capital that it had the right to participate in our December 2009 13 1/2% Senior Secured Notes offering and to receive at least thirty percent of the fees the initial purchasers would receive. We did not pay any fees to Pritchard Capital, and we do not believe that Pritchard Capital is entitled to any fees, in connection with that offering. If Pritchard Capital makes a claim, we intend to vigorously defend ourselves.

The shipyard payment due upon delivery of the Platinum Explorer is approximately $504.0 million and additional development costs including management oversight, spare parts and equipment, commissioning expenses and crew costs are estimated to be $120.0 million. Pursuant to the Shareholder Agreements we are responsible for providing financing or credit support for the shipyard payment due upon delivery in respect to our ownership percentage. It is anticipated that Mandarin will issue debt to raise funds to pay substantially all of these costs. However, there can be no assurances that financing will be available or available with acceptable terms.

Under the terms of the Shareholders Agreement, F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates; F3 Capital is responsible for the additional interest and exchange rate fluctuations.

As of December 31, 2009, we were obligated under leases, with various expiration dates, for certain office space, housing and vehicles. Future minimum rentals under these operating leases having initial or remaining terms in excess of one year total $3.3 million for 2010 and $1.1 million for 2011. Rental expense related to these leases was approximately $3.1 million, $664,000 and $63,000 for the three years ended December 31, 2009, 2008 and 2007, respectively.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Prepaid insurance	$4,217	$1,915
Income tax receivable	2,096	—
Sales tax receivable	1,177	—
Other	550	162

	$8,040	$2,077

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Drilling equipment	$439,712	$—
Assets under construction	456,529	628,653
Leasehold improvements	492	220
Office and technology equipment	2,808	2,135

	899,541	631,008
Accumulated depreciation	(11,329)	(112)

Property and equipment, net	$888,212	$630,896

We capitalize interest costs on the rigs under construction. Total interest costs capitalized for the years ended December 31, 2009 and 2008 was $23.8 million and $3.9 million, respectively.

Other Assets

Other assets consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Deferred financing costs, net	$18,935	$8,020
Performance bond collateral	8,000	—
Deferred income taxes	1,624	2,370
Deposits	882	477

	$29,441	$10,867

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Interest	$621	$971
Termination fee	—	10,000
Compensation	10,687	3,057
Property, service and franchise taxes	1,621	710
Income taxes payable	868	—
Other	488	28

	$14,285	$14,766

9. Business Segment Information

Our business activities in 2009 related to the ongoing construction of our jackup rigs in Singapore, the commencement of operations of two of those jackup rigs in Thailand and West Africa and providing construction supervision services for drilling units owned by others in Singapore and South Korea.

For the years ended December 31, 2009 and 2008, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 46%, 23% and 12%, respectively, of consolidated revenue for the year ended December 31, 2009. One customer accounted for 90% of consolidated revenue for the year ended December 31, 2008.

10. Subsequent Events

In January 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $41.2 million, will be used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares on February 12, 2010. The net proceeds, after underwriter’s discount and commissions, of $5.8 million will be used for working capital and general corporate purposes.

11. Supplemental Condensed Consolidating Financial Information

In December 2009, P2021 Rig Co. (the “Issuer”), a direct, wholly-owned subsidiary of the Company, issued $135.0 million aggregate principal amount of its 13 1/ 2% Senior Secured Notes under an indenture. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) the Company and (ii) any future restricted subsidiaries. As of December 31, 2009, there are no restricted subsidiary guarantors of the notes (the “Subsidiary Guarantors”). No other subsidiaries of the Company will guarantee or pledge assets to secure the notes (collectively, the “Non-Guarantor Subsidiaries”). Prior to the issuance of these notes, we financed the construction of the jackup rigs primarily through borrowings from banks or other private sources and from a public offering of ordinary shares.

The following tables present the condensed, consolidating financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008, of (i) the Company, (ii) the Issuer, (iii) the

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information as of and for the years ended December 31, 2009 and 2008 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position and results of operations for the years then ended. The condensed, consolidation financial information as of and for the year ended December 31, 2007 is not presented herein as the results for the period apply only to a Non-Guarantor Subsidiary, Vantage Energy, which had no operations other than the investment of cash raised in the initial public offering in May 2007 and the evaluation of acquisition targets in the offshore contract drilling industry.

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1	$9,207	$—	$6,784	$—	$15,992
Other current assets	409	9,113	—	55,706	—	65,228

Total current assets	410	18,320	—	62,490	—	81,220
Property and equipment, net	71	223,078	—	665,063	—	888,212
Investment in and advances to subsidiaries	485,465	—	—	—	(485,465)	—
Investment in joint venture	—	—	—	120,306	—	120,306
Other assets	8,007	6,831	—	14,603	—	29,441

Total assets	$493,953	$248,229	$—	$862,462	$(485,465)	$1,119,179

Accounts payable and accrued liabilities	$1,250	$461	$—	$28,505	$—	$30,216
Short-term debt	17,827	—	—	—	—	17,827
Current maturities of long-term debt	—	—	—	16,000	—	16,000
Intercompany (receivable) payable	(222,216)	29,435	—	192,781	—	—

Total current liabilities	(203,139)	29,896	—	237,286	—	64,043
Long-term debt	—	130,979	—	247,099	—	378,078
Shareholders’ equity (deficit)	697,092	87,354	—	378,077	(485,465)	677,058

Total liabilities and shareholders’ equity	$493,953	$248,229	$—	$862,462	$(485,465)	$1,119,179

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Revenues	$—	$—	$—	$111,493	$111,493
Operating costs and expenses	13,594	5	—	79,537	93,136

Income (loss) from operations	(13,594)	(5)	—	31,956	18,357
Other income (expense)	(1,742)	—	—	(5,804)	(7,546)

Income (loss) before income taxes	(15,336)	(5)	—	26,152	10,811
Income tax provision (benefit)	—	—	—	1,972	1,972

Net income (loss)	$(15,336)	$(5)	$—	$24,180	$8,839

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Net cash used in operating activities	$1,878	$(8,556)	$—	$3,060	$(3,618)
Net cash used in investing activities	(71)	(223,078)	—	(271,699)	(494,848)
Net cash provided by financing activities	(1,832)	240,841	—	258,892	497,901

Net increase in cash and cash equivalents	(25)	9,207	—	(9,747)	(565)
Cash and cash equivalents—beginning of period	26	—	—	16,531	16,557

Cash and cash equivalents—end of period	$1	$9,207	$—	$6,784	$15,992

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$26	$—	$—	$16,531	$—	$16,557
Other current assets	135	—	—	6,828	—	6,963

Total current assets	161	—	—	23,359	—	23,520
Property and equipment, net	—	—	—	630,896	—	630,896
Investment in and advances to subsidiaries	485,465	—	—	—	(485,465)	—
Investment in joint venture	—	—	—	—	—	—
Other assets	—	—	—	10,867	—	10,867

Total assets	$485,626	$—	$—	$665,122	$(485,465)	$665,283

Accounts payable and accrued liabilities	$706	$—	$—	$17,887	$—	$18,593
Short-term debt	11,239	—	—	—	—	11,239
Current maturities of long-term debt	—	—	—	6,000	—	6,000
Intercompany (receivable) payable	(66,485)	—	—	66,485	—	—

Total current liabilities	(54,540)	—	—	90,372	—	35,832
Long-term debt	—	—	—	133,000	—	133,000
Shareholders’ equity (deficit)	540,166	—	—	441,750	(485,465)	496,451

Total liabilities and shareholders’ equity	$485,626	$—	$—	$665,122	$(485,465)	$665,283

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Revenues	$—	$—	$—	$913	$913
Operating costs and expenses	2,217	—	—	50,869	53,086

Income (loss) from operations	(2,217)	—	—	(49,956)	(52,173)
Other income (expense)	(23)	—	—	4,148	4,125

Income (loss) before income taxes	(2,240)	—	—	(45,808)	(48,048)
Income tax provision (benefit)	—	—	—	(670)	(670)

Net income (loss)	$(2,240)	$—	$—	$(45,138)	$(47,378)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Net cash used in operating activities	$1,992	$—	$—	$(7,822)	$(5,830)
Net cash used in investing activities	—	—	—	(111,063)	(111,063)
Net cash provided by financing activities	(1,966)	—	—	134,153	132,187

Net increase in cash and cash equivalents	26	—	—	15,268	15,294
Cash and cash equivalents—beginning of period	—	—	—	1,263	1,263

Cash and cash equivalents—end of period	$26	$—	$—	$16,531	$16,557

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2009 and 2008 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2009
Revenue	$14,296	$22,193	$36,446	$38,558
Income (loss) from operations	3,564	6,094	9,664	(965)
Other expense	(654)	(1,223)	(1,798)	(3,871)
Net income (loss)	2,358	3,952	6,803	(4,274)
Earnings (loss) per share
Basic	$0.03	$0.04	$0.05	$(0.02)
Diluted	$0.03	$0.04	$0.05	$(0.02)

2008
Revenue	$—	$—	$—	$913
Loss from operations	(726)	(1,982)	(5,421)	(44,044)
Other income	2,505	1,326	257	36
Net loss	1,171	(531)	(4,550)	(43,468)
Loss per share
Basic	$0.03	$(0.01)	$(0.06)	$(0.57)
Diluted	$0.02	$(0.01)	$(0.06)	$(0.57)

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not agree to the total computed for the year.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Office and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2009.

Management’s assertion about the effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

Submission of Matters to a Vote of Security Holders.

Our Extraordinary General Meeting In Lieu Of Annual General Meeting was held on December 21, 2009. At the meeting, Paul A. Bragg, Jorge E. Estrada, Robert F. Grantham, Marcelo D. Guiscardo, John C.G. O’Leary, Hsin-Chi Su, Steinar Thomassen, Ong Tian Khiam and George Esaka were elected to serve on our board of directors. In addition to the election of our board of directors, our shareholders voted at the meeting to amend and restate the Company’s Memorandum and Articles of Association and to ratify the appointment of UHY LLP as the Company’s independent registered accounting firm for the year ending December 31, 2009.

The following table gives the number of votes for, against and the number of abstentions for each nominee to our board of directors.

Name of Nominee	Votes For	Votes Against	Votes Abstaining
Paul A. Bragg	129,229,945	23,265,405	9,156
Christopher G. DeClaire	50,070,458	102,424,892	9,156
Jorge E. Estrada	150,824,245	1,671,105	9,156
Robert F. Grantham	128,429,019	24,066,331	9,156
Marcelo D. Guiscardo	150,849,136	1,646,214	9,156
John C.G. O’Leary	125,967,920	26,527,430	9,156
Hsin-Chi Su	126,425,326	26,070,024	9,156
Steinar Thomassen	150,316,955	2,178,395	9,156
Ong Tian Khiam	129,323,224	23,172,126	9,156
George Esaka	129,364,122	23,131,288	9,156

The following table gives a brief description of all other matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions.

Description	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Proposal to approve an ordinary resolution to increase the Company’s authorized preferred share capital	106,094,385	29,182,096	96,967	17,131,058

Proposal to approve a special resolution to amend the Company’s Memorandum and Articles of Association to authorize the board of directors to issue preferred shares	106,032,037	29,209,691	131,720	17,131,058

Proposal to approve a special resolution amend the Company’s Memorandum and Articles of Association to add a more detailed process to fill vacancies on the board of directors	72,855,492	79,423,265	225,749	0

Proposal to approve a special resolution to amend the Company’s Memorandum and Articles of Association to increase the minimum shareholder threshold necessary to call an extraordinary general meeting of shareholders from 10% to 33 1/3% of all of the outstanding ordinary shares	115,672,071	36,542,950	289,485	0

Proposal to approve a special resolution to approve certain other amendments to the Company’s Memorandum and Articles of Association	124,529,211	27,726,962	248,333	0

Description	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Proposal to approve a special resolution to amend and restate the Company’s Memorandum and Articles of Association	150,121,640	2,130,968	251,898	0

Proposal to approve an ordinary resolution to issue, and ratify the prior issuance of, ordinary shares to F3 Capital	133,625,189	1,602,737	145,522	17,131,058

Proposal to approve an ordinary resolution to issue ordinary shares upon exercise of a warrant issued to F3 Capital	133,620,539	1,608,387	144,522	17,131,058

Proposal to approve an ordinary resolution to ratify the issuance of ordinary shares in a private placement to certain investors (including management of the Company) and to issue ordinary shares upon exercise of a warrant issued to a placement agent in the private placement	134,259,424	1,001,253	112,771	17,131,058

Proposal to approve an ordinary resolution to ratify the appointment of UHY LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009	152,133,412	163,277	207,817	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

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

Item 11.	Executive Compensation.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 13.	Certain Relationships, Related Transaction and Director Independence.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement dated June 5, 2009 among the Company and the purchasers named therein (8)

4.6	Warrant to Purchase Ordinary Shares dated June 5, 2009 (9)

4.7	Indenture dated as of December 23, 2009 by and among P2021 Rig Co., Vantage Drilling Company, and Wilmington Trust, FSB, as trustee (10)

10.1	Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between the Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (20)

Exhibit No.	Description
10.11	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (21)

10.12	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (22)

10.13	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (23)

10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (24)

10.15	Subscription Agreement between the Company and F3 Capital dated January 9, 2009 (25)

10.16	Termination Agreement between Mandarin Drilling Corporation, Offshore Group Investment Limited, Valencia Drilling Corporation, Vantage Deepwater Company and F3 Capital dated January 7, 2009 (26)

10.17	Loan Agreement between the Company and F3 Capital dated March 3, 2009 (27)

10.18	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Donald Munro dated May 1, 2008 (28)

10.19	Securities Purchase Agreement dated June 5, 2009 among the Company and the purchasers named therein (29)

10.20	Second Amendment to Credit Agreement dated as of July 31, 2009 by and among the Company, Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company, Topaz Driller Company, certain guarantor subsidiaries of the Company, the lenders from time to time party thereto, Natixis as Facility Agent and Collateral Agent, and Natixis, BTMU Capital Corporation, and Fortis Bank S.A./N.V., New York Branch, as Mandated Lead Arrangers and Joint Bookrunners (30)

10.21	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (31)

10.22	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (32)

21.1	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit O of the Company’s definitive proxy statement on Schedule 14A of Vantage Energy Services, Inc. filed with the SEC on May 22, 2008.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form S-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form S-4 (File No. 333-147797).

(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form S-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 5, 2009.
(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 5, 2009.
(10)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2009.
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 18, 2008.
(20)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(21)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(23)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(24)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 15, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 20, 2009.
(27)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(28)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s annual report on Form 10-K filed with the SEC on April 30, 2009.
(29)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(30)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 3, 2009.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(32)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantage Drilling Company

By:	/s/ Paul A. Bragg
Name:	Paul A. Bragg
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul A. Bragg Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Douglas G. Smith Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Jorge E. Estrada M. Jorge E. Estrada M.	Director	March 12, 2010

/s/ Marcelo D. Guiscardo Marcelo D. Guiscardo	Director	March 12, 2010

/s/ John C.G. O’Leary John C.G. O’Leary	Director	March 12, 2010

/s/ Steinar Thomassen Steinar Thomassen	Director	March 12, 2010

/s/ Robert F. Grantham Robert F. Grantham	Director	March 12, 2010

/s/ George Esaka George Esaka	Director	March 12, 2010

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement dated June 5, 2009 among the Company and the purchasers named therein (8)

4.6	Warrant to Purchase Ordinary Shares dated June 5, 2009 (9)

4.7	Indenture dated as of December 23, 2009 by and among P2021 Rig Co., Vantage Drilling Company, and Wilmington Trust, FSB, as trustee (10)

10.1	Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between the Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (20)

10.11	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (21)

10.12	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (22)

10.13	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (23)

Exhibit No.	Description

10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (24)

10.15	Subscription Agreement between the Company and F3 Capital dated January 9, 2009 (25)

10.16	Termination Agreement between Mandarin Drilling Corporation, Offshore Group Investment Limited, Valencia Drilling Corporation, Vantage Deepwater Company and F3 Capital dated January 7, 2009 (26)

10.17	Loan Agreement between the Company and F3 Capital dated March 3, 2009 (27)

10.18	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE. Ltd. and Donald Munro dated May 1, 2008 (28)

10.19	Securities Purchase Agreement dated June 5, 2009 among the Company and the purchasers named therein (29)

10.20	Second Amendment to Credit Agreement dated as of July 31, 2009 by and among the Company, Emerald Driller Company, Sapphire Driller Company, Aquamarine Driller Company, Topaz Driller Company, certain guarantor subsidiaries of the Company, the lenders from time to time party thereto, Natixis as Facility Agent and Collateral Agent, and Natixis, BTMU Capital Corporation, and Fortis Bank S.A./N.V., New York Branch, as Mandated Lead Arrangers and Joint Bookrunners (30)

10.21	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (31)

10.22	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (32)

21.1	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit O of the Company’s definitive proxy statement on Schedule 14A of Vantage Energy Services, Inc. filed with the SEC on May 22, 2008.
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K filed on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form S-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form S-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form S-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 5, 2009.
(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 5, 2009.
(10)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2009.
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 18, 2008.
(20)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(21)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(23)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(24)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 15, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 20, 2009.
(27)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(28)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s annual report on Form 10-K filed with the SEC on April 30, 2009.
(29)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(30)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 3, 2009.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(32)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.