Form 10-K/A
period 2009-12-31
Vantage Drilling CO
filed 2010-04-30
CIK 1419428

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2009, based on the closing price of $1.75 per share on the NYSE Amex on such date, was approximately $85.7 million.

The number of the registrant’s ordinary shares outstanding as of April 30, 2010 is 236,404,864 shares.

Documents incorporated by reference

None

EXPLANATORY NOTE

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Report”), solely to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended. Unless otherwise stated in this report, references to “we,” “us” or “our” refer to Vantage Drilling Company.

TABLE OF CONTENTS1

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors”, under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and the following:

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 30, 2010, and certain other information about them are set forth below:

Name	Age	Position
Paul A. Bragg	54	Chairman of the Board of Directors and Chief Executive Officer
Koichiro Esaka (5)	60	Director
Jorge E. Estrada (1), (3)	62	Director
Robert F. Grantham (3)	51	Director
Marcelo D. Guiscardo (2)	57	Director
Ong Tian Khiam	67	Director
John C.G. O’Leary (4)	54	Director
Hsin-Chi Su (2)	51	Director
Steinar Thomassen (1)	63	Director
Douglas G. Smith	41	Chief Financial Officer and Treasurer
Christopher G. DeClaire	50	Vice President and Secretary
Douglas W. Halkett	49	Chief Operating Officer
Edward G. Brantley	55	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	55	Vice President—Marketing
Donald Munro	55	Vice President—Operations
William L. Thomson	39	Vice President—Assets & Engineering

(1)	Member of our Audit Committee as of December 31, 2009.
(2)	Member of our Compensation Committee as of December 31, 2009.
(3)	Member of our Nominating and Corporate Governance Committee as of December 31, 2009.
(4)	Mr. O’Leary resigned from the Audit Committee and the Nominating and Corporate Governance Committee in October 2009.
(5)	Mr. Esaka was appointed to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee effective January 21, 2010.

Paul A. Bragg, 54, has served as our Chairman of the Board of Directors and Chief Executive Officer and of our predecessor Vantage Energy, Inc. (“Vantage Energy”), since September 2006. Qualifications and Experience. Mr. Bragg has over 32 years of direct industry experience. Prior to joining us, Mr. Bragg was affiliated with Pride International, Inc. (“Pride”), one of the world’s largest international drilling and oilfield services companies. From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride. From 1997 through 1999, Mr. Bragg served as Pride’s Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as the Vice President and Chief Financial Officer of Pride. As a result of his three decades in the offshore drilling industry, Mr. Bragg is experienced in the operational and marketing strategies that are key to our development and success. Additionally, Mr. Bragg has significant experience as the chief executive of a public company, with extensive knowledge of public and private financing, and board matters. Education: Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting. Directorships for the past five years: Pride International, Inc. (1999—2005).

Koichiro Esaka, 60, has served as one of our directors since 2009. Qualifications and Experience. Mr. Esaka has more than 38 years industry experience with Itochu Corporation, the Japanese conglomerate. Most recently, Mr. Esaka served as director of Business Development of Itochu International Inc., whose operations include various oil and gas trading businesses based in New York. From January 2004 through December 2006, he also served as a Vice President of International Business Development for Safeguards Technology LLC.

Following Mr Esaka’s retirement from Itochu Corporation in December 2009, he has worked with the TMT group, including entities controlled by Hsin-Chi Su, another of our directors. Mr. Esaka’s experience in business development and management is a key attribute for us, and his background in overseas markets has provided him with valuable insights into our internationally-focused business model. Education. Mr. Esaka holds a BSc in economics from Doshisha University in Japan. Directorships for the past five years: None, other than our Board of Directors.

Jorge E. Estrada, 62, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. Estrada has over 37 years of direct industry experience. From July 1993 to January 2002, Mr. Estrada was employed as a consultant to Pride. From January 2002 to May 2005 he was employed by Pride in a business development capacity. Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment. Mr. Estrada’s has a strong technical background and extensive experience in the offshore drilling industry. Mr. Estrada’s extensive experience in the offshore drilling industry and wealth of technical knowledge provides him with unique insight into potential issues that could emerge with respect to our operational development. Additionally, Mr. Estrada has a business development background that is extremely valuable to us as we grow our business. Education. Mr. Estrada received a B.S. in Geophysics from Washington and Lee University, and was a PhD candidate at the Massachusetts Institute of Technology. Directorships for the past five years: Pride International, Inc. (1993-2005).

Robert F. Grantham, 51, has served as one of our directors since 2008. Qualifications and Experience. Mr. Grantham has over 25 years of industry experience. From 1982 to 2006 he held senior management positions with various maritime shipping companies, including serving as Chartering Broker for London based Andrew Low Son & Co. from 1982 to 1984, General Manager of Shipping Agency and Consulting Company Hong Kong & Eastern (Japan) Ltd. (HESCO) from 1984 to 1990, Senior Manager of Singapore based Seaconsortium Ltd. from 1991 through 1994, and as a directors of its successor, the Ben Line Agency Group, from 1994 through 2006. In 2006, Mr. Grantham founded his own European based marine consulting company. Mr. Grantham’s numerous directorships and international oil and gas shipping experience have provided him with a strong background in international maritime issues that play a key role in our business. Further, Mr. Grantham’s extensive work on corporate governance matters through his directorships provides an experienced voice on the Board of Directors. Directorships for the past five years: Bluewave Services, Ltd. (2006-present) a shipping consultancy specializing in commercial operations of LNG vessels, The Medical Warehouse LTD (1999-present) and TMT UK Ltd. (2006-present).

Marcelo D. Guiscardo, 57, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. Guiscardo has 33 years of direct industry experience. He served as President of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride. From September 1999 until joining Pride, he was President of GDM Business Development, a private company providing consulting services to the energy industry. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with and was a director of YPF Sociedad Anonima (now part of Respol YPF S.A.), an international integrated energy company. Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF’s Vice President of Exploration and Production. From 1979 to 1993 he filled various positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoire. Mr. Guiscardo has in-depth knowledge of the oil and gas industry as well as experience in strategic development that is key to our growth. Through his various management roles, he has developed extensive knowledge of compensation structures and financial matters. Education. Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering. Directorships for the past five years: None, other than our Board of Directors.

Ong Tian Khiam, 67, has served as one of our directors since 2009. Qualifications and Experience. Since 2008, Mr. Ong has served as Chief Executive Officer of Mandarin Drilling Corporation. Additionally, since July

2007, Mr. Ong has served as Managing Director of OM Offshore Pte Ltd., a division of Otto Marine Pte Ltd., which invests in offshore drilling ventures. From November 1997 through July 2007, he served as Managing Director of PPL Shipyard Pte Ltd and Baker Marine Pte Ltd, a wholly-owned subsidiary of PPL, specializing in the construction of offshore drilling rigs and design of jackup drilling rigs. Through his experience, Mr. Ong has gained a variety of management and technical skills focusing on the design and production of offshore drilling equipment. Mr. Ong’s knowledge and skills with respect to the design and construction of offshore drilling vessels makes a valuable contribution to the Board of Directors as we continue to oversee the construction of vessels to be added to our fleet. Education. Mr. Ong graduated from the University of Singapore in 1969 with a Bachelor in Mechanical Engineering. Directorships for the past five years: None, other than our Board of Directors.

John C.G. O’Leary, 54, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. O’Leary has over 31 years of direct industry experience. Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with its head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy, and from 2004 to 2006, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consulting and brokerage services to customers in the upstream energy industry. Prior to commencing with Pareto Offshore in November 2004, Mr. O’Leary was President of Pride. He joined Pride in 1997 as Vice President of Worldwide Marketing. In addition to his experience in the oil and gas industry, which provides a view on the Board of Directors that encompasses the broader industry, Mr. O’Leary is experienced in finance and accounting matters and has extensive experience with financial statements. Education. Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduate degrees, one in Finance from Trinity College, Dublin and one in Petroleum Engineering from the French Petroleum Institute in Paris. Directorships for the past five years: Technip (2008—present), Huisman-Itrec (2006—present), and MIS (2006—present).

Hsin-Chi Su, 51, has served as one of our directors since 2008. Qualifications and Experience. Since 2002, Mr. Hsin-Chi Su has served as Chief Executive Officer of TMT Co., Ltd. Under the direction of Mr. Hsin-Chi Su, TMT Co., Ltd., has expanded its fleet to include drybulk carriers, very large crude carriers, liquefied natural gas carriers, automobile carriers, and cement carriers. In addition to increasing the service capabilities of TMT Co., Ltd., Mr. Hsin-Chi Su has transformed TMT Co., Ltd., into a global leader in the international shipping industry. Mr. Hsin-Chi Su’s has chief executive level experience through his work with TMT and a strong background in construction and oil and gas vessels. Education. Mr. Hsin-Chi Su graduated with a BSc in Economics from Keio University in Japan. Directorships for the past five years: Mr. Su serves on the board of Star Bulk Carriers Corporation (December 2007—October 2008).

Steinar Thomassen, 63, has served as one of our directors since 2008. Qualifications and Experience. Mr. Thomassen has over 31 years of direct industry experience. Mr. Thomassen served as Manager of LNG Shipping for StatoilHydro ASA (formerly Statoil ASA) from August 2001 until his retirement in December 2007 and was responsible for the acquisition and construction supervision of three large LNG tankers. Previously, Mr. Thomassen served as Vice President of Industrial Shipping for Navion ASA from October 1997 to July 2001 and for Statoil ASA from September 1992 to September 1997 and was responsible for the chartering and operation of a fleet of LPG, chemical and product tankers. Previously, Mr. Thomassen served as Chief Financial Officer for Statoil North America Inc., from December 1989 to August 1992 and functioned as the head of administration, personnel, accounting and finance. From January 1986 until November 1989 he was employed by Statoil AS and served as Controller for the Statfjord E&P producing division, with a production of 800 thousand bbls per day. From May 1976 until December 1986, Mr. Thomassen was employed by Mobil Exploration Norway Inc., during this period he held various international positions, including Project Controller for the Statfjord Development, and served as Project Controller and Treasurer of the Yanbu Development Project in Saudi Arabia from January 1982 until December 1986. Mr. Thomassen’s experience in various positions with oil and gas companies provides international construction, marketing and general operational experience. Further, through his demonstrated skills as a chief financial officer, Mr. Thomassen provides the Board of Directors and the Audit Committee with valuable insight on finance matters, financial statements and audit matters. Education. Mr. Thomassen graduated from the Oslo School of Marketing in 1968. Directorships for the past five years: Joint Gas Ltd. (2002—2007) and Northern Transport LNG Ltd. (2002—2007).

Douglas G. Smith, 41, has served as our Chief Financial Officer and Treasurer since November 2, 2007. Prior to joining us, Mr. Smith served with Pride as Vice President—Financial Projects from January 2007 to June 2007, as Vice President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. From 2001 to 2003, Mr. Smith worked as an independent business consultant providing advisory services to a private equity group and start-up companies. From 2000 to 2001, Mr. Smith served as Vice President of Finance and Accounting for COMSYS Information Technology Services, Inc. Mr. Smith is a certified public accountant and has a Bachelors of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Christopher G. DeClaire, 50, has served as our Vice-President and Secretary since our inception. He has also served as one of our directors until December 2009 and previously as a director of Vantage Energy since its inception and served as Vantage Energy’s Chief Financial Officer and Treasurer until November 2, 2007. Mr. DeClaire has over 28 years of business experience. Prior to his involvement with Vantage, Mr. DeClaire had successfully founded and sold 5 previous companies in various industries. Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm. From 1994 through 1998, Mr. DeClaire founded and served as the Chairman and Chief Executive Officer of Skillmaster, Inc., a temporary staffing company which had over 5,000 full time employees working the areas of IT and engineering at the time it was sold. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law with a minor in accounting.

Douglas W. Halkett, 49, has served as our Chief Operating Officer since January 15, 2008. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Programme for Management Development at Harvard Business School in 2003.

Edward G. Brantley, 55, has served as our Chief Accounting Officer and Controller since April 2008. Prior to joining us, Mr. Brantley served with Transmeridian Exploration Incorporated, an international exploration and production company, as Vice President and Chief Accounting Officer from 2005 to 2008. Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President—Finance of Baker Sand Control and Controller of Baker Hughes Inteq. Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire, 55, has served as our Vice President—Marketing and that of Vantage Energy, our predecessor, since January 15, 2008. Prior to joining us, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai. From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol Foramer. Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

Donald Munro, 55, has served as our Vice President—Operations since March 1, 2009, and previously served as our Operations Manager beginning on May 1, 2008. Prior to joining us, Mr. Munro served in a variety of positions across the globe during his more than 26 years of experience with Transocean Inc., most recently as General Manager—India from April 2006 until February 2008, Operations Manager—Indonesia from February 2005 until March 2006, and as Operations Manager—North Sea from July 2001 until January 2005.

William L. Thomson, 39, has served as our Vice President of Assets and Engineering since March 8, 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomason worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Europe, and the Middle East. Mr. Thomas earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

Arrangements for Nomination of Directors

In connection with our acquisition in June 2008 of Offshore Group Investment Limited, a Cayman Islands exempted company (“OGIL”), F3 Capital, a Cayman Islands exempted company (“F3 Capital”), received the right to nominate three members to the Board of Directors. In addition, in connection with a private placement that we completed with F3 Capital in January 2009, F3 Capital received the right to nominate one additional member to the Board of Directors. Messrs. Grantham and Su were nominated to our Board of Directors by F3 Capital, and Messrs. Ong, and Esaka were suggested for nomination to our Board of Directors by F3 Capital. Each of Messrs. Grantham, Su, Ong and Esaka were subsequently reviewed and recommended for nomination by our full Board of Directors and were elected by the shareholders in December 2009. In 2008, F3 Capital nominated Mr. Thomassen to our Board of Directors, and the Board of Directors chose to renominate him for election in 2009. Mr. Su owns and controls F3 Capital. See the table under “Other Information—Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” for more on the beneficial ownership of F3 Capital and Mr. Su.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the last fiscal year, all reports filed by our directors and executive officers under Section 16(a) were made timely, except Messrs. Halkett, Bragg, Brantley, Smith, O’Leary and DeClaire who each filed one late Form 4 and Mr. Su who filed two late Form 4s.

Changes in Director Nomination Process

We have not made any changes in the process by which shareholders may propose nomination of candidates for election to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (the “Code of Conduct”). Our Code of Conduct is available free of charge at www.vantagedrilling.com on the “Corp Governance” page under the link “Vantage Code of Conduct Brochure.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the “code of ethics” definition contained in Item 406(b) of Regulation S-K.

Audit Committee

As of December 31, 2009, the Audit Committee consisted of Jorge E. Estrada and Steinar Thomassen. Mr. Thomassen serves as the Audit Committee Financial Expert and is the Chairman of the Audit Committee under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002. During 2009, John C. G. O’Leary served on the Audit Committee as its Chairman. In conjunction with our entering into a consulting agreement with Mr. O’Leary in May of 2009, Mr. O’Leary ceased to meet the independence requirements of the NYSE Amex and resigned from the Audit Committee in October 2009. In January of 2010, Mr. Esaka joined the Audit Committee following his election to the Board in December of 2009. The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions. As of December 31, 2009, all of the members of the Audit Committee were independent as such term is defined under NYSE Amex rules. The Audit Committee met five times during the year ended December 31, 2009.

Item 11.	Executive Compensation

Executive and Director Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to our five most highly compensated executive officers including our Chairman and Chief Executive Officer. Those individuals are identified in the Summary Compensation Table below and are referred to as the “named executive officers.”

In June of 2008, we acquired OGIL and reorganized as a Cayman Islands holding company structure, the “OGIL Acquisition,” and began operations as a development stage company. Prior to the OGIL Acquisition, none of our founding executive officers or directors received compensation, including our Chairman and Chief Executive Officer. Each of the other four named executive officers were compensated in 2008 prior to the OGIL Acquisition and that compensation is reflected in the compensation tables below.

Compensation Committee

Our Compensation Committee is charged with setting and performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies. In addition to the role it plays in regard to executive compensation, the Compensation Committee, in conjunction with our Chief Executive Officer, also undertakes an annual review of our compensation practices for all employees. Based on this review, we believe that the fixed compensation structure and incentive programs focused on company-wide performance prevent us from having any group of employees or compensation structures that would be reasonably likely to have a material adverse effect on our operating results.

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

In anticipation of the closing of the OGIL Acquisition, the Compensation Committee retained the services of an executive compensation consulting firm, Stone Partners Inc. (“Stone Partners”), to assist with executive compensation benchmarking analysis, devising our executive compensation program and setting compensation for our executives. Stone Partners provided its analysis and recommendations to the Compensation Committee during the first half of June 2008, in advance of the OGIL Acquisition. The Compensation Committee also consulted Stone Partners in its review of the terms and conditions of proposed employment agreements that we entered into with our named executive officers in June 2008, other than Mr. Munro whose employment contract was executed in May 2008, and Mr. Thomson whose employment contract was executed in October 2009.

Our Compensation Committee instructed Stone Partners to assume that we would reach a fully deployed, annualized revenue run rate of $1.2 billion within two years, and advised Stone Partners that the Compensation Committee’s overall goal was to structure our executive compensation program so as to be market competitive with that tier of drilling and oilfield services companies. Based on the recommendations of Stone Partners, our Compensation Committee chose a group of peer companies against which to benchmark the types and amounts of compensation and benefits to be provided to our executives. This peer group consisted of a group of publicly-held drilling and oilfield services companies with median revenues in 2007 of $1,893.5 million, median assets at December 31, 2007 of $3,615.0 million and a median capitalization of $2,848.7 million at December 31, 2007. The peer group had average revenues in 2007 of $2,356.7 million, average assets at December 31, 2007 of $5,337.9 million and average market capitalization of $3,096 million at December 31, 2007. This peer group consisted of Pride, Noble Corporation, ENSCO International Incorporated, Rowan Companies, Inc., Oceaneering International, Inc., Hercules Offshore, Inc., Complete Production Services, Inc., Grey Wolf, Inc. (subsequently acquired by Precision Drilling Trust), Parker Drilling Company and Atwood Oceanics, Inc. For 2009, our peer group consisted of the same companies, other than Grey Wolf, Inc.

In performing its analysis and making recommendations, Stone Partners reported to and acted at the direction of the Compensation Committee. The Compensation Committee did not adopt all of the compensation consultant’s recommendations, but utilized the compensation consultant’s work as a check in arriving at its own judgment with respect to what it deemed appropriate. Stone Partners is not affiliated with any of our directors or officers. Our executive management did not engage Stone Partners for 2008 and did not direct or oversee the retention, analysis and recommendations of Stone Partners. Neither the Compensation Committee nor our executive management utilized the services of Stone Partners or any other compensation consultant in 2009.

Role of Executive Officers in Compensation Decisions

The compensation of our Chairman and Chief Executive Officer and the other named executive officers was previously established pursuant to the terms of their respective employment agreements. The Compensation Committee consulted with Stone Partners in its review of the terms and conditions of these agreements (except Messrs. Munro and Thomson, as discussed above). Each of our Chief Executive Officer and the other named executive officers played a role in our executive compensation decisions for other officers in 2009. Our Chief Executive Officer reviewed the performance of all officers and made his compensation recommendations to the Compensation Committee. Our other named executive officers also reviewed those executives directly or indirectly reporting to them and provided their compensation recommendations to the Chief Executive Officer for his consideration in formulating his recommendations to the Compensation Committee. In forming their recommendations, each of the Chief Executive Officer and the other named executive officers considered the performance of the individuals evaluated, their tenure with us, their initial compensation package upon joining us and any subsequent modifications, internal pay equity matters and our performance.

Compensation Philosophy and Objectives

As a relatively new company in a highly cyclical industry, we must compete with much larger and more established competitors for executive talent. We believe that the most effective compensation program for us at this stage of our development is one that allows us to attract proven leaders from more seasoned competitors with the practical experience and entrepreneurial drive needed to successfully execute our business plan and build shareholder value. Accordingly, our executive compensation program seeks to provide total compensation packages that are competitive, in terms of potential value over time, as compared to what our executives would likely command if they were employed with our more established competitors. Our executive compensation program must also enable us to incentivize and retain those individuals who continue to perform at or above our expectations. For these reasons, the types of compensation and benefits we provide to our executive officers are similar to those provided to executive officers of other companies engaged in international operations and attempt to strike a balance between annual salary, and a mix of short and long-term cash and non-cash compensation. Other than pursuing its stated goal of keeping our compensation program competitive, the Compensation Committee has not adopted any formal or informal policies or guidelines for allocating between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

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

We entered into employment contracts with Messrs. Bragg, Smith, Halkett, and Munro in 2008, and with Mr. Thomson in 2009. While this decision generally restricts us from adjusting our executives’ compensation and other terms of employment in a manner adverse to the executive, it has the important benefit of adding an element of security to their compensation in view of the fact that we are a relatively new company. We also believe that providing executive officers with employment contracts is a common practice among our peer group and that refusing to provide employment contracts would lessen our ability to attract and retain high-caliber executives.

Elements of Our Compensation Program

There are four primary components to our executive compensation—salary, annual cash incentive awards, stock-based awards and, with respect to executives resident in foreign countries, expatriate executive perquisites. These are described in greater detail below.

Base Salary. We attempt to set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at peer group companies. For 2009, our Compensation Committee determined that the base salaries being received by each of our named executive officers were appropriate and that no adjustments should be made to what was received in 2008. The Compensation Committee expects to review and adjust base salaries annually, subject to contractual obligations under the employment agreements with our executives.

Annual Cash Incentive Awards. All of our executive officers participate in an annual cash incentive plan. Under this plan, each executive officer is assigned a target and a maximum bonus expressed as a percentage of his base salary. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2009 is set forth in the table below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	70%	140%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President—Operations	70%	140%
William L. Thomson	Vice President—Assets & Engineering	70%	140%

Target and maximum award percentages in the table above were established by our Compensation Committee in June 2009 for the year ended December 31, 2009. As is typical among our peer group, target and maximum award percentages vary among the named executive officers based on the potential impact each position has on our financial performance. For 2009, target and maximum award levels were established at a level designed to approximate the median anticipated annual cash award opportunities for executives in comparable positions with our peer group.

The amount of the award actually earned by an executive is based on minimum objective, quantifiable performance against our departmental, strategic, safety, and financial goals and against individual objectives assigned to the executive by the Compensation Committee. Under this structure, each performance category has a threshold, target, and maximum percentage assigned to the level of performance in that category, and each category is assigned a weighted percentage that corresponds to an executive’s target award percentage. As a result, executives’ awards are determined by multiplying the level of performance for each category by the percentage of each executive’s award allocated to that category (threshold, target and maximum percentages were set at 60%, 100% and 200%, respectively, for 2009). For example, if an executive obtained the threshold level of strategic performance, and his strategic performance level was set at 30%, he would receive 18% percent of his target award (60% threshold multiplied by 30% weighted allocation). The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Target Incentive Award Allocation by Category
	Departmental	Strategic	Safety	Financial	Individual
Paul A. Bragg	0%	30%	10%	30%	30%
Douglas G. Smith	0%	30%	10%	30%	30%
Douglas W. Halkett	0%	20%	20%	40%	20%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

For 2009, the Compensation Committee established goals focused in each category as follows:

Departmental. Departmental goals for our Operations and Engineering departments focused on our desire to grow our contract backlog and reach operational milestones with respect to our four high-specification jack-up rigs.

Strategic. Strategic goals focused on our need to be in a position to take advantage of future growth in the marketplace, including through the completion of rigs and the financing and/or refinancing of our rigs.

Safety. Safety goals focused on our maintenance of a low recordable incident rate across all of our operations based on the total recordable incidence rate established by OSHA.

Financial. Financial goals focused on obtaining certain financial targets, including earnings per share of $0.10, earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $44,000,000, and a debt to equity ratio of 75% or less as of December 31, 2009. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates.

Individual. Goals for each of our executives were established to focus on specific contributions that we viewed as important to reaching milestones with respect to our development as a company during the year.

The criteria necessary to achieve the goals for each applicable category were uniform for each executive and established by the Compensation Committee. We believe that all target goals, while intentionally presenting a significant challenge, are realistic and achievable by our executives in most instances, if they perform their duties with the degree of care and diligence that we expect of them.

With respect to individual goals for the year and the total amount of the cash incentive award that could be earned by each executive, Mr. Bragg provided his recommendations to the Compensation Committee, which were based on his knowledge of the industry, and recommendations from other members of our executive team, and the Compensation Committee determined the actual amounts and individual goals for each executive.

In March of 2010, the final determinations were made by the Compensation Committee as to which goals had been obtained, and the awards were paid. Based on our achievement of target performance for departmental and strategic goals, maximum performance for safety goals, slightly above target performance for our financial goals, and achievement of individual goals ranging from 85-133% of target, Messrs. Bragg, Smith, Halkett, Munro, and Thomson received cash incentive awards of $545,500, $210,018, $385,920, $242,591, and $235,934, respectively.

During 2009, our company-wide and individual performance goals then in effect were as described above. The target and actual cash awards paid to each of the named executive officers are shown in the table below. The actual cash awards are also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table which follows this Compensation Discussion and Analysis.

Name	2009 Non-Equity Incentive Awards					Actual Award as a % of Salary
	Target Bonus as a % of Salary	Payout Range as a % of Target	Target Bonus Award ($)	Maximum Award ($)	Actual Cash Award ($)
Paul A. Bragg	100%	0-200%	500,000	1,000,000	545,500	109.1%
Douglas G. Smith	70%	0-200%	192,500	385,000	210,018	76.4%
Douglas W. Halkett	80%	0-200%	320,000	640,000	385,920	96.5%
Donald Munro	70%	0-200%	188,055	376,110	242,591	88.2%
William L. Thomson	70%	0-200%	159,000	318,000	235,934	89.0%

Equity Awards. We use stock options and other share-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other share-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success. The Compensation Committee and the Board of Directors develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately reward the executives.

The Compensation Committee considers multiple factors when determining award sizes, including market practices and amounts of other elements of compensation. However, like other components of compensation, the Compensation Committee seeks to set the dollar value of annual long-term equity incentive awards for executive officers at the median of the compensation peer group. Our Compensation Committee believes that stock options and restricted shares are essential components of our compensation program and are necessary for us to be able to attract, motivate and retain high quality employees and executive officers. Stock options and restricted shares are granted to executives to provide a long-term equity-based incentive component to their compensation. This reflects our focus on aligning the interests of shareholders and executives and increasing shareholder value.

Under the 2007 Plan, stock options are granted at exercise prices equal to fair market value of the underlying ordinary shares on the date of grant. For 2009, the Compensation Committee made the determination to our named executive officers restricted stock rather than stock options due to what the Committee viewed as an artificially low stock price as a result of a global downturn in the equity markets, which could result in disproportionate value being awarded to our executives. For the 2009 fiscal year, Messrs. Bragg, Smith, Halkett, Munro, and Thomson were granted 475,500, 230,500, 410,500, 220,000 and 215,000 restricted shares, respectively. The restricted shares vest in 25% increments beginning on the first anniversary of the grant date.

Ordinary Share Ownership Requirements

Although we do not have a formal requirement for stock ownership by any employee, we seek to promote the ownership of our ordinary shares through the use of long-term equity incentive compensation. We believe that broad-based stock ownership by our employees, including the named executive officers, enhances our ability to improve shareholder return by aligning the interests of our employees and shareholders.

Severance and Other Termination Payments

Under our employment agreements with our named executive officers, reasonable “change in control” and severance benefits are provided to our named executive officers and certain other employees. In the case of our named executive officers, the Compensation Committee believes these benefits reflect the competitive marketplace for executive talent and are in line with similar arrangements of companies with executives in comparable positions. Our change in control and severance benefit arrangements with the named executive officers and certain other employees recognize that our employees have built us into the successful enterprise we are today.

The purpose of these change in control arrangements is to:

•

ensure that the actions and recommendations of our senior management with respect to a possible or actual change in control are in the best interests of the company and our shareholders, and are not influenced by their own personal interests concerning their continued employment status after the change in control; and

•	reduce the distraction regarding the impact of an actual or potential change in control on the personal situation of the named executive officers and other employees.

More detailed information about the employment agreements is contained in “Employment Agreements” and “Potential Payments Upon Termination and Change in Control.”

Expatriate Executive Perquisites. Executives who are resident in foreign countries, also receive a standard array of expatriate executive perquisites that we believe is competitive with those of peer companies engaged in significant international operations. These include paid housing and utilities, use of an automobile, payment or reimbursement of in-country taxes, business class travel for extended flights, annual business class round trip flights for annual leave and school tuition expenses for their children.

Conclusion

We believe our overall compensation mix and levels are appropriate and provide a direct link to enhancing shareholder value, achieving our mission and business strategy, and advancing the other core principles of our compensation philosophy and objectives, including attracting, motivating and retaining the key talent needed to ensure our long-term success. We will continue to monitor current trends and issues in our competitive landscape and will modify our programs where appropriate.

Other Compensation

We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are available to all salaried employees and do not discriminate in favor of executive officers.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total Compensation ($)
Paul A. Bragg (3) Chairman and Chief Executive Officer	2009	500,000	—	749,145		545,500	18,000	(4)	1,812,645
	2008	257,673	279,452	3,487,680	1,051,373	—	9,000		1,160,788
	2007	—	—	—	—	—	—		—

Douglas G. Smith (5) Chief Financial Officer	2009	275,000	—	348,195		210,018	9,000		842,213
	2008	275,000	192,500	1,118,880	375,435	—	4,500		674,355
	2007	45,833	64,000	—	—	—	—		109,833

Douglas W. Halkett (6) Chief Operating Officer	2009	400,000	—	622,395		385,920	261,354	(7)	1,669,669
	2008	384,946	308,603	1,843,800	625,725	—	231,150		1,259,114
	2007	—	—	—	—	—	—		—

Donald Munro (6) Vice President—Operations	2009	275,000	—	337,800		242,591	183,855	(7)	1,039,246
	2008	203,333	110,753	821,520	275,010	—	137,732		600,306
	2007	—	—	—	—	—	—		—

William L. Thomson (8) Vice President—Assets & Engineering	2009	265,000	—	328,050	—	235,934	195,408	(7)	1,024,392

(1)	The amounts shown represent the grant date fair value of restricted stock and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing stock and option awards, please see “Note 2. Basis of Presentation and Significant Accounting Policies—Share-Based Compensation” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
(2)	Reflects amount paid in March of 2010 to each executive pursuant to our 2009 annual cash incentive award program.
(3)	Mr. Bragg, a founding executive officer, did not receive any cash or non-cash compensation for services rendered to our predecessor prior to June 12, 2008.
(4)	Reflects amount paid in 2009 for Mr. Bragg’s car allowance.
(5)	Mr. Smith’s employment with us commenced in November 2007.
(6)	Messrs. Halkett, Munro, and Thomson’s employment with us commenced in 2008.
(7)	For our executive officers working overseas, we provide the cost of housing, vehicle leases, schooling for the employees’ children and the cost of airfare for periodic visits to that executive’s home country. The following table reflects the amounts included as compensation for each of Messrs. Halkett, Munro, and Thomson in these categories:

Name	Housing	Vehicle	Schooling	Home Airfare
Douglas W. Halket	187,234	23,222	12,398	38,500
Donald Munro	127,660	19,076	14,919	22,200
William L. Thomson	137,872	19,630	13,406	24,500

(8)	Mr. Thomson was not a named executive officer in 2008.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (2)	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise Price of Option Awards ($) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum($)
Paul A. Bragg	3/31/2009	—	—	—	185,500	—	—	183,645
	11/15/2009	—	—	—	290,000	—	—	565,500
		30,000	500,000	1,000,000	—	—	—	—

Douglas G. Smith	3/31/2009	—	—	—	105,500	—	—	$104,445
	11/15/2009	—	—	—	125,000	—	—	$243,750
		11,550	192,500	385,000	—	—	—	—

Douglas W. Halkett	3/31/2009	—	—	—	185,500	—	—	$183,645
	11/15/2009	—	—	—	225,000	—	—	$438,750
		38,400	320,000	640,000	—	—	—	—

Donald Munro	3/31/2009	—	—	—	95,000	—	—	$94,050
	11/15/2009	—	—	—	125,000	—	—	$243,750
		19,800	188,055	330,000	—	—	—	—

William L. Thomson	3/31/2009	—	—	—	95,000	—	—	$94,050
	11/15/2009	—	—	—	120,000	—	—	$234,000
		22,260	185,500	371,000	—	—	—	—

(1)	Messrs. Bragg, Smith, Halkett, Munro, and Thomson received cash incentive awards of $545,500, $210,018, $385,920, $242,591, and $235,934, respectively for 2009.
(2)	Share grants and options vest ratably over four years beginning on the first anniversary date of the grant.
(3)	Represents the closing market price of our ordinary shares on the grant date.
(4)	Amounts for share grants are based on the closing market price on the grant date. Value of options is based on the grant date fair value determined pursuant to FASB ASC Topic 718 using the Black-Sholes option pricing model. These values are also used for financial reporting purposes and are expensed over the vesting period of the share grants and options.

Employment Agreements

We entered into employment agreements with each of our named executive officers, effective June 18, 2008 in the case of Messrs. Bragg, Smith, and Halkett, effective May 1, 2008 in the case of Mr. Munro, and effective October 27, 2009 in the case of Mr. Thomson. Each employment agreement provides for an initial term of two years, with an automatic renewal of the term until one year from the anniversary date of each agreement unless either party gives notice of non-renewal at least ninety-days before the renewal date. Under the terms of the agreements, Messrs. Bragg, Smith, Halkett, Munro and Thomson are entitled to annual base salaries of $500,000, $275,000, $400,000, $275,000, and $265,000, respectively, with the potential target annual cash incentive award of 100%, 70%, 80%, 70%, and 70% of their salaries.

Subject to adjustments based on market conditions and industry compensation trends, each of the employment agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted stock and/or stock options as follows: $2,100,000 to Mr. Bragg, $750,000 to Mr. Smith, $1,250,000 to Mr. Halkett, a range of $400,000 to $550,000 to Mr. Munro, and $662,500 to Mr. Thomson. Due to market conditions and a decline in the company’s stock price, the Compensation Committee recommended that these awards be reduced, and each of the named executive officers agreed to the reduction. Accordingly, for 2009, Messrs. Bragg, Smith, Halkett, Munro and Thomson received restricted stock awards with a grant date fair value of $749,145, $348,195, $622,395, $337,800, and $328,050, respectively. Further, during the term of the agreements, each of the named executive officers is entitled to have certain expenses reimbursed and is eligible for various other perquisites that are consistent with practices established by the Compensation Committee.

Under the terms of the employment agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of one year following the termination of his employment.

Potential Payments Upon Termination Or Change In Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause or in the event of a change in control, each as of December 31, 2009, the named executive officer would be entitled to payments in the amounts set forth opposite to their name as follows:

Cash Severance ($)
Paul A. Bragg	3,000,000
Douglas G. Smith	935,000
Douglas W. Halkett	1,440,000
Donald Munro	467,500
William L. Thomson	450,500

Cash payments are payable quarterly, except in the case of a termination without cause, in which case the payments are in a lump sum within 10 days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary. In the event of an executive’s disability, his employment will continue for one year from the date of disability.

In addition, assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause or in the event of a change in control, they would be entitled to accelerated vesting of all options and share awards. Please see “Grant of Plan-Based Awards” table for information regarding the value of option and share awards.

The following definitions apply to the termination and change in control provision in the employment agreements:

•

“cause” generally means: (i) material dishonesty which is not the result of an inadvertent or innocent mistake of the named executive with respect to us or any of our subsidiaries, (ii) violation of the executive’s fiduciary duty owed to us or violation of any U.S. law applicable to the executive’s employment, (iii) willful misfeasance or nonfeasance of duty by the named executive intended to injure or having the effect of injuring in some material fashion the reputation, business, or business relationships of us or any of our subsidiaries or any of their respective officers, directors, or employees, (iv) material violation by the named executive of any material term of the employment agreement, or (v) conviction of the named executive of any felony, any crime involving moral turpitude or any crime other than a vehicular offense which could reflect in some material fashion unfavorably upon us or any of our subsidiaries.

•

“good reason” generally means (i) following a Change of Control, a material alteration in the nature or status of the named executive’s title, duties or responsibilities, or the assignment of duties or responsibilities inconsistent with the named executive’s status, title, duties and responsibilities, (ii) a failure by us to continue in effect any employee benefit plan in which the named executive was participating, or the taking of any action by us that would adversely affect the named executive’s participation in, or materially reduce the named executive’s benefits under, any such employee benefit plan, unless such failure or such taking of any action adversely affects our senior members of corporate management generally to the same extent, (iii) any material breach by us of any provision of the employment agreement, (iv) any failure by us to obtain the assumption and performance of the employment agreement by any successor (by merger, consolidation, or otherwise) or assign of us, or (v) we provide written notice of non-renewal to the named executive.

•

“constructive termination without cause” generally means (i) a reduction in the named executive’s fixed salary; (ii) our failure to continue to provide the named executive with office space, related facilities and secretarial assistance that are commensurate with the named executive’s responsibilities to and position with us; (iii) the notification by us of our intention not to observe or perform one or more of our obligations under the employment agreement; or (iv) the failure by us to indemnify, pay or reimburse the named executive at the time and under the circumstances required by the employment agreement.

•	A “Change of Control” shall be deemed to have occurred if:

(i) A reverse merger involving us in which we are the surviving corporation but our ordinary shares outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, and the shareholders of the parent immediately prior to the completion of such transaction hold, directly or indirectly, less than 50% of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or comparable successor rules) of the surviving entity or, if more than one entity survives the transaction, the controlling entity; or

(ii) Any “person” or “group” (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act) other than a trustee or other fiduciary holding securities under an employee benefit plan of us becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of our then outstanding voting ordinary shares; or

(iii) At any time during the period of three consecutive years, individuals who at the beginning of such period constituted the Board of Directors (and any new director whose election by the Board of Directors or whose nomination for election by our shareholders were approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof; or

(iv) Our shareholders approve our merger or consolidation with any other corporation, other than a merger or consolidation (a) in which a majority of the directors of the surviving entity were our directors prior to such consolidation or merger, and (b) which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being changed into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the surviving entity outstanding immediately after such merger or consolidation; or

(v) Our shareholders approve a plan of complete liquidation of us or an agreement for the sale or disposition by us of all or substantially all of our assets.

During the executive’s employment and for a period of one year following a termination for any reason (including a termination without cause, for good reason, constructive termination without cause or a termination in connection with a change in control), the executive cannot, anywhere in the specified geographic region, directly or indirectly:

(i) perform services for, have any ownership interest in, or participate in any business that engages or participates in a competing business purpose;

(ii) induce or attempt to induce any customer or client or prospective customer or client with whom the executive dealt with or solicited while employed by us during the last twelve months of his employment; or

(iii) solicit, attempt to hire, or have any person employed by us work for the executive or for another entity, firm, corporation or individual.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2009.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised Unexercisable Options (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Units That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Paul A. Bragg	85,062	255,188	8.40	6/12/2018	—	—
	—	—	—	—	786,900	1,266,909
Douglas G. Smith	30,375	91,125	8.40	6/12/2018	—	—
	—	—	—	—	330,400	531,944
Douglas W. Halkett	50,625	151,875	8.40	6/12/2018	—	—
	—	—	—	—	575,125	925,951
Donald Munro	22,250	66,750	8.40	6/12/2018	—	—
	—	—	—	—	293,350	472,294
William L. Thomson	20,250	60,750	8.40	6/12/2018	—	—
	—	—	—	—	281,225	452,772

(1)	Options vest ratably over a four year period for each of the named executive officers beginning with the first anniversary date of June 12, 2009.
(2)	Restricted stock granted to our named executive officers vests 25% annually commencing on the first anniversary of the date of grant. For Messrs. Bragg, Smith, Halkett, Munro, and Thomson, there are 311,400, 99,900, 164,625, 73,350, and 66,225 shares of restricted stock for which the first vesting date occurred on June 12, 2009, 185,500, 105,500, 185,500, 95,000 and 95,000 shares of restricted stock for which the first vesting date occurred on March 31, 2010, and 290,000, 125,000, 225,000, 125,000, and 120,000 shares of restricted stock for which the first vesting date will occur on November 15, 2010.
(3)	The market value of the share awards is equal to the number of unvested shares times $1.61, the closing price of our shares as quoted on the NYSE Amex on December 31, 2009.

2009 Option Exercises and Stock Vested

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Bragg	—	—	103,800	208,638
Douglas G. Smith	—	—	33,300	66,933
Douglas W. Halkett	—	—	54,875	110,299
Donald Munro	—	—	24,450	49,145
William L. Thomson	—	—	22,075	44,371

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director and Consultant Compensation Paid to John C. G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of the Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of €30,000 ($33,523 based on the average monthly exchange rate for May through December 2009). Additionally, under the terms of the consulting agreement, Mr. O’Leary received a signing payment of €180,000 ($255,510) and is entitled to participate in our benefit and executive compensation programs. Unless terminated earlier, this agreement will terminate on May 5, 2012. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other party(ies) to the transaction.

In addition to the payments we made to Strand Energy during 2009, and in accordance with the terms of the consulting agreement, our Chief Executive Officer established an annual cash incentive award for Mr. O’Leary with a target of 80% of the consulting fee paid to Strand Energy. Mr. O’Leary did not receive any compensation for his service as a director during 2009. However, notwithstanding his status as a non-employee consultant, he will be eligible to receive compensation in the future for his services as a director pursuant to any director compensation plan.

The following table indicates the compensation received by Strand Energy and Mr. O’Leary from us during 2009 pursuant to the terms of the consulting agreement, including all compensation paid under the terms of the 2007 Plan and the annual cash incentive award plan.

Name and Principal Position	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total Compensation ($)
John C. G. O’Leary	523,692	622,395	—	300,545	—	1,446,632

2009 Director Compensation

During 2009, we did not provide cash compensation to our directors for their services as members of the Board of Directors or for attendance at Board of Directors or committee meetings. However, our directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees. Under the 2007 Plan, directors are eligible to receive stock option grants at the discretion of the Compensation Committee or other administrator of the plan. The following table summarizes compensation that our non-employee directors earned during 2009 for services as members of our Board of Directors.

We anticipate that we will adopt a director compensation program in 2010. Under the terms of the director compensation program that is currently being considered for adoption by the Board of Directors, directors would receive an annual grant of restricted stock valued at $95,000. Additionally, the proposed director compensation plan would include additional compensation of $15,000 and $10,000 annually for the chairmen of the Audit and Compensation Committees, respectively. The compensation payable to these committee chairmen would be paid in either cash or shares of restricted stock, at each chairman’s election. All equity awards provided under the proposed director compensation plan would vest one year after the date of grant.

The following table indicates the compensation paid to each director during 2009.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)	Options Awards($)	All Other Compensation($)	Total($)
Jorge E. Estrada	—	—	—	—	—
Koichiro Esaka	—	—	—	—	—
Robert Grantham	—	—	—	—	—
Marcelo D. Guiscardo	—	—	—	—	—
Ong Tian Khiam	—	—	—	—	—
John C.G. O’Leary (1)	—	—	—	—	—
Hsin-Chi Su	—	—	—	—	—
Steinar Thomassen	—	—	—	—	—

(1)	Pursuant to his role as a consultant to the company and certain unique aspects of his compensation, we have included a special section in this Form 10-K/A for purposes of indicating the total compensation paid to Mr. O’Leary. For detailed information on Mr. O’Leary’s compensation, please see “—Director and Consultant Compensation Paid to John C.G. O’Leary.”

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, that might incorporate future filings, including this report, in whole or in part, the following Report of the Compensation Committee shall not be deemed to be “Soliciting Material,” is not deemed “filed” with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to the Annual Report on Form 10-K for the year ended December 31, 2009.

By the Compensation Committee of the Board of Directors,

Marcelo D. Guiscardo, Chair

Koichiro Esaka

Hsin-Chi Su

Compensation Committee Interlocks and Insider Participation

Messrs. Guiscardo, Su and O’Leary served on the Compensation Committee in 2009, however, Mr. O’Leary resigned in October 2009 following the determination that he was no longer an independent director under the standards of the NYSE Amex. Mr. Esaka joined the Compensation Committee in January of 2010. None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 30, 2010, except as noted below, by (1) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (2) each director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 30, 2010.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
F3 Capital (3)	95,775,266	40.24%

Directors and named executive officers:
Paul A. Bragg (4)	4,784,371	2.02%
Jorge E. Estrada (5)	1,921,204	*
Robert Grantham (6)	18,000	*
Marcelo D. Guiscardo (7)	2,222,409	*
John C.G. O’Leary (8)	2,752,909	1.16%
Hsin-Chi Su (9)	95,775,266	40.24%
Steinar Thomassen (10)	10,000	*
Douglas Halkett (11)	766,952	*
Douglas G. Smith (12)	427,692	*
Donald Munro (13)	362,300	*
William L. Thomson (14)	498,930	*
Ong Tian Khiam	—	—
Koichiro Esaka	—	—

All directors and executive officers as a group (16 persons)	112,016,631	46.8%

*	Less than 1% of our ordinary shares outstanding.
(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 610, Houston, Texas 77056.
(2)	Based on 236,404,864 ordinary shares outstanding as of April 30, 2010. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)

Mr. Hsin-Chi Su owns 100% of F3 Capital. The address of F3 Capital is 8th No 126 Jianguo North Road, Taipei 104, Taiwan. Includes 1,983,471 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(4)	Paul A. Bragg is our Chairman and Chief Executive Officer. Includes 740,525 unvested shares of restricted stock granted to Mr. Bragg pursuant to the 2007 Plan, 945,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable and 750,000 ordinary shares that Mr. Bragg transferred for estate planning purposes to the Paul A. Bragg 2007 Annuity Trust, a grantor retained annuity trust for the benefit of family and friends.
(5)	Jorge E. Estrada is one of our directors. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

(6)	Robert Grantham is one of our directors. Includes 18,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(7)	Marcelo D. Guiscardo is one of our directors. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(8)	John C.G. O’Leary is one of our directors. Includes 500,500 unvested shares of restricted stock granted to Mr. O’Leary pursuant to the 2007 Plan and 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(9)	Hsin-Chi Su is one of our directors and the sole shareholder of F3 Capital. Includes 1,983,471 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(10)	Steinar Thomassen is one of our directors.
(11)	Douglas Halkett is our Chief Operating Officer. Includes 12,900 ordinary shares owned by Mr. Halkett’s spouse, 528,750 unvested shares of restricted stock granted to Mr. Halkett pursuant to the 2007 Plan and 35,702 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(12)	Douglas G. Smith is our Chief Financial Officer. Includes 304,025 unvested shares of restricted stock granted to Mr. Smith pursuant to the 2007 Plan and 6,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(13)	Donald Munro is our Vice President—Operations. Includes 269,600 unvested shares of restricted stock granted to Mr. Munro pursuant to the 2007 Plan.
(14)	William Thomson is our Vice President—Assets & Engineering. Includes 257,475 unvested shares of restricted stock granted to Mr. Thomson pursuant to the 2007 Plan and 110,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding the 2007 Plan, our only equity compensation plan as of December 31, 2009:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,153,308	$8.40	346,692

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and 5% or greater shareholders. All of the transactions set forth below were approved by the unanimous vote of our Board of Directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Our Audit Committee is responsible for approving related party transactions, as defined in applicable rules by the SEC. Our Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest situations. Such transactions must be approved by our Audit Committee prior to consummation. Hsin-Chi Su, one of our directors, owns 100% of the outstanding equity of F3 Capital, and 55% of Mandarin Drilling Corporation (“Mandarin”).

Platinum Explorer Transaction

In September 2007, Mandarin, which was then a wholly-owned subsidiary of F3 Capital, entered into a shipbuilding contract with Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”) for the construction of the Platinum Explorer. In March 2008, we entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed with F3 Capital to restructure our ownership interest in the Platinum Explorer through the purchase of a 45.0% ownership interest in Mandarin from F3 Capital for total consideration of approximately $190.0 million in cash and issuance of warrants to purchase up to 1,983,471 of our ordinary shares. The $40.0 million that was previously paid to Mandarin and F3 Capital pursuant to an interim agreement was credited toward the cash purchase price at the time of the restructuring, leaving a balance of approximately $150.0 million.

In order for us to fund the balance of the purchase price, F3 Capital agreed to exercise warrants, which were issued in connection with our acquisition of OGIL in June 2008, to acquire 25.0 million ordinary shares, and we agreed to use the proceeds from the exercise to pay the remaining balance of the cash purchase price. As of December 31, 2009, F3 Capital has completed the exercise of these warrants and we have paid the balance of the purchase price for our interest in Mandarin. F3 Capital has commenced the process of updating Mandarin’s share registry to reflect our ownership interest in Mandarin. As the exercise of the warrants was contingent upon our agreement to fund the acquisition and issue the additional warrants, we treated the transactions as one integrated transaction with a fair value of approximately $44.0 million.

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

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million to be paid in four installments. The balance of approximately $504.0 million is due upon delivery, and will be an obligation of both us and F3 Capital based upon our respective ownership percentages in Mandarin. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates; F3 Capital is responsible for the additional interest and exchange rate fluctuations. We estimate that an additional $120.0 million of non-shipyard capital expenditures is required to equip and commission the drillship for service. We have agreed with F3 Capital to provide these additional funds in accordance with our respective ownership interests in Mandarin. We have also been paying the shipyard oversight costs and procuring equipment for the Platinum Explorer. F3 Capital has been reimbursing us for its share of these costs.

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Platinum Explorer, DragonQuest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. We own a 45.0% interest in Mandarin, which owns the Platinum Explorer. For more information, see “Platinum Explorer Transaction” above. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed during the year. These agreements may be terminated by either party upon the provision of notice.

As of December 31, 2009, the affiliates of F3 Capital that are parties to these construction supervision agreements have been paying us amounts due under the agreements, except for North Pole Drilling Corporation (“North Pole Drilling”), the affiliate of F3 Capital that is constructing the Cobalt Explorer. In June 2009, North Pole Drilling and DSME agreed to suspend commencement of construction activities on the Cobalt Explorer for one year. We are currently under discussions with North Pole Drilling, to amend the performance obligations of us and F3 Capital under the construction supervision agreement to correspond with the proposed deferred construction of the Cobalt Explorer, and to determine the appropriate amount payable by North Pole Drilling for construction services rendered by us in 2009, which we currently estimate to be approximately $3.0 million.

Drillship Management Services Agreements

We have three management services agreements that entitle us to payments for the management of the Platinum Explorer, DragonQuest and Cobalt Explorer. Our counterparty in each of these agreements is an affiliate of F3 Capital. We own a 45.0% interest in Mandarin, which owns the Platinum Explorer. Once each drillship is operational, these agreements entitle us to receive a fixed fee per day plus a performance fee based on the operational performance of each respective drillship. Additionally, we will receive a marketing fee for every charter agreement we secure on behalf of one of these drillships. Unless the drillships are operating under contract, the counterparty to these agreements may terminate their obligations under the relevant agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the relevant drillship is damaged to the point of being inoperable; or (iv) the relevant drillship is sold and no outstanding payments are owed to us. We did not receive any fees under these agreements in 2009.

December Loan Agreement

Under the terms of a Loan Agreement between us and F3 Capital dated December 22, 2008 (the “December Loan Agreement”), F3 Capital made an unsecured loan to us in the principal amount of $10.0 million. All amounts outstanding under the December Loan Agreement accrued interest at an annual rate of 7% accruing daily through February 18, 2009 and thereafter at 10% per annum. Principal and accrued interest under the December Loan Agreement was due and payable on February 16, 2009. F3 Capital elected to convert the amounts outstanding under the December Loan Agreement into ordinary shares at a price equal to $0.95. In January 2010, we issued 10,655,865 ordinary shares to F3 Capital in satisfaction of the loan.

Termination Agreement with Mandarin

We previously held an option to purchase the DragonQuest (formerly known as the Titanium Explorer). The option lapsed pursuant to its terms, and pursuant to its terms, we were obligated to pay a termination fee of $10.0 million to Mandarin. In settlement of our obligations under the option, we reached an agreement with Mandarin to issue 7,299,270 of our ordinary shares to F3 Capital in lieu of paying the termination fee in cash, which shares were issued on January 7, 2009.

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

March Loan Agreement

Under the terms of a Loan Agreement between us an F3 Capital dated March 3, 2009 (the “March Loan Agreement”), F3 Capital made an unsecured loan to us in the principal amount of $4.0 million. All amounts outstanding under the March Loan Agreement accrued interest at an annual rate of 8% accruing daily through June 30, 2009 and thereafter at 10% per annum. Principal and accrued interest, under the March Loan Agreement, unless accelerated, were due and payable on June 30, 2009, but F3 Capital elected to convert the outstanding amount owed under the March Loan Agreement at $1.02, the closing price of the ordinary shares on March 3, 2009. In January 2010, we issued 3,921,570 ordinary shares to F3 Capital in satisfaction of the loan.

Consulting Agreement with John C.G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of the Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of €30,000 ($33,523 based on the average monthly exchange rate for May through December 2009). Additionally, under the terms of the consulting agreement, Mr. O’Leary received a signing payment of €180,000 ($255,510) and is entitled to participate in our benefit and executive compensation programs. Unless terminated earlier, this agreement will terminate on May 5, 2012. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other party(ies) to the transaction. For more, see “—Director and Consultant Compensation Paid to John C.G. O’Leary.”

Director Independence

There are no family relationships among any of our directors or executive officers. The Board of Directors has determined that the following members are independent as such term is defined under NYSE Amex rules: Koichiro Esaka, Jorge E. Estrada, Robert F. Grantham, Marcelo D. Guiscardo, Ong Tian Khiam and Steinar Thomassen. Hsin-Chi Su is not independent, but serves on the Compensation Committee of the Board of Directors pursuant to a NYSE Amex rule that allows a non-independent director to serve as a member of the Compensation Committee for two years. The Board of Directors believes it is in our best interest and the best interest of our shareholders if Mr. Su continues to be a member of the Compensation Committee.

Item 14.	Principal Accounting Fees and Services

Independent Public Accountant Fees

For the fiscal years ended December 31, 2008 and 2009, UHY billed the approximate fees set forth below:

Fees	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2009
Audit Fees (1)	$293,129	$590,586
Audit-Related Fees (2)	$6,761	$—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$299,890	$590,586

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings.

All services provided by UHY during the fiscal year ended December 31, 2009 were approved by the Audit Committee. UHY acts as our principal independent registered public accounting firm. As of December 31, 2009, UHY leased all its personnel, who work under the control of UHY partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure. UHY has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement, dated June 5, 2009 (8)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (9)

4.7	Indenture dated as of December 23, 2009 by and among P2021 Rig Co., Vantage Drilling Company, and Wilmington Trust, FSB, as trustee (10)

10.1	Credit Agreement, dated as of June 12, 2008, among Emerald Driller Company, Sapphire Driller Company, Aquamarine Drilling Company and Topaz Drilling Company, as Borrowers, Vantage Drilling Company and certain subsidiaries thereof party hereto, as Guarantors, the Lenders and Nataxis, as Facility Agent and Collateral Agent (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

Exhibit No.	Description

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated December 18, 2008 (20)

10.11	Agreement to Perform Construction Management Services between Mandarin Drilling Corporation and Vantage International Management Company (21)

10.12	Vantage Deepwater Company and Mandarin Drilling Corporation Management Agreement (22)

10.13	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction contract for the Aquamarine Driller (23)

10.14	Deed of Guarantee dated December 23, 2008, between Vantage Drilling Company and PPL Shipyard PTE Ltd., regarding the rig construction for the Topaz Driller (24)

10.15	Subscription Agreement between F3 Capital and Vantage Drilling Company dated January 9, 2009 (25)

10.16	Termination Agreement dated January 7, 2009 (26)

10.17	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (27)

10.18	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (28)

10.19	Securities Purchase Agreement, dated June 5, 2009 (29)

10.20	Second Amendment to Credit Agreement dated as of July 31, 2009 (30)

10.21	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (31)

10.22	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (32)

10.23	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009*

21.1	Subsidiaries of Vantage Drilling Company (33)

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.

(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 5, 2009.
(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 5, 2009.
(10)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 23, 2009.
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 18, 2008.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(21)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(22)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(23)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(24)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on December 24, 2008.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on January 15, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 20, 2009.
(27)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(28)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s annual report on Form 10-K filed with the SEC on April 30, 2009.
(29)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(30)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 3, 2009.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(32)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.
(33)	Incorporated by reference to Exhibit 21.1 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.

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

Name	Position	Date

/s/ PAUL A. BRAGG Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2010

/s/ DOUGLAS G. SMITH Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2010