Form 10-Q
period 2010-03-31
Vantage Drilling CO
filed 2010-05-10
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of Vantage Drilling Company ordinary shares outstanding as of April 30, 2010 is 236,404,864.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Annual Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	termination of our customer contracts;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	general economic conditions, including the current recession and capital market crisis;

•	competition within our industry;

•	effects of new rigs and new technology on the market;

•	restrictions on offshore drilling;

•	compliance with restrictions and covenants in our debt agreements;

•	our substantial level of indebtedness and ability to incur additional indebtedness;

•	our need for cash to meet our debt service obligations;

•	identifying and completing acquisition opportunities;

•	contract awarding and commencement;

•	limited mobility between geographic regions;

•	levels of operating and maintenance costs;

•	our ability to receive cash flow from our subsidiaries;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	ability to obtain indemnity from customers;

•	operating hazards in the oilfield service industry;

•	adequacy of insurance coverage in the event of a catastrophic event

•	governmental, tax and environmental regulation;

•	operations in international markets;

•	potential conflicts of interest with F3 Capital;

•	our ability to pay dividends;

•	the volatility of the price of our ordinary shares; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to “we,” “us” or “our” refer to Vantage Drilling Company and its consolidated subsidiaries.

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,394	$15,992
Restricted cash	38,051	28,863
Trade receivables	39,742	17,536
Inventory	11,802	10,789
Prepaid expenses and other current assets	11,343	8,040

Total current assets	131,332	81,220

Property and Equipment
Property and equipment	911,476	899,541
Accumulated depreciation	(18,806)	(11,329)

Property and equipment, net	892,670	888,212

Other Assets
Investment in joint venture	122,265	120,306
Other assets	28,722	29,441

Total other assets	150,987	149,747

Total assets	$1,174,989	$1,119,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,849	$15,931
Accrued liabilities	21,692	14,285
Short-term debt	3,434	17,827
Current maturities of long-term debt	16,000	16,000

Total current liabilities	58,975	64,043

Long–term debt, net of discount of $3,728 and $4,021	369,939	378,078
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 236,009 and 187,277 shares issued and outstanding	236	187
Additional paid-in capital	777,796	714,486
Accumulated deficit	(31,154)	(37,117)
Accumulated other comprehensive loss	(803)	(498)

Total shareholders’ equity	746,075	677,058

Total liabilities and shareholders’ equity	$1,174,989	$1,119,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Contract drilling services	$39,356	$9,787
Management fees	4,437	4,142
Reimbursables	14,457	367

Total revenue	58,250	14,296

Operating costs and expenses
Operating costs	30,659	5,640
General and administrative	4,475	3,436
Depreciation	7,477	1,656

Total operating expenses	42,611	10,732

Income from operations	15,639	3,564

Other income (expense)
Interest income	12	8
Interest expense	(7,985)	(748)
Other income	612	86

Total other expense	(7,361)	(654)

Income before income taxes	8,278	2,910
Income tax provision	2,315	552

Net income	$5,963	$2,358

Earnings per share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,963	$2,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	7,477	1,656
Amortization of debt financing costs	976	205
Share-based compensation expense	1,526	1,142
Accretion of long-term debt	1,217	—
Amortization of senior notes discount	293	—
Changes in operating assets and liabilities:
Restricted cash	(9,188)	(212)
Trade receivables	(22,205)	(9,686)
Inventory	(1,013)	(3,016)
Prepaid expenses and other current assets	(3,304)	434
Other assets	(198)	(45)
Accounts payable	1,919	1,983
Accrued liabilities	7,245	4,049
Short-term debt	904	—

Net cash used in operating activities	(8,388)	(1,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	—	—
Additions to property and equipment	(11,934)	(17,685)
Investment in joint venture	(1,959)	—
Deferred acquisition costs	—	—

Net cash used in investing activities	(13,893)	(17,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreements		10,821
Repayment of long-term debt	(9,649)	(465)
Proceeds from issuance of ordinary shares in public offering, net	47,688	—
Repayment of short-term debt	(1,297)	—
Debt issuance costs	(59)	—
Proceeds from notes payable-shareholders	—	4,000

Net cash provided by financing activities	36,683	14,356

Net increase (decrease) in cash and cash equivalents	14,402	(4,461)
Cash and cash equivalents—beginning of period	15,992	16,557

Cash and cash equivalents—end of period	$30,394	$12,096

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$5,954	$3,048
Interest capitalized (non-cash)	(5,009)	(3,790)
Taxes	1,203	—
Non-cash investing and financing transactions:
Issuance of ordinary shares for performance deposit	$—	$8,000
Issuance of shares for short-term debt and accrued interest	(14,144)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company (“we,” “our,” “us,” “Vantage Drilling” or the “Company”), organized under the laws of the Cayman Islands on November 14, 2007, is a holding corporation with no significant operations or assets other than its interests in its direct and indirect subsidiaries including Vantage Energy Services, Inc. (“Vantage Energy”), a Delaware corporation, and Offshore Group Investment Limited (“OGIL”), a Cayman Islands corporation. On June 12, 2008, Vantage Drilling completed its business combination with Vantage Energy and OGIL pursuant to a share purchase agreement (the “Purchase Agreement”).

In January 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses of approximately $41.8 million are being used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan as described in Note 4 below. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares on February 12, 2010. The net proceeds, after underwriter’s discount and commissions and other expenses, of $5.8 million are also being used for working capital and general corporate purposes.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2009 is derived from the December 31, 2009 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Property and Equipment: Consists of the values of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they were under construction. Total interest and amortization costs capitalized for the three months ended March 31, 2010 and 2009 was $5.0 million and $3.8 million, respectively.

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

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	224,595	81,110
Options	—	—
Warrants	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	224,595	81,110

The calculation of diluted weighted average shares outstanding excludes 42.8 million and 65.4 million ordinary shares for the three months ended March 31, 2010 and 2009, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million of share-based compensation expense for the three months ended March 31, 2010 as compared to $1.1 million of share-based compensation expense, net of capitalized amounts of $78,000, in the three months ended March 31, 2009.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The carrying amounts of our bank long-term debt obligations approximate their fair values since these bear interest at floating rates. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the debt incurs pay-in-kind interest which accretes the value of the debt to $140.0 million at maturity. We believe the carrying amount of the Aquamarine Term Loan approximates its current fair value. The 13 1/2% Senior Secured Notes issued in connection with the financing of the Topaz Driller were issued at a price equal to 97% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes. As of April 30, 2010, the 13 1/2% Senior Secured Notes were trading at approximately 103% of their par value.

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

3. Acquisitions and Management and Construction Supervision Agreements

Platinum Explorer Transaction

Purchase of Our Interest in the Platinum Explorer

In September 2007, Mandarin Drilling Corporation (“Mandarin”), which was wholly-owned by F3 Capital, entered into a shipbuilding contract with Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”) for the construction of the Platinum Explorer. In March 2008, we entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed with F3 Capital to restructure our ownership interest in the Platinum Explorer through the purchase of a 45.0% ownership interest in Mandarin from F3 Capital for total consideration of approximately $190.0 million in cash and issuance of warrants to purchase up to 1,983,471 of our ordinary shares. The $40.0 million that was previously paid to Mandarin and F3 Capital pursuant to an interim agreement was credited toward the cash purchase price at the time of the restructuring, leaving a balance owed of approximately $150.0 million.

In order for us to fund the balance of the purchase price, F3 Capital agreed to exercise warrants, which were issued in connection with our acquisition of OGIL in June 2008, to acquire 25.0 million ordinary shares, and we agreed to use the proceeds from the exercise to pay the remaining balance of the cash purchase price. As of December 31, 2009, F3 Capital had completed the exercise of these warrants and we had paid the balance of the purchase price for our interest in Mandarin. F3 Capital has commenced the process of updating Mandarin’s share registry to reflect our ownership interest in Mandarin. As the exercise of the warrants was contingent upon our agreement to fund the acquisition and issue the additional warrants, we treated the transactions as one integrated transaction with a fair value of approximately $44.0 million.

We entered into a Shareholders Agreement with F3 Capital with respect to Mandarin. In the Shareholders Agreement, we and F3 Capital agreed that, among other things, there would be five directors on the board of Mandarin, three of which appointed by F3 Capital, and two of which appointed by us. In the Shareholders Agreement, we and F3 Capital also agreed to endeavor to obtain financing for the final payment due to DSME, and if such financing is not available, each party

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will provide funds in accordance with its respective ownership interests in Mandarin. The Shareholders Agreement also contains a buy-sell agreement in which one party may offer to purchase the interest of the other party for a price specified in the offer. The party receiving the offer may elect to purchase the interest of the offering party for the specified price, or sell its interest for the offered price.

Payment for the Platinum Explorer

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million to be paid in four installments of approximately $31.0 million each and the balance of approximately $504.0 million upon delivery, which will be an obligation of both us and F3 Capital based upon our respective ownership percentages. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates. F3 Capital is solely responsible for the additional interest and exchange rate fluctuations. As of March 31, 2010, we estimate that an additional $109.8 million of non-shipyard expenditures are required to equip and commission the drillship for service. We have agreed with F3 Capital to provide these additional funds in accordance with our respective ownership interests in Mandarin.

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Platinum Explorer and DragonQuest. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. As of March 31, 2010, amounts totaling approximately $4.8 million for construction services rendered by us on the Platinum Explorer and DragonQuest are outstanding.

In June 2009, North Pole Drilling, an affiliate of F3 Capital, and DSME agreed to suspended construction activities on the Cobalt Explorer for one year. We are currently under discussions with North Pole Drilling to amend the performance obligations of us and F3 Capital under the construction supervision agreement to correspond with the proposed deferred construction of the Cobalt Explorer. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 has not been paid by North Pole Drilling as of March 31, 2010.

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

Semisubmersible Management Agreements

We have agreements to manage the construction and operations of two semisubmersibles, the Semi I and the Semi II. These agreements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. Pursuant to these agreements, we are entitled to receive a fee of $5.0 million per year per unit, payable in monthly installments, while the semisubmersibles are under construction. Once the Semi I is operational, we are entitled to a fixed fee per day and a performance fee based on the operational performance of the unit. During the construction of the semisubmersibles, the owner may terminate the agreements upon the occurrence of any certain specified events. However, either party may terminate the agreements at any time on seven days notice. The Semi I will likely be delivered after the scheduled drilling contract delivery date which will give the customer the right to terminate its arrangement with the owner of the Semi I; however, as of March 31, 2010 the customer had given no indication that they intend to do so.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Debt

Short-term Debt

On December 22, 2008, F3 Capital made an unsecured loan (the “Loan Agreement”) to us of $10.0 million. The loan bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, subject to shareholder approval, F3 Capital agreed to settle the outstanding principal and interest owed under the Loan Agreement for 10,655,866 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.95 per share.

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

Shareholders approved both of the transactions in December 2009, the ordinary shares were issued in January 2010 and the short-term debt and related accrued interest was cancelled. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of March 31, 2010, we had short-term debt of approximately $3.4 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.97%.

Long-term Debt

As of March 31, 2010, our long-term debt was composed of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$65,812	$73,461
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	76,000	78,000
Aquamarine Term Loan	102,855	101,638
13 1/2 % Senior Secured Notes, net of discount of $3,728 and $4,021	131,272	130,979

	385,939	394,078
Less current maturities of long-term debt	(16,000)	(16,000)

Long-term debt	$369,939	$378,078

Credit Agreement

On June 12, 2008, we entered into the Credit Agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement was subsequently amended on December 22, 2008 and again on July 31, 2009, after which only the Emerald Driller and the Sapphire Driller were financed. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company and Sapphire Driller Company (each individually, a “Borrower”). The Credit Agreement requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Credit Agreement and limits the amount of capital expenditures that we can make during any fiscal year for these two rigs. We are subject to other restrictive covenants under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants of the Credit Agreement at March 31, 2010.

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after September 10, 2016. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. Any outstanding amount of the revolving loan tranche will be repayable in full on the

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding term loan and second to any outstanding revolving loan. As of March 31, 2010, we had $9.6 million in escrow to fund future debt service.

The interest rate for each loan under the Credit Agreement is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. Each loan is secured by a lien on substantially all of the assets of the Borrowers and the guarantors. In March 2009, we entered into interest rate swaps with an aggregate notional value of $90.8 million, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings for the Emerald Driller. We have not recognized any hedge ineffectiveness in income related to these interest rate swaps. At March 31, 2010, the interest rate swaps represented a liability of $803,000, which is included in current accrued liabilities in our consolidated balance sheet, with a corresponding increase in other comprehensive loss. Our remaining borrowings are currently bearing interest at floating rates of LIBOR plus 4.5% to 5.5%.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at March 31, 2010. As of March 31, 2010, we had $19.3 million in escrow to fund future interest payments, as well as operational and maintenance costs. The subsidiary that owns the Aquamarine Driller is restricted from making any cash distributions prior to September 20, 2010.

13  1/2% Senior Secured Notes

In December 2009, a wholly-owned subsidiary issued $135.0 million aggregate principal amount of its 13 1/2% Senior Secured Notes due 2013 under an indenture. The notes were issued at a price equal to 97% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and any future restricted subsidiaries. Gross proceeds, before deducting fees and related expenses, were approximately $131.0 million. We used approximately $123.2 million to make the final construction payment on the Topaz Driller, with the balance being used for general corporate purposes. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The effective interest rate of the notes is approximately 14.4%.

Principal payments of $10.0 million will be made on the notes commencing on June 15, 2011 and every six months thereafter, with the final amortization payment on December 15, 2013. The notes bear interest from the date of their issuance at the rate of 13 1 /2% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on June 15, 2010. As of March 31, 2010, we have escrowed $9.1 million for the first interest payment on the notes.

The notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs each holder of notes will have the right to require the repurchase all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

If we engage in certain asset sales, the net cash proceeds from the sales must be used to repay outstanding debt, to acquire another company in its industry, to make capital expenditures or to invest in its business, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds. The purchase price of each note so purchased will be 100% of its principal amount, plus accrued and unpaid interest.

The indenture governing the notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the wholly-owned

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiary; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

5. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of March 31, 2010, no preferred shares were issued and outstanding.

Ordinary Shares

In January 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $41.8 million, are being used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. On February 12, 2010, in connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares. The net proceeds, after underwriter’s discount and commissions, of $5.8 million are also being used for working capital and general corporate purposes.

During the three months ended March 31, 2010, we granted 196,180 restricted shares to employees under our 2007 Long-Term Incentive Plan (the “LTIP”). These restricted share awards vest ratably over four years and are amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $300,000 based on an average share price of $1.53 per share. In the three months ended March 31, 2010, we issued 4,263 ordinary shares pursuant to vesting of previously granted LTIP stock awards.

6. Income Taxes

Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among various governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined using a percentage of revenue) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. Our tax filings for various periods may be subjected to examination by tax authorities in the jurisdictions in which we operate. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome.

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

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 8, 2009, we received a letter from Pritchard Capital Partners, LLC (“Pritchard Capital”) claiming, pursuant to an engagement letter among us, OGIL and Pritchard Capital that it had the right to participate in the offering of the 13 1/2% Senior Secured Notes and to receive at least thirty percent of the fees the initial purchasers would receive. We did not pay any fees to Pritchard Capital, and we do not believe that Pritchard Capital was entitled to any fees, in connection with that offering. If Pritchard Capital makes a claim, we intend to vigorously defend ourselves.

The shipyard payment due upon delivery of the Platinum Explorer is approximately $504.0 million and additional development costs, including engineering and administration, spare parts and equipment, commissioning expenses and crew costs, are estimated to be $109.8 million. Pursuant to the Shareholder Agreement, we are responsible for providing financing or credit support for the shipyard payment due upon delivery in respect to our ownership percentage. It is anticipated that Mandarin will issue debt to raise funds to pay substantially all of these costs. However, there can be no assurances that financing will be available or available with acceptable terms.

Under the terms of the Shareholders Agreement, F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates. F3 Capital is responsible for the additional interest and exchange rate fluctuations.

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Prepaid insurance	$3,941	$4,217
Deferred mobilization costs	3,600	—
Income tax receivable	2,096	2,096
Sales tax receivable	130	1,177
Other receivables	341	230
Other prepaid expenses	1,235	320

	$11,343	$8,040

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Drilling equipment	$907,570	$439,712
Assets under construction	606	456,529
Leasehold improvements	492	492
Office and technology equipment	2,808	2,808

	911,476	899,541
Accumulated depreciation	(18,806)	(11,329)

Property and equipment, net	$892,670	$888,212

We capitalize interest costs on the rigs under construction. During the three months ended March 31, 2010, we capitalized approximately $5.0 million of interest costs. We capitalized approximately $3.8 million in interest in the three months ended March 31, 2009.

Other Assets

Other assets consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$18,018	$18,935
Performance bond collateral	8,000	8,000
Deferred income taxes	1,624	1,624
Deposits	1,080	882

	$28,722	$29,441

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Interest	$5,031	$621
Compensation	7,857	10,687
Deferred mobilization revenue	4,452	—
Property, service and franchise taxes	1,620	1,621
Income taxes payable	1,903	868
Other	829	488

	$21,692	$14,285

9. Business Segment Information

Our business activities relate to the operations of our four jackup rigs and providing construction supervision services in Singapore and South Korea for drilling units owned by others.

For the three months ended March 31, 2010 and 2009, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 30%, 25% and 21%, respectively, of consolidated revenue for the three months ended March 31, 2010. One customer accounted for approximately 68% of consolidated revenue for the three months ended March 31, 2009.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Supplemental Condensed Consolidating Financial Information

In December 2009, P2021 Rig Co. (the “Issuer”), a wholly-owned subsidiary issued $135.0 million aggregate principal amount of its 13 1/2% Senior Secured Notes under an indenture. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) us and (ii) any future restricted subsidiaries. Prior to the issuance of these notes, we financed the construction of the jackup rigs primarily through borrowings from banks or other private sources and from a public offering of ordinary shares.

The following tables present the condensed, consolidating financial information as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009, of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information as of and for the three months ended March 31, 2010 and 2009 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position and results of operations for the three months then ended.

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$1	$1,222	$—	$29,171	$—	$30,394
Other current assets	357	9,818	2,410	88,353	—	100,938

Total current assets	358	11,040	2,410	117,524	—	131,332
Property and equipment, net	138	231,457	—	661,075	—	892,670
Investment in and advances to subsidiaries	485,470	—	—	—	(485,470)	—
Investment in joint venture	—	—	—	122,265	—	122,265
Other assets	8,022	6,452	—	14,248	—	28,722

Total assets	$493,988	$248,949	$2,410	$915,112	$(485,470)	$1,174,989

Accounts payable and accrued liabilities	$(281)	$5,119	$1,440	$33,263	$—	$39,541
Short-term debt	3,434	—	—	—	—	3,434
Current maturities of long-term debt	—	—	—	16,000	—	16,000
Intercompany (receivable) payable	(265,716)	114,906	—	150,810	—	—

Total current liabilities	(262,563)	120,025	1,440	200,073	—	58,975
Long-term debt	—	131,272	—	238,667	—	369,939
Shareholders’ equity (deficit)	756,551	(2,348)	970	476,372	(485,470)	746,075

Total liabilities and shareholders’ equity	$493,988	$248,949	$2,410	$915,112	$(485,470)	$1,174,989

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$1,866	$56,384	$58,250
Operating costs and expenses	3,555	1,432	801	36,823	42,611

Income (loss) from operations	(3,555)	(1,432)	1,065	19,561	15,639
Other income (expense)	(32)	(911)	(2)	(6,416)	(7,361)

Income (loss) before income taxes	(3,587)	(2,343)	1,063	13,145	8,278
Income tax provision (benefit)	—	—	93	2,222	2,315

Net income (loss)	$(3,587)	$(2,343)	$970	$10,923	$5,963

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Three Months Ended March 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash used in operating activities	$(3,485)	$3,121	$970	$(8,994)	$(8,388)
Net cash used in investing activities	(67)	(9,163)	—	(4,663)	(13,893)
Net cash provided by financing activities	3,552	(1,944)	(970)	36,045	36,683

Net increase in cash and cash equivalents	0	(7,986)	—	22,388	14,402
Cash and cash equivalents—beginning of period	1	9,207	—	6,784	15,992

Cash and cash equivalents—end of period	$1	$1,221	$—	$29,172	$30,394

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$2	$—	$—	$12,094	$—	$12,096
Other current assets	54	—	—	19,389	—	19,443

Total current assets	56	—	—	31,483	—	31,539
Property and equipment, net	—	—	—	646,925	—	646,925
Investment in and advances to subsidiaries	485,470	—	—	—	(485,470)	—
Investment in joint venture	—	—	—	—	—	—
Other assets	8,000	—	—	10,707	—	18,707

Total assets	$493,526	$—	$—	$689,115	$(485,470)	$697,171

Accounts payable and accrued liabilities	$815	$—	$—	$23,810	$—	$24,625
Short-term debt	14,775	—	—	—	—	14,775
Current maturities of long-term debt	—	—	—	13,410	—	13,410
Intercompany (receivable) payable	(70,053)	—	—	70,053	—	—

Total current liabilities	(54,463)	—	—	107,273	—	52,810
Long-term debt	—	—	—	136,411	—	136,411
Shareholders’ equity (deficit)	547,989	—	—	445,431	(485,470)	507,950

Total liabilities and shareholders’ equity	$493,526	$—	$—	$689,115	$(485,470)	$697,171

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$—	$14,296	$14,296
Operating costs and expenses	1,183	—	—	9,549	10,732

Income (loss) from operations	(1,183)	—	—	4,747	3,564
Other income (expense)	(136)	—	—	(518)	(654)

Income (loss) before income taxes	(1,319)	—	—	4,229	2,910
Income tax provision (benefit)	—	—	—	552	552

Net income (loss)	$(1,319)	$—	$—	$3,677	$2,358

Condensed Consolidating Statement of Cash Flow (in thousands)

	Three Months Ended March 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash used in operating activities	$(668)	$—	$—	$(464)	$(1,132)
Net cash used in investing activities	—	—	—	(17,685)	(17,685)
Net cash provided by financing activities	644	—	—	13,712	14,356

Net increase in cash and cash equivalents	(24)	—	—	(4,437)	(4,461)

Cash and cash equivalents—beginning of period	26	—	—	16,531	16,557

Cash and cash equivalents—end of period	$2	$—	$—	$12,094	$12,096

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2010 and our results of operations for the three months ended March 31, 2010 and 2009. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international drilling company focused on operating a fleet of high specification drilling units. Our primary business is to contract drilling units, related equipment and work crews primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of eight owned and managed drilling units, we are a provider of offshore contract drilling services globally to major, national and independent oil and natural gas companies.

Our fleet includes four ultra-premium jackup rigs, two ultra-deepwater drillships and two deepwater semisubmersibles. The following table sets forth certain information concerning our owned and managed offshore drilling fleet as of April 30, 2010.

Name	Ownership	Year Built / Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status

Jackups

Emerald Driller	100%	2008	375	30,000	Operating

Sapphire Driller	100%	2009	375	30,000	Operating

Aquamarine Driller	100%	2009	375	30,000	Operating

Topaz Driller	100%	2009	375	30,000	Operating

Drillships (1)

Platinum Explorer (2)	45%	2010	12,000	40,000	Under construction

DragonQuest	—	2011	12,000	40,000	Under construction

Semisubmersibles (3)

Semi I	—	2010	10,000	40,000	Under construction

Semi II	—	2011	10,000	40,000	Under construction

(1)	We are currently overseeing the construction of these drillships pursuant to construction supervision agreements and upon completion of construction; we will operate these drillships for the respective owners pursuant to management services agreements.
(2)	We own a 45% ownership interest in Mandarin Drilling Corporation (“Mandarin”), which owns the Platinum Explorer.
(3)	We are currently overseeing the construction of these semisubmersibles. Upon completion of construction, we expect to operate these semisubmersibles for the respective owners pursuant to management services agreements.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for demand for our services; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. The global financial crisis which began in 2008 resulted in a reduction in global economic activity and a corresponding reduction in demand for oil and natural gas. The financial crisis also greatly reduced our customers’ access to capital to invest in both long and short-term drilling programs. Oil prices, which were less than $40 per barrel in the first quarter 2009, have since recovered to over $80 per barrel and global economic activity has continued to recover.

We believe the market for premium jackups has been improving since the third quarter 2009 and will continue to improve through the remainder of 2010 as operators will continue to develop oil and gas reserves in response to the improved oil and gas prices. The continued improvement in the premium jackup market will be subject to several factors including the additional deliveries of newbuild premium jackup rigs and competitors re-activation of older less efficient rigs which they may offer at lower rates to compete with the efficiencies of the premium rigs.

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuation in oil prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India.

In response to the financial crisis limiting operators’ access to financing, we believe that many operators deferred or did not initiate development of many deepwater projects which will delay the commencement of the drilling operations. Countries with significant deepwater discoveries also have initiatives to build domestic rig construction industries. We estimate that there are approximately 55 deepwater rigs scheduled for delivery through 2012 which will create supply pressure on the market. As a result of these conditions, dayrates have declined for deepwater and ultra-deepwater rigs from their record high dayrates in 2008. Additionally, these market conditions have reduced the number of newbuild orders being placed with the shipyards for ultra-deepwater rigs.

As a result of these conditions, we believe that dayrates for deepwater and ultra-deepwater will remain at their current depressed rate until demand improves. Deepwater and ultra-deepwater rigs will continue to have attractive short-term opportunities in response to operators’ project specific needs for on-going deepwater development projects and will have opportunities to displace older less capable rigs in the midwater market.

In April 2010, a competitor operating in the U.S. Gulf of Mexico had a significant well control incident which resulted in the sinking of an ultra-deepwater semisubmersible and a significant oil spill which as of the date of this report has not been fully contained. The cause of this well control incident is still under investigation. At this time, we cannot predict what, if any, actions may be taken by the United States federal government or state governments, or by any international governments, in response to this incident or what impact any such action may have on our operations or the operations of our customers.

We have construction supervision agreements that entitle us to payments for supervising the construction of the Platinum Explorer and DragonQuest. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. As of March 31, 2010, amounts totaling approximately $4.8 million for construction services rendered by us on the Platinum Explorer and DragonQuest are outstanding.

In June 2009, North Pole Drilling, an affiliate of F3 Capital, and DSME agreed to suspended construction activities on the Cobalt Explorer for one year. We are currently under discussions with North Pole Drilling to amend the performance obligations of us and F3 Capital under the construction supervision agreement to correspond with the proposed deferred construction of the Cobalt Explorer. We recognized management fee revenue of approximately $3.0 million for construction services rendered by us in 2009, which has not been paid by North Pole Drilling as of March 31, 2010.

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

Results of Operations

The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig completed construction in June 2009 and began operating under its first contract in August 2009. Our third jackup rig was delivered in September 2009, and commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and began operating in March 2010.

Revenue: For the three months ended March 31, 2010, revenue was approximately $58.2 million. We recognized $39.3 million of contract drilling revenue from the operations of our four jackup rigs in the three months ended March 31, 2010 as compared to approximately $9.8 million of contract drilling revenue in the same period of 2009. The increase is due to operating four jackups during all or part of the first quarter or 2010 compared to one jackup beginning operations in

February 2009. For the three months ended March 31, 2010, we generated $4.4 million of revenue related to our construction oversight services for the drillships and semisubmersibles as compared to $4.1 million of the comparable period of 2009. We record reimbursements from customers for “rebillable” costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended March 31, 2010, reimbursable revenue was $14.5 million as compared to approximately $367,000 for the same period of 2009.

Operating expenses: For the three months ended March 31, 2010, we incurred total operating expenses of approximately $30.7 million, which included $17.3 million of contract drilling services revenue related to the operations of our four jackup rigs and $13.4 million related to our construction oversight projects and our Singapore operations base. For the three months ended March 31, 2009, we incurred a total of approximately $5.6 million of operating expenses, which included $3.2 million related to our jackup rig operations and $2.4 million associated with our Singapore operations base and construction oversight projects. Of our total operating expenses in the first quarter of 2010, approximately $12.3 million was for reimbursable expenses.

General and administrative expenses: General and administrative expenses were approximately $4.5 million for the three months ended March 31, 2010 as compared to $3.4 million in the comparable period of 2009. In 2010, we have recognized increased expenses related to compensation due to increased number of employees, travel expenses, professional fees, compliance expenses, information technology expenses related to the expansion of our ERP software system, network and communications systems. Our corporate staffing has increased to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company.

Depreciation expense: Depreciation expense for the three months ended March 31, 2010 increased $5.8 million to $7.5 million as compared to the $1.7 million recognized in the three months ended March 31, 2009. The increase in 2010 is primarily due to depreciating all four jackup rigs for all or a portion of the first quarter 2010 as compared to the first quarter of 2009 when only the Emerald Driller was depreciated for a portion of the first quarter of 2009.

Interest expense: Interest expense increased $7.2 million in the first three months of 2010 as compared to the comparable period of 2009 primarily due to the interest expense related to the debt on the Emerald Driller, Sapphire Driller and Aquamarine Driller. All interest expense related to the jackup rigs was capitalized while the rigs were under construction. We capitalized $5.0 million of interest in the first quarter of 2010 as compared to $3.8 million in the first quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of approximately $72.4 million.

On January 22, 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $41.8 million, will be used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares on February 12, 2010. The net proceeds, after underwriter’s discount and commissions, of $5.8 million will be used for working capital and general corporate purposes.

Short-term Debt: On December 22, 2008, F3 Capital made an unsecured loan to us in the principal amount of $10.0 million and all outstanding amounts bore interest at an annual rate of 7% to February 16, 2009 and 10% thereafter. On March 4, 2009, F3 Capital agreed to settle the outstanding principal and interest for 10,655,866 ordinary shares priced at the average of the closing price for the 5-day period preceding March 3, 2009, or $0.95 per share. The issuance of the shares for settlement of the amounts due under the loan was subject to shareholder approval.

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

Long-term Debt: As of March 31, 2010, our long-term debt was composed of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$65,812	$73,461
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	76,000	78,000
Aquamarine Term Loan	102,855	101,638
13 1/2 % Senior Secured Notes, net of discount of $3,728 and $4,021	131,272	130,979

	385,939	394,078
Less current maturities of long-term debt	(16,000)	(16,000)

Long-term debt	$369,939	$378,078

Credit Agreement

On June 12, 2008, we entered into the Credit Agreement with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. The Credit Agreement was subsequently amended on December 22, 2008 and again on July 31, 2009, after which only the Emerald Driller and the Sapphire Driller were financed. The Credit Agreement required each of the jackup rigs be placed in a separate entity which we established as Emerald Driller Company and Sapphire Driller Company (each individually, a “Borrower”). The Credit Agreement requires that all of the excess cash flow, as defined, from the Emerald Driller and the Sapphire Driller be applied to repay the outstanding advances under the Credit Agreement and limits the amount of capital expenditures that we can make during any fiscal year for these two rigs. We are subject to other restrictive covenants under the Credit Agreement, including restrictions on the ability to make any dividends, distributions or other restricted payments; incur debt or sell assets; make certain investments and acquisitions and grant liens. We are also required to comply with certain financial covenants, including a maximum leverage ratio covenant, a maximum net debt to capitalization ratio covenant, a covenant which requires the maintenance of cash balances above a certain threshold level, a minimum working capital ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains customary events of default, the occurrence of which could lead to an acceleration of our obligations. We believe we were in compliance with all financial covenants of the Credit Agreement at March 31, 2010.

The maturity date for each tranche of the term loan and revolving loan is seven years plus three months from the delivery date of the relevant jackup rig. In no event will the maturity date occur after September 10, 2016. Each tranche under the term loan will be repayable in 28 consecutive quarterly installments of $2.0 million each, commencing six months from the delivery of the relevant jackup rig. Any outstanding amount of the revolving loan tranche will be repayable in full on the maturity date. The Borrower’s excess cash flow as defined by the credit agreement will be applied first to any outstanding term loan and second to any outstanding revolving loan. As of March 31, 2010, we had $9.6 million in escrow to fund future debt service.

The interest rate for each loan under the Credit Agreement is based on LIBOR plus a margin ranging from 3.5% to 5.5%. The margin is based on the Borrower’s contract backlog and the operational status of the jackup rig. Each loan is secured by a lien on substantially all of the assets of the Borrowers and the guarantors, including all of the equity interests of certain of our subsidiaries whose jurisdiction or organization is the Cayman Islands, and all of our equity interests in Vantage Energy, but excluding all our equity interests in our subsidiaries whose jurisdiction of organization is Singapore. In March 2009, we entered into interest rate swaps with an aggregate notional value of $90.8 million, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings for the Emerald Driller. We did not recognize any hedge ineffectiveness in income during 2009 related to these interest rate swaps. At March 31, 2010, the interest rate swaps represented a liability of $803,000, which is included in current accrued liabilities in our consolidated balance sheet, with a corresponding increase in other comprehensive loss. Our remaining borrowings are currently bearing interest at floating rates of LIBOR plus 4.5% to 5.5%.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at March 31, 2010. As of March 31, 2010, we had $19.3 million in escrow to fund future interest payments, as well as operational and maintenance costs.

13  1/2% Senior Secured Notes

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

Principal payments of $10.0 million will be made on the notes commencing on June 15, 2011 and every six months thereafter, with the final amortization payment on December 15, 2013. The notes bear interest from the date of their issuance at the rate of 13 1 /2% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on June 15, 2010. As of March 31, 2010, we have escrowed $9.1 million for the first interest payment on the notes.

The notes may be redeemed, in whole or in part, during specified periods at specified redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest on the notes redeemed, to the applicable redemption date. If a change of control, as defined in the indenture, occurs each holder of notes will have the right to require the repurchase all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

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

Mandarin Drilling Corporation, Joint Ownership Company Obligations. We entered into a Shareholders Agreement with F3 Capital with respect to Mandarin. In the Shareholders Agreement, we and F3 Capital have also agreed to endeavor to obtain financing for the final payment due to DSME of approximately $504.0 million and additional development costs associated with preparing the Platinum Explorer for service. Pursuant to the Shareholder Agreements we are responsible for providing financing or credit support for the shipyard payment due upon delivery in respect to our ownership percentage. It is anticipated that Mandarin will issue debt to raise funds to pay substantially all of these costs. However, there can be no assurances that financing will be available or available with acceptable terms.

Under the terms of the Shareholders Agreement, F3 Capital is solely responsible for funding the remaining pre-delivery shipyard payments for the Platinum Explorer. The first two installment payments were made to DSME and F3 Capital agreed to make the third and fourth installment payments. DSME has agreed to defer the third and fourth installment payments under the construction contract to June 15, 2010. The deferral agreement provides for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates. F3 Capital is solely responsible for the additional interest and exchange rate fluctuations. However, there can be no assurances that F3 Capital will make the deferred installment payments, including interest and exchange rate fluctuations, when due.

As of March 31, 2010, we estimate that an additional $109.8 million of non-shipyard expenditures is required to equip and commission the drillship for service. We have agreed with F3 Capital to provide these additional funds in accordance with our respective ownership interests in Mandarin. We have been paying the shipyard oversight costs and procuring equipment and F3 Capital has been reimbursing us for its share of these costs. The Shareholders Agreement also contains a buy-sell agreement in which one party may offer to purchase the interest of the other party for a price specified in the offer. The party receiving the offer may elect to purchase the interest of the offering party for the specified price, or sell its interest for the offered price.

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

On December 8, 2009, we received a letter from Pritchard Capital Partners, LLC (“Pritchard Capital”) claiming, pursuant to an engagement letter among us, OGIL and Pritchard Capital that it had the right to participate in our December 2009 13 1/2% Senior Secured Notes offering and to receive at least thirty percent of the fees the initial purchasers would receive. We did not pay any fees to Pritchard Capital, and we do not believe that Pritchard Capital was entitled to any fees, in connection with that offering. If Pritchard Capital makes a claim, we intend to vigorously defend ourselves.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in accordance with generally accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in Management’s Discussion and Analysis where such policies affect our reported and expected financial results.

Property and Equipment: Consists of the values of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are being depreciated on a component basis over estimated useful lives ranging from five to thirty years on a straight-line basis as of the date placed in service. Other assets are, depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the credit agreements for the financing of the jackup rigs and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they are under construction. Total interest and amortization costs capitalized for the three months ended March 31, 2010 and 2009 was $5.0 million and $3.8 million, respectively.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million of share-based compensation expense for the three months ended March 31, 2010 as compared to $1.1 million of share-based compensation expense, net of capitalized amounts of $78,000 in the three months ended March 31, 2009.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig completed construction in June 2009 and began operating under its first contract in August 2009. Our third jackup rig was delivered in September 2009, and commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and commenced operating in March 2010. Although the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant in 2009, they will become more significant as our rigs are more fully utilized and our construction projects are completed and additional rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At March 31, 2010, we had $151.8 million of variable rate debt outstanding related to our jackup rigs. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 3.5% to 5.5%. On March 31, 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.5%. Our remaining borrowings under the Credit Agreement, as amended, are currently bearing interest on a floating rate of LIBOR plus 5.5%. Based upon the March 31, 2010 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in annual interest expense of approximately $1.5 million.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. As our first jackup rigs began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At March 31, 2010, we did not have any open foreign exchange derivative contracts.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VANTAGE DRILLING COMPANY

	By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
Date: May 7, 2010		(Principal Financial and Accounting Officer)