Form 10-Q
period 2010-06-30
Vantage Drilling CO
filed 2010-08-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34094

VANTAGE DRILLING COMPANY

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 610

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

The number of Vantage Drilling Company ordinary shares outstanding as of August 4, 2010 is 289,082,303.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	termination of our customer contracts;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	general economic conditions, including the current recession and capital market crisis;

•	competition within our industry;

•	the impact of the Deepwater Horizon incident on offshore drilling, including any government imposed moratorium on offshore drilling;

•	effects of new products and new technology on the market;

•	restrictions on offshore drilling;

•	compliance with restrictions and covenants in our debt agreements;

•	our substantial level of indebtedness and ability to incur additional indebtedness;

•	ability to meet our debt service obligations;

•	potential acquisition opportunities;

•	contract awarding and commencement;

•	limited mobility between geographic regions;

•	levels of operating and maintenance costs;

•	our ability to receive cash flow from our subsidiaries;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	ability to obtain indemnity from customers;

•	operating hazards in the oilfield service industry;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	governmental, tax and environmental regulation;

•	operations in international markets;

•	potential conflicts of interest with F3 Capital;

•	one of our directors holding a significant percentage of our ordinary shares;

•	our ability to pay dividends;

•	the volatility of the price of our ordinary shares;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	requirement of purchasers who are U.S. federal income taxpayers to pay U.S. federal income tax on accruals of original issue discount; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performances, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the SEC, which may be obtained by contacting us or the SEC. These filings are also available through our website at http://www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov. The contents of our website are not part of this Quarterly Report.

Unless the context indicates otherwise, all references to “we,” “us” or “our” refer to Vantage Drilling Company and its consolidated subsidiaries.

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,415	$15,992
Restricted cash	27,178	28,863
Trade receivables	59,242	17,536
Inventory	14,354	10,789
Prepaid expenses and other current assets	3,895	8,040

Total current assets	123,084	81,220

Property and Equipment
Property and equipment	915,917	899,541
Accumulated depreciation	(27,172)	(11,329)

Property and equipment, net	888,745	888,212

Other Assets
Investment in joint venture	129,110	120,306
Other assets	27,628	29,441

Total other assets	156,738	149,747

Total assets	$1,168,567	$1,119,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,910	$15,931
Accrued liabilities	18,223	14,285
Short-term debt	2,569	17,827
Current maturities of long-term debt	16,000	16,000

Total current liabilities	63,702	64,043

Long–term debt, net of discount of $3,433 and $4,021	364,207	378,078
Deferred income taxes	88	—
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 236,810 and 187,277 shares issued and outstanding	237	187
Additional paid-in capital	779,209	714,486
Accumulated deficit	(38,151)	(37,117)
Accumulated other comprehensive loss	(725)	(498)

Total shareholders’ equity	740,570	677,058

Total liabilities and shareholders’ equity	$1,168,567	$1,119,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues
Contract drilling services	$48,413	$15,506
Management fees	4,437	5,300
Reimbursables	15,504	1,387

Total revenues	68,354	22,193

Operating costs and expenses
Operating costs, excluding impairment and termination costs	40,705	9,942
General and administrative	4,934	4,055
Depreciation	8,366	2,102

Total operating expenses	54,005	16,099

Income (loss) from operations	14,349	6,094
Other income (expense)
Interest income	3	—
Interest expense	(13,331)	(1,310)
Other income	338	87

Total other income (expense)	(12,990)	(1,223)

Income before income taxes	1,359	4,871
Income tax provision	8,355	919

Net income (loss)	$(6,996)	$3,952

Earnings per share
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues
Contract drilling services	$87,769	$25,293
Management fees	8,875	9,442
Reimbursables	29,960	1,754

Total revenues	126,604	36,489

Operating costs and expenses
Operating costs, excluding impairment and termination costs	71,364	15,582
General and administrative	9,409	7,491
Depreciation	15,843	3,758

Total operating expenses	96,616	26,831

Income (loss) from operations	29,988	9,658
Other income (expense)
Interest income	15	8
Interest expense	(21,316)	(2,058)
Other income	950	173

Total other income (expense)	(20,351)	(1,877)

Income before income taxes	9,637	7,781
Income tax provision	10,671	1,471

Net income	$(1,034)	$6,310

Earnings per share
Basic	$0.00	$0.07

Diluted	$0.00	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,034)	$6,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	15,843	3,758
Amortization of debt financing costs	1,952	464
Share-based compensation expense	3,050	2,391
Accretion of long-term debt	2,508	—
Amortization of senior notes discount	588	—
Deferred income tax expense	1,712	—
Changes in operating assets and liabilities:
Restricted cash	1,685	(14,005)
Trade receivables	(41,706)	(12,018)
Inventory	(3,566)	(6,934)
Prepaid expenses and other current assets	4,145	(1,939)
Other assets	(1,490)	(170)
Accounts payable	10,979	1,139
Accrued liabilities	3,857	9,042
Short-term debt	1,467	760

Net cash used in operating activities	(10)	(11,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	—	—
Additions to property and equipment	(16,375)	(67,248)
Investment in joint venture	(8,804)	(15,574)
Deferred acquisition costs	—	—

Net cash used in investing activities	(25,179)	(82,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreements		41,821
Repayment of long-term debt	(16,968)	(3,353)
Proceeds from issuance of ordinary shares in private placement, net		24,954
Proceeds from issuance of ordinary shares in public offering, net	47,578	—
Proceeds from warrant exercise in connection with joint venture		15,600
Proceeds from short-term notes payable-shareholders		4,000
Repayment of short-term debt	(2,725)	(930)
Debt issuance costs	(273)	—

Net cash provided by financing activities	27,612	82,092

Net increase (decrease) in cash and cash equivalents	2,423	(11,932)
Cash and cash equivalents—beginning of period	15,992	16,557

Cash and cash equivalents—end of period	$18,415	$4,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$20,542	$4,632
Interest capitalized (non-cash)	(5,009)	(7,842)
Taxes	3,293	815
Non-cash investing and financing transactions:
Issuance of shares for short-term debt & interest	$(14,144)	$—
Issuance of ordinary shares for performance deposit	—	8,000
Issuance of ordinary shares for termination of purchase option	—	10,000
Adjustment to consideration for fair value of warrants	—	11,019

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

On July 6, 2010, we entered into a definitive agreement with F3 Capital, our largest shareholder and an affiliate, pursuant to which we acquired the remaining 55% of Mandarin Drilling Corporation (“Mandarin”) that we did not already own for cash and a convertible promissory note.

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes (the “11 1/2% Senior Secured Notes”) due 2015 under an indenture. The proceeds, before deducting fees and related expenses, were approximately $963.6 million. Concurrently with the issuance of the 11 1/2% Senior Secured Notes, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds. The net proceeds from the equity offering are available for general corporate purposes.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2009 is derived from our December 31, 2009 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they were under construction. We did not capitalize any interest and amortization costs for the three months ended June 30, 2010 as we completed our jackup construction program in the first quarter of 2010. Total interest and amortization costs capitalized for the six months ended June 30, 2010 were $5.0 million. For the three and six months ended June 30, 2009, we capitalized interest and amortization costs of $4.1 million and $7.8 million, respectively.

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

Rig Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	236,430	93,983	230,385	87,396
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	236,430	93,983	230,385	87,396

The calculation of diluted weighted average ordinary shares outstanding excludes 42.8 million ordinary shares for both the three and six months ended June 30, 2010 and 63.2 million ordinary shares for both the three and six months ended June 30, 2009, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million of share-based compensation expense for the three months ended June 30, 2010 as compared to $1.1 million of share-based compensation expense, net of capitalized amounts of $86,000, in the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, we recognized share-based compensation expense of $3.1 million and $2.2 million, net of capitalized amounts of $164,000, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The carrying amounts of our bank long-term debt obligations approximate their fair values since these bear interest at floating rates. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the debt incurs pay-in-kind interest which accretes the value of the debt to $140.0 million at maturity. We believe the carrying amount of the Aquamarine Term Loan approximates its current fair value. The 13 1/2% Senior Secured Notes issued in connection with the financing of the Topaz Driller were issued at a price equal to 97% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes. On July 30, 2010, the 13 1/2% Senior Secured Notes were redeemed.

Derivative Financial Instruments: We use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. On July 30, 2010, in connection with the retirement of our Credit Facility we retired all of our outstanding interest rate hedges.

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

3. Acquisitions and Management and Construction Supervision Agreements

Platinum Explorer Transaction

Purchase of Our Initial Interest in the Platinum Explorer

In September 2007, Mandarin, which was wholly-owned by F3 Capital, entered into a shipbuilding contract with Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”) for the construction of the Platinum Explorer. In March 2008, we entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed with F3 Capital to restructure our ownership interest in the Platinum Explorer through the purchase of an initial 45.0% ownership interest in Mandarin for consideration of cash and issuance of warrants to purchase up to 1,983,471 of our ordinary shares. $40.0 million that had been previously paid to Mandarin and F3 Capital pursuant to an interim agreement was credited toward the cash purchase price at the time of the restructuring. Additionally, F3 Capital agreed to exercise warrants, which were issued in connection with our acquisition of OGIL in June 2008, to acquire 25.0 million ordinary shares, and we applied the proceeds from the exercise to pay the balance of the cash purchase price. The transactions were treated as one integrated transaction with an aggregate fair value of approximately $44.0 million.

Purchase of F3 Capital’s Interest in Mandarin and Issuance of F3 Capital Note

Share Sale and Purchase Agreement

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital to purchase the remaining 55% interest in Mandarin for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million. The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments due DSME for the construction of the Platinum Explorer that were paid by us directly to DSME. The SSPA contains customary representations and warranties for both us and F3 Capital. We are required to indemnify F3 Capital for any losses suffered under the guarantee to DSME. The SSPA, the F3 Capital Note, the registration rights agreement, the call option agreement and the Dragonquest financing agreement were each approved by a Special Committee of our Board of Directors and by the Audit Committee of our Board of Directors. In addition, the Special Committee received a fairness opinion from an investment bank regarding the fairness of the transactions to our disinterested shareholders.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. The F3 Capital Note will become convertible into our ordinary shares upon approval by our shareholders. We will file a preliminary proxy statement with the SEC for a meeting of shareholders that includes a proposal seeking shareholder approval for the F3 Capital Note to be convertible into our ordinary shares. If shareholders approve the proposal, the principal amount of the F3 Capital Note will be convertible into our ordinary shares at a conversion price of $1.10 per share.

If the F3 Capital Note becomes convertible, any principal amount that F3 Capital elects to convert will be reduced by any amounts owed by F3 Capital to Vantage International Management Company (“VIMCO”) or Vantage Deepwater Company (“Vantage Deepwater”), in connection with the Platinum Explorer that are more than 60 days past due. The F3 Capital Note also contains a variety of anti-dilution covenants that would adjust the conversion price of the note upon the issuance of ordinary shares for a price less than the conversion price of the F3 Capital Note and a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding.

If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. If we fail to timely set a record date for a meeting of shareholders, timely file a preliminary proxy statement for the meeting or to comply with other timing provisions related to the registration of any shares that may be issued upon conversion, the interest rate on any amounts outstanding under the note will increase to 12% per annum. Additionally, we will be obligated to make an initial penalty payment of $5.0 million to F3 Capital and will pay $500,000 per quarter for the first two quarters and $1.0 million for each additional quarter until we comply with such obligations.

Registration Rights Agreement

We will also enter into a registration rights agreement with F3 Capital in connection with the SSPA. Under the terms of the registration rights agreement, we will agree to register the ordinary shares issuable upon the conversion of the F3 Capital Note if it becomes convertible, as well as certain other shares previously issued to F3 Capital and approved by shareholders in December 2009. Under the terms of the registration rights agreement, F3 Capital has piggyback registration rights should we propose to file a registration statement under the Securities Act of 1933, as amended (other than on Forms S-4 or S-8). In addition, F3 Capital has the right to demand that we register all of the ordinary shares covered by the registration rights agreement.

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital. Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater from us for total consideration of $1.00. Vantage Deepwater is the party to our drilling contract with Petrobras. The option granted to Valencia under the call option agreement may only be exercised upon the earlier of: (a) completion of construction, outfitting and delivery of the Dragonquest or (b) completion of financing for $125.0 million or more of the unfunded construction cost for the Dragonquest. In order to exercise the option, Valencia must have paid all amounts owed to us under the construction supervision and management agreements related to the Dragonquest and enter into arrangements to ensure that we receive an amount equal to all management fees that we would have otherwise been entitled to under the management services agreement for the Dragonquest, with such amounts being paid to us as if Valencia had never exercised its rights under the call option agreement. The option granted to Valencia will also terminate, if not earlier exercised by Valencia (a) approximately three months prior to delivery of the Dragonquest or (b) upon the occurrence of specified defaults. Upon the occurrence of any default by Valencia within five years after the date of the call option agreement, Valencia shall be required to convey back to us the Vantage Deepwater shares and put us back in the same economic position with respect to Vantage Deepwater as we were in prior to our conveyance of the Vantage Deepwater shares to Valencia pursuant to the option.

Dragonquest Financing Agreement

In connection with the transactions contemplated by the SSPA, we, F3 Capital, Vantage Deepwater and Titanium

Explorer Company (“Titanium”), another of our wholly-owned subsidiaries, entered into a financing agreement with Valencia regarding the Dragonquest. Under the terms of the financing agreement, we will take specified measures to facilitate the financing of the Dragonquest, although such measures do not include the incurrence of additional debt, the issuance of any guarantees or the pledge of our assets. We have also agreed, if requested by Valencia or a third party financier, to assist Valencia in providing collateral in order to procure financing for the Dragonquest, including novating the drilling contract with Petrobras and deferring up to 75% of the fees payable under the management agreement. If any management fees are deferred, such deferred fees will be payable annually with interest of 8%, and any deferred fees may be paid in cash or ordinary shares of Valencia, at Valencia’s election. Further, pursuant to the financing agreement, we will defer Valencia’s payment of construction management fees due to Titanium under the construction management agreement between Titanium and Valencia from July 6, 2010, until the delivery date of the Dragonquest. Upon the occurrence of any default by Valencia within eight years after the date of the financing agreement, we shall have the option (subject to certain exceptions) to purchase all of the issued and outstanding shares of Valencia from F3 Capital.

Payment for the Platinum Explorer

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million to be paid in four installments of approximately $31.2 million each and the balance of approximately $504.0 million upon delivery. F3 Capital had agreed to make the third and fourth installment payments, which DSME had deferred until July 30, 2010. The deferral agreement provided for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates. We paid these installment payments totaling $64.2 million directly to DSME on July 30, 2010 in connection with the acquisition of the remaining 55% of Mandarin. Additionally, we have escrowed approximately $510.8 million for the final payment due upon delivery of the Platinum Explorer, including the expected exchange rate fluctuations on the third and fourth installment payments that are due at delivery of the Platinum Explorer. At the closing of the SSPA, F3 Capital agreed to retain the liability for the $5.8 million in expected exchange rate charges. If F3 Capital does not make this required payment upon delivery of the Platinum Explorer then we will be required to make the payment and to offset such amount against our note payable to F3 Capital. Additionally, in connection with the closing, we will reclassify $8.2 million recorded as a receivable from F3 Capital as of June 30, 2010 to property and equipment. We had previously incurred or paid this amount for equipment, project engineering, management fees and startup costs under the construction supervision agreement for the Platinum Explorer. As of June 30, 2010, we estimate there is a total budget of $107.5 million (including approximately $30.4 million incurred as of June 30, 2010) of additional development expenditures for operator furnished equipment, capital spares and equipment, commissioning expenses and crew and other costs necessary to equip and commission the Platinum Explorer for service

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. As of June 30, 2010, we are owed $5.4 million on the Dragonquest for construction services rendered by us. As we have not been paid these outstanding amounts, we have stopped purchasing equipment and other items for the Dragonquest and stopped efforts to crew the drillship until the outstanding balance is paid.

In June 2009, North Pole Drilling Corporation, an affiliate of F3 Capital, and DSME agreed to suspend construction activities on the Cobalt Explorer for one year. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 has not been paid as of June 30, 2010. We will continue efforts to collect this outstanding amount.

On July 21, 2010, we signed a definitive agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship/FPSO, the “Dalian Developer.” Dalian Deepwater Developer LTD (“DDD”) awarded us a management agreement to supervise and manage the construction, commissioning and marketing of the Dalian Developer. Pursuant to the management agreement, we will receive from DDD management fees and reimbursable costs during the construction phase of the project.

Drillships Management Agreements

We have an agreement to manage the operations of the Dragonquest. Once the Dragonquest is operational, the agreement entitles us to receive a fixed fee per day plus a performance fee based on the operational performance of the drillship and marketing fees for every charter agreement we secure on behalf of the Dragonquest. Our counterparty to the agreement may terminate their obligations under the agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the Dragonquest is damaged to the point of being inoperable; or (iv) the Dragonquest is sold and no outstanding payments are owed to us. Our counterparty may terminate the agreement at will only if there are no outstanding bids, proposals or contractual commitments to customers.

Semisubmersible Management Agreements

We have agreements to manage the construction and operations of two semisubmersibles, the Semi I and the Semi II. These agreements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. Pursuant to these agreements, we are entitled to receive a fee of $5.0 million per year per unit, payable in monthly installments, while the semisubmersibles are under construction. During the construction of the semisubmersibles, the owner may terminate the agreements upon the occurrence of any certain specified events. However, either party may terminate the agreements at any time on seven days notice. Once the Semi I is operational, we are entitled to a fixed fee per day and a performance fee based on the operational performance of the unit. During the operation of the semisubmersibles, the owner may terminate the agreements at any time on thirty days notice. The Semi I will likely be delivered after the scheduled drilling contract delivery date which will give the customer the right to terminate its arrangement with the owner of the Semi I; however, as of June 30, 2010 the customer had given no indication that they intend to do so.

4. Debt

Short-term Debt

In January 2010, we issued 14,577,435 ordinary shares to F3 Capital in settlement of a total of $14,000,000 of short-term debt and related accrued interest. Shareholders had previously approved the settlement in December 2009. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of June 30, 2010, we had short-term debt of approximately $2.6 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.97%.

Long-term Debt

As of June 30, 2010, our long-term debt was composed of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$60,493	$73,461
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	74,000	78,000
Aquamarine Term Loan	104,147	101,638
13 1/2 % Senior Secured Notes, net of discount of $3,433 and $4,021	131,567	130,979

	380,207	394,078
Less current maturities of long-term debt	(16,000)	(16,000)

Long-term debt	$364,207	$378,078

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at June 30, 2010. As of June 30, 2010, we had $17.2 million in escrow to fund future interest payments, as well as operational and maintenance costs. The subsidiary that owns the Aquamarine Driller is restricted from making any cash distributions prior to September 20, 2010.

11  1/2% Senior Secured Notes

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes due 2015 under an indenture. The notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and any future restricted subsidiaries. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The notes will mature on August 1 2015. The notes bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on February 1, 2011.

The proceeds after deducting the original issue discount, underwriters discount, fees and expenses was approximately $937.2 million of which $79.7 million was used to complete the Mandarin acquisition (of which $64.2 million was paid to the shipyard), $510.8 million was placed in escrow to fund the remaining construction payments for the Platinum Explorer, $145.2 million was used to retire the Credit Agreement (including $672,000 of prepayment penalties) and $144.2 million was used to retire the 13 1/2% Senior Secured Notes (including prepayment penalties and accrued interest) with the balance available for general corporate purposes.

In connection with the 11 1/2% Senior Secured Notes offering, we agreed to retire the outstanding debt as noted above and reorganize certain of our subsidiaries such that the Emerald Driller, Sapphire Driller, Topaz Driller and Platinum Explorer would each be owned by subsidiaries of OGIL. The 11 1/2% Senior Secured Notes will be secured on a first lien basis on each of these assets and any other current or future assets of OGIL.

The notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of notes will have the right to require the repurchase of all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Upon the occurrence of certain events, we will be required to redeem notes equal in principal amount to the approximately $575.0 million of net proceeds reserved for the remaining construction payments at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

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

Ordinary Shares

        In January 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriters’ discount and commissions and offering expenses, of approximately $41.8 million, are being used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. On February 12, 2010, in connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares. The net proceeds, after underwriter’s discount and commissions, of $5.8 million are also being used for working capital and general corporate purposes.

During the six months ended June 30, 2010, we granted 354,220 restricted shares to employees under our 2007 Long-Term Incentive Plan (the “LTIP”). These restricted share awards vest ratably over four years and are amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $558,000 based on an average share price of $1.57 per share. In the six months ended June 30, 2010, we issued 804,225 ordinary shares pursuant to vesting of previously granted LTIP stock awards.

In connection with the 11 1/2% Senior Secured Notes offering, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds. The net proceeds from the equity offering are available for general corporate purposes.

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

Our tax provision for the three and six month periods ended June 30, 2010 contains adjustments related to certain tax positions. The positions consisted primarily of company formation, intercompany transfer pricing issues, and distributions associated with one of our subsidiaries for 2007 and 2008. Additionally, we recognized $2.3 million related to the reversal of a deferred tax asset recorded in 2009. We have evaluated the reversal and have determined, both quantitatively and qualitatively, the reversal has no material impact on current and previously reported results.

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

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Prepaid insurance	$3,056	$4,217
Income tax receivable	—	2,096
Sales tax receivable	—	1,177
Other receivables	146	230
Other prepaid expenses	693	320

	$3,895	$8,040

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Drilling equipment	$910,664	$439,712
Assets under construction	1,913	456,529
Leasehold improvements	492	492
Office and technology equipment	2,848	2,808

	915,917	899,541
Accumulated depreciation	(27,172)	(11,329)

Property and equipment, net	$888,745	$888,212

We capitalize interest costs on the rigs under construction. We did not capitalize any interest and amortization costs for the three months ended June 30, 2010 as we completed our jackup construction program in the first quarter of 2010. During the six months ended June 30, 2010, we capitalized approximately $5.0 million of interest costs. For the three and six months ended June 30, 2009, we capitalized interest and amortization costs of $4.1 million and $7.8 million, respectively.

Other Assets

Other assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$17,256	$18,935
Performance bond collateral	8,000	8,000
Deferred income taxes	—	1,624
Income tax receivable	1,143	—
Deposits	1,229	882

	$27,628	$29,441

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Interest	$1,213	$621
Compensation	8,634	10,687
Deferred mobilization revenue	487	—
Property, service and franchise taxes	1,614	1,621
Income taxes payable	4,893	868
Other	1,382	488

	$18,223	$14,285

9. Business Segment Information

Our business activities relate to the operations of our four jackup rigs and providing construction supervision services in Singapore and South Korea for drilling units owned by others.

For the three and six months ended June 30, 2010 and 2009, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 18%, 17% and 17%, respectively, of consolidated revenue for the three months ended June 30, 2010. For the six months ended June 30, 2010, three customers accounted for 21%, 19% and 17%, respectively, of consolidated revenue. Two customers accounted for approximately 47% and 24%, respectively of consolidated revenue for the three months ended June 30, 2009. For the six months ended June 30, 2009, three customers accounted for 52%, 18% and 15%, respectively, of consolidated revenue.

10. Supplemental Condensed Consolidating Financial Information

In December 2009, P2021 Rig Co. (the “Issuer”), a wholly-owned subsidiary, issued $135.0 million aggregate principal amount of its 13  1/2% Senior Secured Notes under an indenture. These notes were redeemed in connection with the 11 1/2% Senior Secured Notes offering discussed earlier. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) us and (ii) any future restricted subsidiaries. None of our other subsidiaries will guarantee or pledge assets to secure the notes (collectively, the “Non-Guarantor Subsidiaries”). Prior to the issuance of these notes, we financed the construction of the jackup rigs primarily through borrowings from banks or other private sources and from a public offering of ordinary shares.

The following tables present the condensed, consolidating financial information as of June 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009, of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information as of and for the six months ended June 30, 2010 and 2009 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position and results of operations for the three and six months then ended.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$3,136	$2,422	$—	$12,857	$—	$18,415
Other current assets	645	690	9,925	93,409	—	104,669

Total current assets	3,781	3,112	9,925	106,266	—	123,084
Property and equipment, net	152	233,689	—	654,904	—	888,745
Investment in and advances to subsidiaries	485,470	—	—	—	(485,470)	—
Investment in joint venture	—	—	—	129,110	—	129,110
Other assets	8,220	6,018	8	13,382	—	27,628

Total assets	$497,623	$242,819	$9,933	$903,662	$(485,470)	$1,168,567

Accounts payable and accrued liabilities	$1,310	$880	$2,414	$40,529	$—	$45,133
Short-term debt	2,569	—	—	—	—	2,569
Current maturities of long-term debt	—	—	—	16,000	—	16,000
Intercompany (receivable) payable	(257,876)	121,004	1,104	135,768	—	—

Total current liabilities	(253,997)	121,884	3,518	192,297	—	63,702
Long-term debt	—	131,568	—	232,639	—	364,207
Deferred income taxes	—	—	—	88	—	88
Shareholders’ equity (deficit)	751,620	(10,633)	6,415	478,638	(485,470)	740,570

Total liabilities and shareholders’ equity	$497,623	$242,819	$9,933	$903,662	$(485,470)	$1,168,567

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$10,610	$57,744	$68,354
Operating costs and expenses	4,905	2,998	4,614	41,488	54,005

Income (loss) from operations	(4,905)	(2,998)	5,996	16,256	14,349
Other income (expense)	(30)	(5,287)	(7)	(7,666)	(12,990)

Income (loss) before income taxes	(4,935)	(8,285)	5,989	8,590	1,359
Income tax provision (benefit)	1,438	—	544	6,373	8,355

Net income (loss)	$(6,373)	$(8,285)	$5,445	$2,217	$(6,996)

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$12,476	$114,128	$126,604
Operating costs and expenses	8,460	4,430	5,415	78,311	96,616

Income (loss) from operations	(8,460)	(4,430)	7,061	35,817	29,988
Other income (expense)	(62)	(6,198)	(9)	(14,082)	(20,351)

Income (loss) before income taxes	(8,522)	(10,628)	7,052	21,735	9,637
Income tax provision (benefit)	1,438	—	637	8,596	10,671

Net income (loss)	$(9,960)	$(10,628)	$6,415	$13,139	$(1,034)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Net cash used in operating activities	$(7,372)	$2,571	$(1,105)	$5,896	$(10)
Net cash used in investing activities	(81)	(13,511)	—	(11,587)	(25,179)
Net cash provided by financing activities	10,588	4,155	1,105	11,764	27,612

Net increase in cash and cash equivalents	3,135	(6,785)	—	6,073	2,423

Cash and cash equivalents—beginning of period	1	9,207	—	6,784	15,992

Cash and cash equivalents—end of period	$3,136	$2,422	$—	$12,857	$18,415

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$118	$—	$—	$4,507	$—	$4,625
Other current assets	417	—	—	41,441	—	41,858

Total current assets	535	—	—	45,948	—	46,483
Property and equipment, net	—	—	—	623,321	—	623,321
Investment in and advances to subsidiaries	485,470	—	—	—	(485,470)	—
Investment in joint venture	—	—	—	75,619	—	75,619
Other assets	8,000	—	—	10,574	—	18,574

Total assets	$494,005	$—	$—	$755,462	$(485,470)	$763,997

Accounts payable and accrued liabilities	$1,012	$—	$—	$17,762	$—	$18,774
Short-term debt	15,070	—	—	—	—	15,070
Current maturities of long-term debt	—	—	—	19,410	—	19,410
Intercompany (receivable) payable	(108,641)	—	—	108,641	—	—

Total current liabilities	(92,559)	—	—	145,813	—	53,254
Long-term debt	—	—	—	158,058	—	158,058
Shareholders’ equity (deficit)	586,564	—	—	451,591	(485,470)	552,685

Total liabilities and shareholders’ equity	$494,005	$—	$—	$755,462	$(485,470)	$763,997

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Revenues	$—	$—	$—	$22,193	$22,193
Operating costs and expenses	2,197	—	—	13,902	16,099

Income (loss) from operations	(2,197)	—	—	8,291	6,094
Other income (expense)	(11)	—	—	(1,212)	(1,223)

Income (loss) before income taxes	(2,208)	—	—	7,079	4,871
Income tax provision (benefit)	—	—	—	919	919

Net income (loss)	$(2,208)	$—	$—	$6,160	$3,952

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Revenues	$—	$—	$—	$36,489	$36,489
Operating costs and expenses	3,380	—	—	23,451	26,831

Income (loss) from operations	(3,380)	—	—	13,038	9,658
Other income (expense)	(147)	—	—	(1,730)	(1,877)

Income (loss) before income taxes	(3,527)	—	—	11,308	7,781
Income tax provision (benefit)	—	—	—	1,471	1,471

Net income (loss)	$(3,527)	$—	$—	$9,837	$6,310

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated
Net cash used in operating activities	$(1,779)	$—	$—	$(9,423)	$(11,202)
Net cash used in investing activities	—	—	—	(82,822)	(82,822)
Net cash provided by financing activities	1,871	—	—	80,221	82,092

Net increase in cash and cash equivalents	92	—	—	(12,024)	(11,932)

Cash and cash equivalents—beginning of period	26	—	—	16,531	16,557

Cash and cash equivalents—end of period	$118	$—	$—	$4,507	$4,625

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2010 and our results of operations for the three months and six months ended June 30, 2010 and 2009. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Our fleet includes four ultra-premium jackup rigs, two ultra-deepwater drillships and two deepwater semisubmersibles. The following table sets forth certain information concerning our owned and managed offshore drilling fleet as of July 30, 2010.

Name	Ownership	Year Built / Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Under construction
Dragonquest (2)	—	2011	12,000	40,000	Under construction
Semisubmersibles (3)
Semi I	—	2010	10,000	40,000	Under construction
Semi II	—	2011	10,000	40,000	Under construction

(1)	As of July 30, 2010, we own 100% of Mandarin Drilling Corporation, which owns the Platinum Explorer
(2)	We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and upon completion of construction, we will operate this drillship for the owner pursuant to a management services agreement.
(3)	We are currently overseeing the construction of these semisubmersibles. Upon completion of construction, we expect to operate these semisubmersibles for the respective owners pursuant to management services agreements.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for demand for our services. However, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. Beginning in 2008, the global financial crisis resulted in a reduction in global economic activity and a corresponding reduction in demand for oil and natural gas. The financial crisis also greatly reduced our customers’ access to capital to invest in both long- and short-term drilling programs. Oil prices, which were less than $40 per barrel in the first quarter of 2009, have fluctuated between the low $70’s and mid $80’s per barrel in 2010 and global economic activity has continued to recover.

We believe the market for premium jackups has been improving since the third quarter 2009 and we believe it will continue to improve through the remainder of 2010 as operators continue to develop oil and gas reserves in response to improved oil and gas prices. The continued improvement in the premium jackup market will be subject to several factors including the additional deliveries of newbuild premium jackup rigs and the re-activation of older, less efficient rigs by our competitors which they may offer at lower rates to compete with the efficiencies of the premium rigs.

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India. In response to the financial crisis limiting operators’ access to financing, we believe that many operators deferred or did not initiate development of many deepwater projects, which will delay the commencement of drilling operations.

Countries with significant deepwater oilfield discoveries also have initiatives to build domestic rig construction industries. We estimate that there are approximately 57 deepwater rigs scheduled for delivery through 2012, which will create supply pressure on the market. As a result of these conditions, dayrates have declined for deepwater and ultra-deepwater rigs from their record highs in 2008. Additionally, these market conditions have reduced the number of newbuild orders being placed with the shipyards for ultra-deepwater rigs.

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

In April 2010, a competitor operating in the U.S. Gulf of Mexico had a significant well control incident which resulted in the sinking of the Deepwater Horizon, an ultra-deepwater semisubmersible, and a significant oil spill. The cause of this well control incident is still under investigation. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement) of the U.S. Department of the Interior issued a notice on July 12, 2010 implementing a moratorium through November 30, 2010 on certain drilling activities in the U.S. Gulf of Mexico. In addition, at this time, we cannot predict what other actions may be taken by the U.S. federal government or state governments, or by any international governments, in response to this incident or what impact any such action may have on our operations or the operations of our customers.

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. As of June 30, 2010, we are owed $5.4 million on the Dragonquest for construction services rendered by us. As we have not been paid these outstanding amounts, we have stopped purchasing equipment and other items for the Dragonquest and stopped efforts to crew the drillship until the outstanding balance is paid.

In June 2009, North Pole Drilling Corporation, an affiliate of F3 Capital, and DSME agreed to suspended construction activities on the Cobalt Explorer for one year. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 has not been paid as of June 30, 2010. We will continue efforts to collect this outstanding amount.

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

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital to purchase the remaining 55% interest in Mandarin for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million. The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments due DSME for the construction of the Platinum Explorer that were paid by us directly to DSME. At the closing of the SSPA, F3 Capital agreed to retain the liability for the $5.8 million in expected exchange rate charges. If F3 Capital does not make this required payment upon delivery of the Platinum Explorer then we will be required to make the payment and to offset such amount against our note payable to F3 Capital.The SSPA contains customary representations and warranties for both us and F3 Capital. We are required to indemnify F3 Capital for any losses suffered under the guarantee to DSME. The SSPA, the F3 Capital Note, the registration rights agreement, the call option agreement and the Dragonquest financing agreement were each approved by a Special Committee of our Board of Directors and by the Audit Committee of our Board of Directors. In addition, the Special Committee received a fairness opinion from an investment bank regarding the fairness of the transactions to our disinterested shareholders.

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million, payable in four installments of approximately $31.2 million each, which have been made, and the balance of approximately $504.0 million upon delivery. We have escrowed $510.8 million for the final payment due upon delivery of the Platinum Explorer. As of June 30, 2010, we estimate there is a total budget of $107.5 million (including approximately $30.4 million incurred as of June 30, 2010) of additional development expenditures for operator furnished equipment, capital spares and equipment, commissioning expenses and crew and other costs necessary to equip and commission the Platinum Explorer for service

On July 21, 2010, we signed a definitive agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship/FPSO, the “Dalian Developer.” Dalian Deepwater Developer LTD (“DDD”) awarded us a management agreement to supervise and manage the construction, commissioning and marketing of the Dalian Developer. Pursuant to the management agreement, we will receive from DDD management fees and reimbursable costs during the construction phase of the project.

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

Revenue: Revenue for the three months ended June 30, 2010 increased $46.2 million over the comparable period of 2009. Contract drilling revenue totaled $48.4 million in the three months ended June 30, 2010 as compared to $15.5 million in the same period of 2009 primarily due to operation of four jackups for all of the second quarter of 2010 as compared to one jackup in 2009. We record reimbursements from customers for “rebillable” costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended June 30, 2010, reimbursable revenue was $15.5 million as compared to approximately $1.4 million for the same period of 2009.

Revenue for the six months ended June 30, 2010 was $126.6 million, a 2.5 times increase over the six months ended June 30, 2009. Contract drilling revenue increased $62.5 million to $87.8 million for the six months ended June 30, 2010, primarily due to the operation of four jackups for all or part of the period. In the first six months of 2009, we only operated one jackup rig. The $28.2 million increase in reimbursable revenue is due to increased construction oversight and to the increased number of rigs operating in 2010 as compared to 2009.

Operating expenses: For the three months ended June 30, 2010, we incurred total operating expenses of approximately $40.7 million, which included $27.4 million of contract drilling services operating expenses related to the operations of our four jackup rigs and $13.3 million related to our construction oversight projects. For the three months ended June 30, 2009, we incurred a total of approximately $10.0 of operating expenses, which included $5.1 million related to our jackup rig operations and $4.9 million associated with our construction oversight projects and Singapore operations base.

Operating expenses for the six months ended June 30, 2010 were $71.4 million as compared to $15.6 million for the same period of 2009. The increase is due to the increased number of jackups operating in the first six months of 2010 as compared to the same period of 2009. All four of our jackups operated for all or part of the first six months of 2010 as compared to only one jackup operating in the first six months of 2009. Of our total operating expenses for the three and six months ended June 30, 2010, approximately $14.2 million and $26.5 million, respectively, was for reimbursable expenses.

        General and administrative expenses: General and administrative expenses were approximately $4.9 million for the three months ended June 30, 2010 as compared to $4.1 million in the comparable period of 2009. For the six months ended June 30, 2010, general and administrative expenses were $9.4 million as compared to $7.5 million for the first six months of 2009. In 2010, we have recognized increased expenses related to compensation due to increased number of employees, travel expenses, professional fees, compliance expenses, information technology expenses related to the expansion of our ERP software system, network and communications systems. Our corporate staffing has increased to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company.

Depreciation expense: Depreciation expense for the three months ended June 30, 2010 increased $6.3 million to $8.4 million as compared to the $2.1 million recognized in the three months ended June 30, 2009. For the six months ended June 30, 2010 depreciation expense was $15.8 million compared to $3.8 million for the six months ended June 30, 2009. The increase in 2010 is primarily due to depreciating all four jackup rigs for all or a portion of the first six months of 2010 as compared to the first six months of 2009 when only one jackup was depreciated.

Interest expense: Interest expense for the three and six months periods ended June 30, 2010 increased $12.0 million and $19.2 million, respectively, over the same periods of 2009. The primary reasons for the increases were higher average levels of debt outstanding in 2010 as compared to 2009, higher average interest rates on debt in 2010 and lower capitalized interest amounts in 2010 as our jackup construction program was completed in the first quarter of 2010.

Income tax expense: Income tax expense for the three and six month periods ended June 30, 2010 increased $7.4 million and $9.2 million, respectively, over the comparable periods of 2009. The increases are due to the increased number of jackups operating in multiple foreign jurisdictions in 2010 as compared to 2009, when only one jackup was operating. In some jurisdictions, we are subject to deemed profit tax schemes which are based on specified percentages of revenue rather than profits (losses) before tax. Our tax provision for the three and six months periods ended June 30, 2010 contains adjustments of certain tax positions primarily related to company formation and intercompany transfer pricing for 2007 and 2008. Additionally, we recognized $2.3 million related to the reversal of a deferred tax asset recorded in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of approximately $64.1 million.

On January 22, 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $41.8 million, were used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares on February 12, 2010. The net proceeds, after underwriter’s discount and commissions, of $5.8 million were used for working capital and general corporate purposes.

Short-term Debt: In January 2010, we issued 14,577,435 ordinary shares to F3 Capital in settlement of a total of $14,000,000 of short-term debt and related accrued interest. Shareholders had previously approved the settlement in December 2009. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of June 30, 2010, we had short-term debt of approximately $2.6 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.97%.

Long-term Debt: As of June 30, 2010, our long-term debt was composed of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$60,493	$73,461
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	74,000	78,000
Aquamarine Term Loan	104,147	101,638
13 1/2 % Senior Secured Notes, net of discount of $3,433 and $4,021	131,567	130,979

	380,207	394,078
Less current maturities of long-term debt	(16,000)	(16,000)

Long-term debt	$364,207	$378,078

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 2, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at June 30, 2010. As of June 30, 2010, we had $17.2 million in escrow to fund future interest payments, as well as operational and maintenance costs. The subsidiary that owns the Aquamarine Driller is restricted from making any cash distributions prior to September 20, 2010.

11  1/2% Senior Secured Notes

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes due 2015 under an indenture. The notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior censured basis, by us and any future restricted subsidiaries. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The notes will mature on August 1 2015. The notes bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on February 1, 2011.

The proceeds after deducting the original issue discount, underwriters discount, fees and expenses were approximately $937.2 million of which $79.7 million was used to complete the Mandarin acquisition, $64.2 million was paid to the shipyard, $510.8 million was placed in escrow to fund the remaining construction payments for the Platinum Explorer, $145.9 million was used to retire the Credit Agreement (including $672,000 of prepayment penalties) and $144.2 million was used to retire the 13 1/2% Senior Secured Notes (including prepayment penalties and accrued interest) with the balance available for general corporate purposes.

In connection with the 11 1/2% Senior Secured Notes offering, we agreed to retire the outstanding debt as noted above and reorganize certain of our subsidiaries such that the Emerald Driller, Sapphire Driller, Topaz Driller and Platinum Explorer would each be owned by subsidiaries of OGIL. The 11 1/2% Senior Secured Notes will be secured on a first lien basis on each of these assets and any other current or future assets of OGIL.

The notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs each holder of notes will have the right to require the repurchase all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Upon the occurrence of certain events, we will be required to redeem notes equal in principal amount to the approximately $575.0 million of net proceeds reserved for the remaining construction payments at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

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

At June 30, 2010, after giving effect to the 11 1/2% Senior Secured Notes offering, the applications of the proceeds therefrom and the completion of the Mandarin transaction, our long-term debt, on an adjusted basis, would be:

As Adjusted
(Unaudited)
(In thousands)
11 1/2 % Senior Secured Notes, net of discount of $36,390	$963,610
Existing credit facility	—
13 1/2 % Senior Secured Notes	—
Aquamarine term loan	104,147
F3 Capital note	60,000

Long-term debt	$1,127,757

In connection with the 11 1/2% Senior Secured Notes offering, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds. The net proceeds from the equity offering are available for general corporate purposes.

Contingent Obligations

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

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in accordance with generally accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Interest costs related to the financings of our jackups and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they were under construction. Total interest and amortization costs capitalized for the six months ended June 30, 2010 were $5.0 million. We did not capitalize any interest and amortization costs for the three months ended June 30, 2010 as we completed our jackup construction program in the first quarter of 2010. For the three and six months ended June 30, 2009, we capitalized interest and amortization costs of $4.1 million and $7.8 million, respectively.

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

Rig Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million of share-based compensation expense for the three months ended June 30, 2010 as compared to $1.1 million of share-based compensation expense, net of capitalized amounts of $86,000, in the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, we recognized share-based compensation expense of $3.1 million and $2.2 million, net of capitalized amounts of $164,000, respectively.

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

Interest Rate Risk: At June 30, 2010, we had $144.5 million of variable rate debt outstanding related to our jackup rigs. This variable rate debt bears interest at the rate of LIBOR plus a margin ranging from 3.5% to 5.5%. On March 31, 2009, we entered into interest rate swaps to fix the interest rate on $90.8 million notional amount of debt associated with the Emerald Driller. These swaps fix the interest rate at approximately 5.5%. Our remaining borrowings under the Credit Agreement, as amended, are currently bearing interest on a floating rate of LIBOR plus 5.5%. Based upon the June 30, 2010 variable rate debt outstanding amounts, a one percentage point change in the LIBOR interest rate would result in a corresponding change in annual interest expense of approximately $1.4 million.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. As our first jackup rigs began operations in 2009, fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At June 30, 2010, we did not have any open foreign exchange derivative contracts.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

4.1	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (1)

10.1	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (2)

10.2	Form of Promissory Note between Vantage Drilling Company and F3 Capital (3)

10.3	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (4)

10.4	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (5)

10.5	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company, and Valencia Drilling Corporation dated July 6, 2010 (6)

10.6	Registration Rights Agreement dated as of July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

(1)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
Date: August 6, 2010		(Principal Financial and Accounting Officer)