Form 10-Q/A
period 2010-06-30
Vantage Drilling CO
filed 2010-10-27
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

777 Post Oak Boulevard, Suite 800

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

Explanatory Note

In response to comments received from the Staff of the Securities and Exchange Commission, Vantage Drilling Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed on August 9, 2010 to (i) provide additional analysis and clarification to the results of operation section included in “Management’s Discussion and Analysis of Results of Operations” therein and (ii) file certain exhibits.

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

Long-term Debt

As of June 30, 2010, our long-term debt was composed of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$60,493	$73,461
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	74,000	78,000
Aquamarine Term Loan	104,147	101,638
13 1/2% Senior Secured Notes, net of discount of $3,433 and $4,021	131,567	130,979

	380,207	394,078
Less current maturities of long-term debt	(16,000)	(16,000)

Long-term debt	$364,207	$378,078

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

Revenue: Revenue for the three months ended June 30, 2010 (the “Current Quarter”) increased $46.2 million over the comparable period of 2009. Contract drilling revenue totaled $48.4 million in the Current Quarter as compared to $15.5 million in the same period of 2009 primarily due to operation of four jackups for all of the second quarter of 2010 as compared to one jackup, the Emerald Driller, in 2009. The Sapphire Driller, Aquamarine Driller and Topaz Driller each earned approximately $11 million in contract drilling revenue during the Current Quarter, whereas all three were under construction and not earning revenue during the comparable period in 2009. We record reimbursements from customers for “rebillable” costs and expenses as revenue and the related direct costs as operating expenses. For the Current Quarter, reimbursable revenue was $15.5 million as compared to approximately $1.4 million for the same period of 2009. Approximately $12 million of this increase resulted from increased oversight activities on the construction projects, and $2 million related to the commencement of operations on the previously noted three jackups.

Revenue for the six months ended June 30, 2010 (the “Current Period”) was $126.6 million, a 2.5 times increase over the six months ended June 30, 2009. Contract drilling revenue increased $62.5 million to $87.8 million for the six months ended June 30, 2010, primarily due to the operation of four jackups for all or part of the period. In the first six months of 2009, we only operated one jackup rig. The Sapphire Driller, Aquamarine Driller and Topaz Driller earned $19.1 million, $26.2 million, and $12.3 million respectively in contract drilling revenue during the Current Period whereas none were operational during the comparable period in 2009. The $28.2 million increase in reimbursable revenue is due primarily to increased construction oversight activities, which contributed approximately $23.0 million to the increase, and to the increased number of rigs operating in 2010 as compared to 2009, which contributed the remaining $5.2 million increase. The increase in reimbursable revenue earned by the construction oversight projects is attributable to increased project support requirements, which are in turn rebilled back to our customers.

Operating expenses: For the Current Quarter, we incurred total operating expenses of approximately $40.7 million, which included $27.4 million of contract drilling services operating expenses related to the operations of our four jackup rigs and $13.3 million related to our construction oversight projects. The increased contract drilling expenses are due to the commencement of the Sapphire Driller, Aquamarine Driller and Topaz Driller operations, which contributed $7.5 million, $8.6 million and $5.4 million in operating expenses respectively. For the three months ended June 30, 2009, we incurred a total of approximately $10.0 of operating expenses, which included $5.1 million related to our jackup rig operations on the Emerald Driller, and $4.9 million associated with our construction oversight projects and Singapore operations base.

        Operating expenses for the Current Period were $71.4 million as compared to $15.6 million for the same period of 2009, an increase of $55.8 million, The increase is due primarily to the increased number of jackups operating in the Current Period as compared to the same period of 2009. All four of our jackups operated for all or part of the Current Period as compared to only one jackup operating in the first six months of 2009. Operating expenses for the Current Period included $44.7 million for contract drilling services and $26.7 million related to our construction oversight projects. Of our total operating expenses for the three and six months ended June 30, 2010, approximately $14.2 million and $26.5 million, respectively, was for reimbursable expenses.

General and administrative expenses: General and administrative expenses were approximately $4.9 million for the Current Quarter as compared to $4.1 million in the comparable period of 2009. For the Current Period, general and administrative expenses were $9.4 million as compared to $7.5 million for the comparable period in 2009, an increase of $1.9 million. This increase was primarily due to increased expenses of $1.1 million related to an increase staffing levels to support our operations and to market our rig fleet on a worldwide basis, and approximately $800,000 for costs associated with establishing the necessary infrastructure of a public company.

Depreciation expense: Depreciation expense for the Current Quarter increased $6.3 million to $8.4 million as compared to the $2.1 million recognized in the three months ended June 30, 2009. For the Current Period depreciation expense was $15.8 million compared to $3.8 million for the six months ended June 30, 2009, an increase of $12 million. The increase in 2010 is primarily due to depreciating all four jackup rigs for all or a portion of the first six months of 2010 as compared to the first six months of 2009 when only the Emerald Driller was depreciated.

Interest expense: Interest expense for the three and six months periods ended June 30, 2010 increased $12.0 million and $19.2 million, respectively, over the same periods of 2009. The primary reasons for the increases were higher average levels of debt outstanding in 2010 as compared to 2009, higher average interest rates on debt in 2010 and lower capitalized interest amounts in 2010 as our jackup construction program was completed in the first quarter of 2010. Capitalized interest decreased $2.8 million, from $7.8 million in 2009 to $5.0 million in 2010.

Income tax expense: Income tax expense for the three and six months periods ended June 30, 2010 increased $7.4 million and $9.2 million, respectively, over the comparable periods of 2009. The increases are due to the increased number of jackups operating in multiple foreign jurisdictions in 2010 as compared to 2009, when only one jackup was operating. In some jurisdictions, we are subject to deemed profit tax schemes which are based on specified percentages of revenue rather than profits (losses) before tax. Our tax provision for the three and six months periods ended June 30, 2010 contains several adjustments, totaling approximately $5.0 million related to certain tax positions.

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

Long-term Debt: As of June 30, 2010, our long-term debt was composed of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Credit Agreement
Emerald Driller term loan	$60,493	$73,461
Emerald Driller revolving loan	10,000	10,000
Sapphire Driller term loan	74,000	78,000
Aquamarine Term Loan	104,147	101,638
13 1/2% Senior Secured Notes, net of discount of $3,433 and $4,021	131,567	130,979

	380,207	394,078
Less current maturities of long-term debt	(16,000)	(16,000)

Long-term debt	$364,207	$378,078

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

At June 30, 2010, after giving effect to the 11 1/2% Senior Secured Notes offering, the applications of the proceeds therefrom and the completion of the Mandarin transaction, our long-term debt, on an adjusted basis, would be:

As Adjusted
(Unaudited)
(In thousands)
11 1/2% Senior Secured Notes, net of discount of $36,390	$963,610
Existing credit facility	—
13 1/2% Senior Secured Notes	—
Aquamarine term loan	104,147
F3 Capital note	60,000

Long-term debt	$1,127,757

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

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

4.1	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (1)

10.1	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (2)

10.2	Form of Promissory Note between Vantage Drilling Company and F3 Capital (3)

10.3	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (4)

10.4	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (5)

10.5	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company, and Valencia Drilling Corporation dated July 6, 2010 (6)

10.6	Registration Rights Agreement dated as of July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (7)

10.7*	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009

31.1*	Certification of Principal Executive Officer Pursuant to Section 302

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302

32.1*	Certification of Principal Executive Officer Pursuant to Section 906

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906

(1)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(4)	Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
Date: October 26, 2010		(Principal Financial and Accounting Officer)