Form 10-Q
period 2010-09-30
Vantage Drilling CO
filed 2010-11-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of Vantage Drilling Company ordinary shares outstanding as of October 29, 2010 is 289,117,044

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Quarterly Report includes forward-looking statements regarding our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	termination of our customer contracts;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	general economic conditions, including the current recession and capital market crisis;

•	competition within our industry;

•	the impact of the Macondo well blowout incident in the U.S. Gulf of Mexico on offshore drilling;

•	effects of new products and new technology on the market;

•	restrictions on offshore drilling;

•	compliance with restrictions and covenants in our debt agreements;

•	our substantial level of indebtedness and ability to incur additional indebtedness;

•	ability to meet our debt service obligations;

•	potential acquisition opportunities;

•	contract awarding and commencement;

•	limited mobility between geographic regions;

•	levels of operating and maintenance costs;

•	our ability to receive cash flow from our subsidiaries;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	ability to obtain indemnity from customers;

•	operating hazards in the oilfield service industry;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	governmental, tax and environmental regulation;

•	operations in international markets;

•	potential conflicts of interest with F3 Capital;

•	one of our directors holding a significant percentage of our ordinary shares;

•	our ability to pay dividends;

•	the volatility of the price of our ordinary shares;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	changes in legislation removing or increasing current applicable limitations of liability; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,544	$15,992
Restricted cash	537,835	28,863
Trade receivables	47,732	17,536
Inventory	18,902	10,789
Prepaid expenses and other current assets	2,317	8,040

Total current assets	723,330	81,220

Property and equipment
Property and equipment	1,207,114	899,541
Accumulated depreciation	(35,940)	(11,329)

Property and equipment, net	1,171,174	888,212

Other assets
Investment in joint venture	—	120,306
Other assets	55,881	29,441

Total other assets	55,881	149,747

Total assets	$1,950,385	$1,119,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,996	$15,931
Accrued liabilities	37,037	14,285
Short-term debt	1,028	17,827
Current maturities of long-term debt	—	16,000

Total current liabilities	69,061	64,043

Long-term debt, net of discount of $66,565 and $4,021	1,099,039	378,078
Other long-term liabilities	716	—
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 289,117 and 187,277 shares issued and outstanding	289	187
Additional paid-in capital	853,011	714,486
Accumulated deficit	(71,731)	(37,117)
Accumulated other comprehensive loss	—	(498)

Total shareholders’ equity	781,569	677,058

Total liabilities and shareholders’ equity	$1,950,385	$1,119,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Contract drilling services	$44,864	$21,644	$132,632	$46,937
Management fees	4,516	5,688	13,391	15,129
Reimbursables	17,527	9,114	47,488	10,869

Total revenues	66,907	36,446	193,511	72,935

Operating costs and expenses
Operating costs	41,582	19,967	112,946	35,550
General and administrative	6,294	3,650	15,703	11,140
Depreciation	8,768	3,165	24,611	6,923

Total operating expenses	56,644	26,782	153,260	53,613

Income (loss) from operations	10,263	9,664	40,251	19,322
Other income (expense)
Interest income	381	4	396	13
Interest expense	(14,292)	(1,945)	(35,608)	(4,004)
Loss on debt extinguishment	(24,006)	—	(24,006)	—
Loss on acquisition of subsidiary	(3,780)	—	(3,780)	—
Other income	618	143	1,568	316

Total other income (expense)	(41,079)	(1,798)	(61,430)	(3,675)

Income (loss) before income taxes	(30,816)	7,866	(21,179)	15,647
Income tax provision	2,765	1,063	13,435	2,534

Net income (loss)	$(33,581)	$6,803	$(34,614)	$13,113

Earnings (loss) per share

Basic	$(0.12)	$0.05	$(0.14)	$0.13

Diluted	$(0.12)	$0.05	$(0.14)	$0.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34,614)	$13,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	24,611	6,923
Amortization of debt financing costs	3,515	872
Non-cash loss on debt extinguishment	12,280	—
Non-cash loss recognized related to acquisition of subsidiary	3,780	—
Share-based compensation expense	4,594	3,636
Accretion of long-term debt	3,965	373
Amortization of note discounts	2,682	—
Deferred income tax expense	1,650	83
Changes in operating assets and liabilities:
Restricted cash	1,944	(23,216)
Trade receivables	(38,333)	(17,791)
Inventory	(8,113)	(12,190)
Prepaid expenses and other current assets	5,723	(147)
Other assets	(12,084)	(412)
Accounts payable	15,065	9,520
Accrued liabilities	24,039	12,384
Short-term debt	1,467	760

Net cash provided by (used in) operating activities	12,171	(6,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(79,777)	—
Additions to property and equipment	(57,253)	(200,102)
Escrowed funds for acquisition	(510,916)	—
Investment in joint venture	—	(104,001)

Net cash used in investing activities	(647,946)	(304,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under credit agreements	—	141,821
Proceeds from the issuance of senior secured notes, net of original issue discount of $36,390	963,610	—
Repayment of long-term debt	(293,129)	(13,605)
Proceeds from issuance of ordinary shares in public offerings, net	101,889	80,291
Proceeds from issuance of ordinary shares in private placement, net	—	24,953
Proceeds from warrant exercise in connection with joint venture	—	104,100
Proceeds from short-term notes payable-shareholders	—	4,000
Repayment of short-term debt	(4,267)	(1,848)
Debt issuance costs	(31,776)	(5,404)

Net cash provided by financing activities	736,327	334,308

Net increase in cash and cash equivalents	100,552	24,113
Cash and cash equivalents—beginning of period	15,992	16,557

Cash and cash equivalents—end of period	$116,544	$40,670

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$39,473	$11,776
Interest capitalized (non-cash)	(22,150)	(15,146)
Taxes	6,842	1,851
Non-cash investing and financing transactions:
Issuance of shares for short-term debt and interest	$14,144	$—
Issuance of ordinary shares for performance deposit	—	8,000
Issuance of ordinary shares for termination of purchase option	—	10,000
Adjustment to consideration for fair value of warrants	—	73,602
Transactions in Mandarin acquisition:
Reclassification of investment in joint venture	120,306	—
Reclassification of receivable	8,138	—
Fair value of long-term note payable	27,833	—
Beneficial conversion feature of long-term note payable	18,000	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company (“we,” “our,” “us,” “Vantage Drilling” or the “Company”), organized under the laws of the Cayman Islands on November 14, 2007, is a holding corporation with no significant operations or assets other than its interests in its direct and indirect subsidiaries.

On July 6, 2010, we entered into a definitive agreement with F3 Capital, our largest shareholder and an affiliate, pursuant to which we acquired the 55% of Mandarin Drilling Corporation (“Mandarin”) that we did not already own for cash and a convertible promissory note.

On July 30, 2010, Offshore Group Investment Limited (“OGIL”), one of our wholly-owned subsidiaries, issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes due 2015 (the “11 1/2% Senior Secured Notes”) under an indenture. The proceeds, net of original issue discount, were approximately $963.6 million. Concurrently with the issuance of the 11 1/2% Senior Secured Notes, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2009 is derived from our December 31, 2009 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash: Consists of cash and cash equivalents established as debt reserves and escrowed cash held for the final payment due upon completion of construction of the Platinum Explorer.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs and is carried at average cost.

Property and Equipment: Consists of the values of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the financings of our jackups and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs are capitalized as part of the cost of the Platinum Explorer while the drillship is under construction. Total interest and amortization costs capitalized for the three and nine months ended September 30, 2010 were $17.1 million and $22.1 million, respectively. For the three and nine months ended September 30, 2009, we capitalized interest and amortization costs of $7.3 million and $15.1 million, respectively.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	272,609	132,268	244,614	102,766
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	272,609	132,268	244,614	102,766

The calculation of diluted weighted average ordinary shares outstanding excludes 42.8 million ordinary shares for both the three and nine months ended September 30, 2010 and 48.5 million ordinary shares for both the three and nine months ended September 30, 2009, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million of share-based compensation expense for the three months ended September 30, 2010 as compared to $1.2 million of share-based compensation expense, in the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we recognized share-based compensation expense of $4.6 million and $3.4 million, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the debt incurs pay-in-kind interest which accretes the value of the debt to $140.0 million at maturity. We believe the carrying amount of the Aquamarine Term Loan approximates its current fair value. The 11 1/2% Senior Secured Notes issued in July 2010 were issued at a price equal to 96.361% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. As of October 29, 2010, the 11 1/2% Senior Secured Notes were trading at approximately 106% of their par value, indicating a fair value of $1.06 billion. The F3 Capital Note has a contingent convertible feature which is subject to shareholder vote. Accordingly, we have valued the note without the conversion feature and determined, based on our cost of capital, a fair value of $27.8 million.

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

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and Management and Construction Supervision Agreements

Platinum Explorer Transaction

Purchase of Our Initial Interest in the Platinum Explorer

In September 2007, Mandarin, which was wholly-owned by F3 Capital, entered into a shipbuilding contract with Daewoo Shipbuilding & Marine Engineering Co. Ltd. (“DSME”) for the construction of the Platinum Explorer. In March 2008, we entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed with F3 Capital to restructure our ownership interest in the Platinum Explorer through the purchase of a 45.0% ownership interest in Mandarin for consideration of cash and issuance of warrants to purchase up to 1,983,471 of our ordinary shares. $40.0 million that had been previously paid to Mandarin and F3 Capital pursuant to an interim agreement was credited toward the cash purchase price at the time of the restructuring. Additionally, F3 Capital exercised warrants, which were issued in connection with our acquisition of OGIL, in June 2008, to acquire 25.0 million ordinary shares, and we applied the proceeds from the exercise to pay the balance of the cash purchase price. The transactions were treated as one integrated transaction with an aggregate fair value of approximately $44.0 million.

Purchase of F3 Capital’s Interest in Mandarin and Issuance of F3 Capital Note

Share Sale and Purchase Agreement

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital to purchase the remaining 55% interest in Mandarin for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million. The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments that were paid by us directly to DSME for the construction of the Platinum Explorer. The SSPA contained customary representations and warranties for both us and F3 Capital.

We applied purchase accounting to the acquisition of the 55% interest in Mandarin which required us to record all of the assets acquired and the liabilities assumed at their fair value. We performed our evaluation analysis, including making various estimates of and assumptions with respect to the market value of the assets acquired and comparing the net present value of cash flows associated with comparable assets and contracting opportunities. Additionally, to support our analysis, we reviewed the evaluation work of the investment bank retained by our Board of Directors to provide a fairness opinion on the transaction. Based on the initial assessment of the transaction, we determined that the transaction constituted a bargain purchase resulting in a $12.3 million gain on the transaction. This assessment also resulted in remeasurement of the carrying value of the assets on our books resulting in a $16.1 million impairment charge. The bargain purchase gain and the impairment loss are both recorded in other income and expense in the consolidated statement of operations.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. The F3 Capital Note will become convertible into our ordinary shares upon approval by our shareholders. If shareholders approve the proposal, the principal amount of the F3 Capital Note will be convertible into our ordinary shares at a conversion price of $1.10 per share, subject to customary anti-dilution covenants. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding.

If the F3 Capital Note becomes convertible, any principal amount that F3 Capital elects to convert will be reduced by any amounts owed by F3 Capital to Vantage International Management Company or Vantage Deepwater Company (“Vantage Deepwater”). If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

Registration Rights Agreement

We also entered into a registration rights agreement with F3 Capital in connection with the SSPA. Under the terms of the registration rights agreement, we agreed to register the ordinary shares issuable upon the conversion of the F3 Capital Note if it becomes convertible, as well as certain other shares previously issued to F3 Capital and approved by shareholders in December 2009. Under the terms of the registration rights agreement, F3 Capital has piggyback registration rights should we propose to file a registration statement under the Securities Act of 1933, as amended (other than on Forms S-4 or S-8). In addition, F3 Capital has the right to demand that we register all of the ordinary shares covered by the registration rights agreement.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital. Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater, one of our wholly owned subsidiaries, from us for total consideration of $1.00. Vantage Deepwater is the party to our drilling contract with Petrobras. The option granted to Valencia under the call option agreement may only be exercised upon the earlier of: (a) completion of construction, outfitting and delivery of the Dragonquest or (b) completion of financing for $125.0 million or more of the unfunded construction cost for the Dragonquest. In order to exercise the option, Valencia must have paid all amounts owed to us under the construction supervision and management agreements related to the Dragonquest and enter into arrangements to ensure that we receive an amount equal to all management fees that we would have otherwise been entitled to under the management services agreement for the Dragonquest, with such amounts being paid to us as if Valencia had never exercised its rights under the call option agreement. The option granted to Valencia will also terminate, if not earlier exercised by Valencia (a) approximately three months prior to delivery of the Dragonquest or (b) upon the occurrence of specified defaults. Upon the occurrence of any default by Valencia within five years after the date of the call option agreement, Valencia shall be required to convey back to us the Vantage Deepwater shares and put us back in the same economic position with respect to Vantage Deepwater as we were in prior to our conveyance of the Vantage Deepwater shares to Valencia pursuant to the option.

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

Payment for the Platinum Explorer

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million, payable in four installments of approximately $31.2 million each and the balance of approximately $504.0 million upon delivery. DSME had deferred the third and fourth installment payments, which were F3 Capital obligations, until July 30, 2010. The deferral agreement provided for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates. We paid these installment payments totaling $64.2 million directly to DSME on July 30, 2010 in connection with the acquisition of 55% of Mandarin. Additionally, we have escrowed approximately $510.8 million for the final payment due upon delivery of the Platinum Explorer, including the expected exchange rate fluctuations on the third and fourth installment payments that are due at delivery of the Platinum Explorer. At the closing of the SSPA, F3 Capital agreed to retain the liability for the $5.8 million in expected exchange rate charges and to discharge this obligation to DSME. We have issued a formal request to F3 Capital that it pay this amount to DSME or otherwise discharge this obligation prior to our making the final shipyard payment to DSME for the Platinum Explorer. Subsequent to September 30, 2010, we received notification from DSME that F3 Capital had discharged the obligation for expected exchange rate charges. Additionally, in connection with the closing, we reclassified $8.1 million recorded as a receivable from F3 Capital as of July 30, 2010 to property and equipment. We had previously incurred or paid this amount for equipment, project engineering, management fees and startup costs under the construction supervision agreement for the Platinum Explorer. As of September 30, 2010, we estimate there is $102.0 million (including approximately $80.4 million incurred or committed as of September 30, 2010) of additional development expenditures for operator furnished equipment, capital spares and equipment, commissioning expenses and crew and other costs necessary to equip and commission the Platinum Explorer for service.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. As of September 30, 2010, we are owed $7.6 million on the Dragonquest for construction services rendered by us, including approximately $1.3 million of construction management fees deferred until the delivery date of the Dragonquest. As we have not been paid the remaining outstanding amounts of $6.3 million, we have limited purchases of equipment and other items for the Dragonquest and have curtailed crewing the drillship until the outstanding balance is paid. In August 2010, we issued a demand letter to Valencia regarding payment of the overdue amounts and advancing the necessary funds so that we may place orders for required equipment. Subsequent to September 30, 2010, we received payments of $5.8 million on the $6.3 million outstanding amount. We will continue to pursue all remedies, including legal remedies, to collect the remaining outstanding amounts.

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and DSME agreed to suspend construction activities on the Cobalt Explorer for one year. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. As of September 30, 2010, this suspension period has expired and the parties have not recommenced construction supervision services in connection with the Cobalt Explorer. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension has not been paid as of September 30, 2010 and remains currently due and payable. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

On July 21, 2010, we signed a definitive agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. The owner of this drillship awarded us a management agreement to supervise and manage the construction, commissioning and marketing of the Dalian Developer, pursuant to which, we are receiving management fees and reimbursable costs during the construction phase of the drillship.

Drillship Management Agreements

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

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Semisubmersible Management Agreements

We have agreements to manage the construction and operations of two semisubmersibles, the SeaDragon I and the SeaDragon II. These agreements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the arrangement. Pursuant to these agreements, we are entitled to receive a fee of $5.0 million per year per unit, payable in monthly installments, while the semisubmersibles are under construction. During the construction of the semisubmersibles, the owner may terminate the agreements upon the occurrence of any certain specified events. However, either party may terminate the agreements at any time on seven days notice. Once the SeaDragon I is operational, we are entitled to a fixed fee per day and a performance fee based on the operational performance of the unit. During the operation of the semisubmersibles, the owner may terminate the agreements at any time on thirty days notice. The SeaDragon I will be delivered later than the scheduled drilling contract commencement date which may have given the customer the right to terminate its arrangement with the owner of the SeaDragon I. The owner and customer are currently discussing resolutions to the contractual issues.

4. Debt

Short-term Debt

In January 2010, we issued 14,577,435 ordinary shares to F3 Capital in settlement of a total of $14,000,000 of short-term debt and related accrued interest. Shareholders had previously approved the settlement in December 2009. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of September 30, 2010, we had short-term debt of approximately $1.0 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.97%.

Long-term Debt

As of September 30, 2010, our long-term debt was composed of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $35,136	$964,864	$—
Aquamarine Term Loan	105,604	101,638
Credit Agreement:
Emerald Driller term loan	—	73,461
Emerald Driller revolving loan	—	10,000
Sapphire Driller term loan	—	78,000
13 1/2% Senior Secured Notes, net of discount of $4,021	—	130,979
F3 Capital note, net of discount of $31,429	28,571	—

	1,099,039	394,078
Less current maturities of long-term debt	—	(16,000)

Long-term debt	$1,099,039	$378,078

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at September 30, 2010. As of September 30, 2010, we had $26.9 million in escrow to fund future interest payments, as well as operational and maintenance costs related to the Aquamarine Driller. The subsidiary that owns the Aquamarine Driller was restricted from making any cash distributions until September 20, 2010.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11 1/2% Senior Secured Notes

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes under an indenture. The notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The notes will mature on August 1, 2015. The notes bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on February 1, 2011.

The proceeds after deducting the original issue discount, underwriters’ discount, fees and expenses was approximately $931.9 million, of which $79.7 million was used to complete the Mandarin acquisition (including $64.2 million paid directly to the shipyard for payments on the Platinum Explorer) , $510.8 million was placed in escrow to fund the remaining construction payments for the Platinum Explorer, $145.2 million was used to retire our credit facility (including $672,000 of prepayment fees) and $144.2 million was used to retire the 13 1/2% Senior Secured Notes (including prepayment fees and accrued interest). The remaining proceeds are available for general corporate purposes.

In connection with the 11 1/2% Senior Secured Notes offering, we retired the 13 1/2% Senior Secured Notes and reorganized certain of our subsidiaries such that the Emerald Driller, Sapphire Driller, Topaz Driller and Platinum Explorer would each be owned by subsidiaries of OGIL. The 11 1/2% Senior Secured Notes will be secured on a first lien basis on each of these assets and any other current or future assets of OGIL.

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

The indenture governing the notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of OGIL; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of the issue date, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

5. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of September 30, 2010, no preferred shares were issued and outstanding.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares

In January 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriters’ discount and commissions and offering expenses, of approximately $41.8 million, were used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan.

In February 2010, in connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares. The net proceeds, after underwriter’s discount and commissions, of $5.8 million were also used for working capital and general corporate purposes.

In July 2010, in connection with the 11 1/2% Senior Secured Notes offering, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds. The net proceeds from the equity offering are available for general corporate purposes.

During the nine months ended September 30, 2010, we granted 429,960 restricted shares to employees under our 2007 Long-Term Incentive Plan (the “LTIP”). These restricted share awards vest ratably over four years and are amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $657,000, based on an average share price of $1.53 per share. In the nine months ended September 30, 2010, we issued 838,966 ordinary shares pursuant to vesting of previously granted LTIP stock awards.

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

Our tax provision for the nine month period ended September 30, 2010 contains adjustments related to certain tax positions. The positions consisted primarily of company formation, intercompany transfer pricing issues, and distributions associated with one of our subsidiaries for 2007 and 2008. Additionally, we recognized $2.3 million related to the reversal of a deferred tax asset recorded in 2009. We have evaluated the reversal and have determined both quantitatively and qualitatively, the reversal does not have a material impact on current and previously reported results.

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

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Prepaid insurance	$1,715	$4,217
Income tax receivable	—	2,096
Sales tax receivable	—	1,177
Other receivables	86	230
Other prepaid expenses	516	320

	$2,317	$8,040

Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Drilling equipment	$911,847	$439,712
Assets under construction	291,001	456,529
Leasehold improvements	972	492
Office and technology equipment	3,294	2,808

	1,207,114	899,541
Accumulated depreciation	(35,940)	(11,329)

Property and equipment, net	$1,171,174	$888,212

Interest costs related to the financings of our jackups and the amortization of debt financing costs were capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs are capitalized as part of the cost of the Platinum Explorer while the drillship is under construction. Total interest and amortization costs capitalized for the three and nine months ended September 30, 2010 were $17.1 million and $22.1 million, respectively. For the three and nine months ended September 30, 2009, we capitalized interest and amortization costs of $7.3 million and $15.1 million, respectively.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$34,915	$18,935
Performance bond collateral	18,243	8,000
Income tax receivable	1,362	—
Deferred income taxes	—	1,624
Deposits	1,361	882

	$55,881	$29,441

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Interest	$20,326	$621
Compensation	10,821	10,687
Property, service and franchise taxes	1,610	1,621
Income taxes payable	4,038	868
Other	242	488

	$37,037	$14,285

9. Business Segment Information

Our business activities relate to the operations of our four jackup rigs and providing construction supervision services in Singapore and South Korea for drilling units owned by others.

For the three and nine months ended September 30, 2010 and 2009, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Five customers accounted for approximately 26%, 24%, 18%, 13% and 13%, respectively, of consolidated revenue for the three months ended September 30, 2010. For the nine months ended September 30, 2010, five customers accounted for 22%, 21%, 14%, 11% and 11%, respectively, of consolidated revenue. Three customers accounted for approximately 44%, 27% and 17%, respectively of consolidated revenue for the three months ended September 30, 2009. For the nine months ended September 30, 2009, three customers accounted for 48%, 19% and 12%, respectively, of consolidated revenue.

10. Supplemental Condensed Consolidating Financial Information

In July 2010, OGIL (the “Issuer”), a wholly-owned subsidiary, issued $1.0 billion aggregate principal amount of 11 1/2% Senior Secured Notes under an indenture. The notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) us and (ii) any future restricted subsidiaries. None of our other subsidiaries will guarantee or pledge assets to secure the notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed, consolidating financial information as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009, of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial information as of and for the nine months ended September 30, 2010 and 2009 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position and results of operations for the three and nine months then ended.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$95,009	$5,537	$10,344	$5,654	$—	$116,544
Other current assets	479	—	548,850	57,457	—	606,786

Total current assets	95,488	5,537	559,194	63,111	—	723,330
Property and equipment, net	387	—	939,183	231,604	—	1,171,174
Investment in and advances to subsidiaries	488,170	424,451	2,545	63,954	(979,120)	—
Investment in joint venture	—	—	—	—	—	—
Other assets	6	30,659	18,562	6,654	—	55,881

Total assets	$584,051	$460,647	$1,519,484	$365,323	$(979,120)	$1,950,385

Accounts payable and accrued liabilities	$3,296	$19,806	$15,807	$29,124	$—	$68,033
Short-term debt	1,028	—	—	—	—	1,028
Current maturities of long-term debt	—	—	—	—	—	0
Intercompany (receivable) payable	(263,577)	(1,004,407)	1,038,505	229,479	—	—

Total current liabilities	(259,253)	(984,601)	1,054,312	258,603	—	69,061
Long-term debt	28,571	964,864	—	105,604	—	1,099,039
Other long term liabilities	—	—	—	716	—	716
Shareholders’ equity (deficit)	814,733	480,384	465,172	400	(979,120)	781,569

Total liabilities and shareholders’ equity	$584,051	$460,647	$1,519,484	$365,323	$(979,120)	$1,950,385

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$36,812	$30,095	$66,907
Operating costs and expenses	5,717	—	26,584	24,343	56,644

Income (loss) from operations	(5,717)	—	10,228	5,752	10,263
Other income (expense)	(5,023)	(4,977)	(25,806)	(5,273)	(41,079)

Income (loss) before income taxes	(10,740)	(4,977)	(15,578)	479	(30,816)
Income tax provision (benefit)	—	—	1,783	982	2,765

Net income (loss)	$(10,740)	$(4,977)	$(17,361)	$(503)	$(33,581)

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$104,643	$88,868	$193,511
Operating costs and expenses	14,176	22	73,439	65,623	153,260

Income (loss) from operations	(14,176)	(22)	31,204	23,245	40,251
Other income (expense)	(5,085)	(4,977)	(36,913)	(14,455)	(61,430)

Income (loss) before income taxes	(19,261)	(4,999)	(5,709)	8,790	(21,179)
Income tax provision (benefit)	1,438	—	5,101	6,896	13,435

Net income (loss)	$(20,699)	$(4,999)	$(10,810)	$1,894	$(34,614)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash used in operating activities	$(6,672)	$17,118	$7,431	$(5,706)	$12,171
Net cash used in investing activities	(319)	—	(644,617)	(3,010)	(647,946)
Net cash provided by financing activities	101,999	(11,582)	637,157	8,753	736,327

Net increase in cash and cash equivalents	95,008	5,536	(29)	37	100,552
Cash and cash equivalents—beginning of period	1	1	10,373	5,617	15,992

Cash and cash equivalents—end of period	$95,009	$5,537	$10,344	$5,654	$116,544

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$15,109	$101	$16,602	$8,858	$—	$40,670
Other current assets	578	—	49,258	10,470	—	60,306

Total current assets	15,687	101	65,860	19,328	—	100,976
Property and equipment, net	—	—	749,965	2,618	—	752,583
Investment in and advances to subsidiaries	485,470	424,451	—	63,954	(973,875)	—
Investment in joint venture	—	—	—	101,891	—	101,891
Other assets	8,094	—	12,579	3,057	—	23,730

Total assets	$509,251	$424,552	$828,404	$190,848	$(973,875)	$979,180

Accounts payable and accrued liabilities	$762	$—	$14,501	$15,868	$—	$31,131
Short-term debt	14,152	—	—	—	—	14,152
Current maturities of long-term debt	—	—	17,216	—	—	17,216
Intercompany (receivable) payable	(197,582)	(60,830)	66,010	192,402	—	—

Total current liabilities	(182,668)	(60,830)	97,727	208,270	—	62,499
Long-term debt	—	—	250,373	—	—	250,373
Shareholders’ equity (deficit)	691,919	485,382	480,304	(17,422)	(973,875)	666,308

Total liabilities and shareholders’ equity	$509,251	$424,552	$828,404	$190,848	$(973,875)	$979,180

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$23,720	$12,726	$36,446
Operating costs and expenses	2,084	9	12,063	12,626	26,782

Income (loss) from operations	(2,084)	(9)	11,657	100	9,664
Other income (expense)	(16)	—	(1,965)	183	(1,798)

Income (loss) before income taxes	(2,100)	(9)	9,692	283	7,866
Income tax provision (benefit)	—	—	852	211	1,063

Net income (loss)	$(2,100)	$(9)	$8,840	$72	$6,803

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$50,974	$21,961	$72,935
Operating costs and expenses	5,463	14	24,275	23,861	53,613

Income (loss) from operations	(5,463)	(14)	26,699	(1,900)	19,322
Other income (expense)	(163)	—	(3,842)	330	(3,675)

Income (loss) before income taxes	(5,626)	(14)	22,857	(1,570)	15,647
Income tax provision (benefit)	—	—	2,132	402	2,534

Net income (loss)	$(5,626)	$(14)	$20,725	$(1,972)	$13,113

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash used in operating activities	$(3,885)	$(14)	$17,363	$(19,556)	$(6,092)
Net cash used in investing activities	—	—	(103,024)	(201,079)	(304,103)
Net cash provided by financing activities	18,968	(4,886)	102,258	217,968	334,308

Net increase in cash and cash equivalents	15,083	(4,900)	16,597	(2,667)	24,113

Cash and cash equivalents—beginning of period	26	5,001	5	11,525	16,557

Cash and cash equivalents—end of period	$15,109	$101	$16,602	$8,858	$40,670

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2010 and our results of operations for the three months and nine months ended September 30, 2010 and 2009. The discussion should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Our fleet includes four ultra-premium jackup rigs, three ultra-deepwater drillships and two deepwater semisubmersibles. The following table sets forth certain information concerning our owned and managed offshore drilling fleet as of October 29, 2010.

Name	Ownership	Year Built / Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Under construction
Dragonquest (2)	—	2011	12,000	40,000	Under construction
Dalian Developer (3)	—	2012	10,000	35,000	Under construction
Semisubmersibles (4)
SeaDragon I	—	2010	10,000	40,000	Under construction
SeaDragon II	—	2011	10,000	40,000	Under construction

(1)	As of July 30, 2010, we own 100% of Mandarin Drilling Corporation, which owns the Platinum Explorer. The Platinum Explorer is currently completing sea-trials, and after we take delivery in mid-November, it will be mobilized to India to commence operations.
(2)	We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and upon completion of construction, we will operate this drillship for the owner pursuant to a management services agreement.
(3)	We are currently supervising and managing the construction, commissioning and marketing of this multiservice drillship.
(4)	We are currently overseeing the construction of these semisubmersibles. Upon completion of construction, we expect to operate these semisubmersibles for the owner pursuant to management services agreements.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for demand for our services. However, the availability of quality drilling prospects, exploration success, availability of qualified drilling rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. Beginning in 2008, the global financial crisis resulted in a reduction in global economic activity and a corresponding reduction in demand for oil and natural gas. The financial crisis also greatly reduced our customers’ access to capital to invest in both long- and short-term drilling programs. Oil prices, which were less than $40 per barrel in the first quarter of 2009, have risen to over $80 per barrel in 2010 and global economic activity has continued to recover.

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

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development in the Gulf of Mexico, West Africa and India. In response to the global financial crisis limiting operators’ access to financing, we believe that many operators deferred or did not initiate development of many deepwater projects, which will delay the commencement of drilling operations.

We estimate there are approximately 15 deepwater rigs scheduled for delivery, but not yet contracted to customers, through 2012, which are negatively impacting dayrates in the market. Dayrates for deepwater and ultra-deepwater rigs have declined from their record highs in 2008.

In April 2010, a competitor operating in the U.S. Gulf of Mexico had a significant well control incident which resulted in the sinking of the Deepwater Horizon, an ultra-deepwater semisubmersible, and a significant oil spill. The cause of this well control incident is still under investigation. In response to this incident, the Bureau of Ocean Energy Management, Regulation and Enforcement of the U.S. Department of the Interior implemented a moratorium on certain drilling activities in the U.S. Gulf of Mexico, which was recently lifted. At this time, we cannot predict what other actions may be taken by the U.S. federal or state governments, or by any international governments, in response to this incident or what impact any such action may have on our operations or the operations of our customers.

As a result of these conditions, we believe that dayrates for deepwater and ultra-deepwater rigs will remain at their current depressed rate until activity in the U.S. Gulf of Mexico begins to improve. Deepwater and ultra-deepwater rigs will continue to have attractive short-term opportunities in response to operators’ project specific needs for on-going deepwater development projects and will have opportunities to displace older less capable rigs in the midwater market.

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. As of September 30, 2010, we are owed $7.6 million on the Dragonquest for construction services rendered by us including approximately $1.3 million of construction management fees deferred until the delivery date of the Dragonquest. As we have not been paid the remaining outstanding amounts of $6.3 million, we have limited purchases of equipment and other items for the Dragonquest and have curtailed crewing the drillship until the outstanding balance is paid. In August 2010, we issued a demand letter to Valencia regarding payment of the overdue amounts and advancing the necessary funds so that we may place orders for required equipment. Subsequent to September 30, 2010, we received payments of $5.8 million on the $6.3 million outstanding amount. We will continue to pursue all remedies, including legal remedies, to collect the remaining outstanding amounts.

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and DSME agreed to suspend construction activities on the Cobalt Explorer for one year. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. As of September 30, 2010, this suspension period has expired and the parties have not recommenced construction supervision services in connection with the Cobalt Explorer. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension has not been paid as of September 30, 2010 and remains currently due and payable. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

We have agreements to manage the construction and operations of two semisubmersibles, the SeaDragon I and the SeaDragon II. These agreements are for an indefinite term, and continue until terminated by either party in accordance with the terms of the agreements. The semisubmersibles are capable of drilling in water depths up to 10,000 ft. with a maximum drilling depth of 40,000 ft. Pursuant to the agreements, during the construction phase we will receive an annual management and overhead fee and reimbursement of defined direct costs. During the operating phase, we will be paid management fees consisting of a fixed operating fee and participation in revenues and cash flows. The SeaDragon I will be delivered later than the scheduled drilling contract commencement date which may have given the customer the right to terminate its arrangement with the owner of the SeaDragon I. The owner and customer are currently discussing resolutions to the contractual issues.

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital to purchase the remaining 55% interest in Mandarin for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million. The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments that were paid by us directly to DSME for the construction of the Platinum Explorer. The SSPA contained customary representations and warranties for both us and F3 Capital.

The total shipyard construction price for the Platinum Explorer is approximately $630.0 million, payable in four installments of approximately $31.2 million each, which have been made, and the balance of approximately $504.0 million upon delivery. We have escrowed $510.8 million for the final payment due upon delivery of the Platinum Explorer. As of September 30, 2010, we estimate there is $102.0 million (including approximately $80.4 million incurred or committed as of September 30, 2010) of additional development expenditures for operator furnished equipment, capital spares and equipment, commissioning expenses and crew and other costs necessary to equip and commission the Platinum Explorer for service.

In July 2010, we signed a definitive agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship, the Dalian Developer. The owner of this drillship awarded us a management agreement to supervise and manage the construction, commissioning and marketing of the Dalian Developer, pursuant to which, we are receiving management fees and reimbursable costs during the construction phase of the drillship.

Results of Operations

The following table summarizes our average daily rates and other selected information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating rigs, end of period	4	2	4	2
Available days (1)	368	132	1,007	250
Utilization (2)	97.0%	98.6%	98.4%	98.9%
Average daily revenues (3)	$125,660	$166,917	$133,794	$190,051

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days of all rigs. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees and charges to the customer for ancillary services.

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

Revenue: Revenue for the three months ended September 30, 2010 increased $30.5 million over the comparable period of 2009. Contract drilling revenue totaled $44.9 million for the three months ended September 30, 2010 as compared to $21.6 million in the comparable quarter of 2009. The increase in contract drilling revenue was primarily due to the operation of four jackups in 2010 as compared to two jackups in 2009. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended September 30, 2010, reimbursable revenue was $17.5 million as compared to $9.1 million for the comparable quarter of 2009. The increase in reimbursable revenue was primarily due to an $8.0 million increase from increased oversight activities on the construction projects, and $446,000 related to the commencement of operations on the additional two jackups.

Revenue for the nine months ended September 30, 2010 increased $120.6 million over the comparable period of 2009. Contract drilling revenue totaled $132.6 million for the nine months ended September 30, 2010, as compared to $46.9 million in the comparable period of 2009. This increase was primarily due to revenues earned by the Aquamarine Driller, and the Topaz Driller which commenced drilling operations during the first quarter of 2010. For the nine months ended September 30, 2010, reimbursable revenue was $47.5 million as compared to $10.9 million for the comparable period of 2009. The $36.6 million increase in reimbursable revenue was primarily due to increased deepwater construction oversight activities, which contributed approximately $31.0 million to the increase, and to the increased number of rigs operating in 2010 as compared to 2009, which contributed the remaining $5.6 million increase. The increase in reimbursable revenue earned by the deepwater construction oversight projects is attributable to increased project support requirements, which are in turn rebilled back to our customers.

Operating expenses: Operating expenses for the three months ended September 30, 2010 increased $21.6 million over the comparable period of 2009. Operating expenses totaled $41.6 million for the three months ended September 30, 2010 as compared to $20.0 in the comparable quarter of 2009. This increase is primarily due to approximately $8.7 million of operating expenses for the Aquamarine Driller and the Topaz Driller which operated in the third quarter of 2010, but not in the comparable period of 2009, the Sapphire Driller which had increased expenses of $2.9 million due to operating the full third quarter of 2010 as compared to 40 days in the third quarter of 2009 and to increased deepwater construction oversight project expenses which contributed $8.9 million of the increase.

Operating expenses for the nine months ended September 30, 2010 increased $77.4 million over the comparable period of 2009. This increase was primarily due to increased contract drilling expenses of approximately $41.4 million resulting from the increased number of jackup rigs operating in 2010 as compared to 2009, increased deepwater construction oversight activity which contributed an additional $31.9 million of the increase and a $4.1 million increase in regional support services.

General and administrative expenses: General and administrative expenses were $6.3 million and $15.7 million for the three and nine month periods ended September 30, 2010 as compared to $3.7 million and $11.1 million, respectively, for the comparable periods in 2009. The increases primarily reflect the increase in staffing levels necessary to support our operations and market our rigs on a worldwide basis associated with the increase from one rig operating for most of the first nine months of 2009 to four rigs operating in 2010.

Depreciation expense: Depreciation expense was $8.8 million and $24.6 million for the three and nine month periods ended September 30, 2010 as compared to $3.2 million and $6.9 million, respectively, for the comparable periods in 2009. The increase is due to the addition of the Aquamarine Driller and the Topaz Driller to our operating fleet in 2010.

Interest expense: Interest expense for the three and nine month periods ended September 30, 2010 increased $12.3 million and $31.6 million, respectively, over the same periods of 2009. The primary reason for the increases is the higher average levels of debt outstanding in 2010 as compared to 2009, and higher average interest rates on the debt in 2010.

Loss on extinguishment of debt: A portion of the proceeds from the issuance of the 11 1/2% Senior Secured Notes were used to retire the outstanding debt under the Credit Agreement and the 13 1/2% Senior Secured Notes. In connection with the early extinguishment of these debt amounts, we paid approximately $10.8 million in prepayment fees and $0.9 million to terminate the interest rate swap. Additionally, we wrote off approximately $12.3 million of deferred financing costs associated with our credit facility and the 13 1/2% Senior Secured Notes.

Loss on acquisition of subsidiary: In the three months ended September 30, 2010, in connection with the acquisition of the 55% interest of Mandarin, we recorded a bargain purchase gain of $12.3 million and a $16.1 million loss on the remeasurement of our previously held 45% in Mandarin under purchase accounting.

Income tax expense: Income tax expense for the three and nine month periods ended September 30, 2010 increased $1.7 million and $10.9 million, respectively, over the comparable periods of 2009. The increases are due to the increased number of jackups operating in multiple foreign jurisdictions in 2010 as compared to 2009. In some jurisdictions, we are subject to deemed profit tax schemes which are based on specified percentages of revenue rather than profits (losses) before tax. Our tax provision for the nine months ended September 30, 2010 includes several adjustments, totaling approximately $5.0 million, related to certain tax positions.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of approximately $654.3 million.

In January 2010, we sold 30,000,000 ordinary shares in a public offering at $1.49 per share. The net proceeds, after underwriter’s discount and commissions and offering expenses, of approximately $41.8 million, were used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan. In connection with the public offering, the underwriter exercised its over-allotment option and purchased 4,150,000 additional ordinary shares in February 2010. The net proceeds, after underwriter’s discount and commissions, of $5.8 million were used for working capital and general corporate purposes.

In July 2010, in connection with the 11 1/2% Senior Secured Notes offering, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds. The net proceeds from the equity offering are available for general corporate purposes.

Short-term Debt: In January 2010, we issued 14,577,435 ordinary shares to F3 Capital in settlement of a total of $14,000,000 of short-term debt and related accrued interest. Shareholders had previously approved the settlement in December 2009. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of September 30, 2010, we had short-term debt of approximately $1.0 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.97%.

Long-term Debt: As of September 30, 2010, our long-term debt was composed of the following:

	September 30, 2010	December 31, 2009

	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $35,136	$964,864	$—
Aquamarine Term Loan	105,604	101,638
Credit Agreement:
Emerald Driller term loan	—	73,461
Emerald Driller revolving loan	—	10,000
Sapphire Driller term loan	—	78,000
13 1/2% Senior Secured Notes, net of discount of $4,021	—	130,979
F3 Capital note, net of discount of $31,429	28,571	—

	1,099,039	394,078
Less current maturities of long-term debt	—	(16,000)

Long-term debt	$1,099,039	$378,078

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at September 30, 2010. As of September 30, 2010, we had $26.9 million in escrow to fund future interest payments, as well as operational and maintenance costs related to the Aquamarine Driller. The subsidiary that owns the Aquamarine Driller was restricted from making any cash distributions until September 20, 2010.

11 1/2% Senior Secured Notes

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes due 2015 under an indenture. The notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The notes will mature on August 1, 2015. The notes bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes will be payable semi-annually in arrears, commencing on February 1, 2011.

The proceeds after deducting the original issue discount, underwriters’ discount, fees and expenses were approximately $931.9 million of which $79.7 million was used to complete the Mandarin acquisition (of which $64.2 million was paid directly to the shipyard for payments on the Platinum Explorer), $510.8 million was placed in escrow to fund the remaining construction payments for the Platinum Explorer, $145.2 million was used to retire our credit facility (including $672,000 of prepayment penalties) and $144.2 million was used to retire the 13 1/2% Senior Secured Notes (including prepayment penalties and accrued interest) with the balance available for general corporate purposes.

In connection with the 11 1/2% Senior Secured Notes offering, we retired the 13 1/2% Senior Secured Notes and reorganized certain of our subsidiaries such that the Emerald Driller, Sapphire Driller, Topaz Driller and Platinum Explorer would each be owned by subsidiaries of OGIL. The 11 1/2% Senior Secured Notes will be secured on a first lien basis on each of these assets and any other current or future assets of OGIL.

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

The indenture governing the notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of OGIL; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of the issue date, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

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

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Property and Equipment: Consists of the values of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the financings of our jackups and the amortization of debt financing costs have been capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs will be capitalized as part of the cost of the Platinum Explorer while the drillship is under construction. Total interest and amortization costs capitalized for the three and nine months ended September 30, 2010 were $17.1 million and $22.1 million, respectively. For the three and nine months ended September 30, 2009, we capitalized interest and amortization costs of $7.3 million and $15.1 million, respectively.

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

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million of share-based compensation expense for the three months ended September 30, 2010 as compared to $1.2 million of share-based compensation expense, in the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, we recognized share-based compensation expense of $4.6 million and $3.4 million, respectively.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig completed construction in June 2009 and began operating under its first contract in August 2009. Our third jackup rig was delivered in September 2009, and commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and commenced operating in March 2010. Although the risks associated with foreign exchange rates, commodity prices, and equity prices have not been significant in 2010, they could become more significant as our rigs are more fully utilized and our construction projects are completed and additional rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At September 30, 2010, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At September 30, 2010, we did not have any open foreign exchange derivative contracts.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

	By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 5, 2010