Form 10-K
period 2010-12-31
Vantage Drilling CO
filed 2011-03-16
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34094

Vantage Drilling Company

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 800, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	NYSE Amex
Ordinary Shares, par value $.001 per share	NYSE Amex
Warrants	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates as of June 30, 2010, based on the closing price of $1.35 per share on the NYSE Amex on such date, was approximately $173.4 million.

The number of the registrant’s ordinary shares outstanding as of February 25, 2011 is 289,721,142 shares.

Documents incorporated by reference

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in June 2011 are incorporated by reference into Part III of this Annual Report.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are included throughout this Annual Report, including under “Item 1A. Risk Factors” and “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Annual Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our limited operating history;

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	general economic conditions and conditions in the oil and gas industry;

•	our failure to obtain delivery of drilling units;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling, including any government imposed moratorium on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	potential conflicts of interest with F3 Capital;

•	one of our directors holding a significant percentage of our ordinary shares; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

Many of these factors are beyond our ability to control or predict. Any, or a combination, of these factors could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements.

All forward-looking statements included in this Annual Report are made only as of the date of the particular statement, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we become aware after the date hereof. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1.	Business.

Our Company

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of five wholly-owned drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Our fleet of owned and managed drilling units is currently comprised of four jackup rigs and three drillships.

Drilling Fleet

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support, at which point the hull is raised out of the water into position to conduct drilling and workover operations. All of our jackup rigs were built at PPL Shipyard in Singapore. The design of our jackup rigs is the Baker Marine Pacific Class 375. These units are ultra-premium jackup rigs with independent legs capable of drilling in up to 375 feet of water, a cantilever drilling floor, and a total drilling depth capacity of approximately 30,000 feet.

Drillships

Drillships are self-propelled, dynamically positioned and suited for drilling in remote locations because of their mobility and large load carrying capacity. The Platinum Explorer and the Dragonquest are designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet. The drillships’ hull design has a variable deck load of approximately 20,000 tons and measures 781 feet long by 137 feet wide. The Platinum Explorer began operating in December 2010. The Dragonquest and the Dalian Developer are currently under construction and we expect they will be delivered at the contracted delivery dates in July 2011 and December 2012.

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)		Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375		30,000	Operating
Sapphire Driller	100%	2009	375		30,000	Operating
Aquamarine Driller	100%	2009	375		30,000	Operating
Topaz Driller	100%	2009	375		30,000	Operating

Drillships
Platinum Explorer	100%	2010	12,000	(1)	40,000	Operating (2)
Dragonquest (3)	—	2011	12,000		40,000	Under construction

Construction Oversight Agreement
Dalian Developer (4)	—	2012	10,000		30,000	Under construction

(1)	The Platinum Explorer is designed to drill in up to 12,000 feet of water, but is equipped to drill in 10,000 feet of water.
(2)	The Platinum Explorer began operating in December 2010.

(3)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have a contract to operate this vessel upon completion of construction. In connection with the operation of this vessel, we have entered into an 8-year contract with Petrobras.
(4)	We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement. While we may assist the owner in marketing this unit, we do not have a marketing or operating commitment.

Strengths

• Premium fleet. Our fleet is currently comprised of seven ultra-premium high specification drilling units, including jackup rigs and drillships, of which we own four jackup rigs and one drillship. In particular, we believe the Emerald Driller, Sapphire Driller, Aquamarine Driller and Topaz Driller are ultra-premium jackup rigs due to their ability to drill in deeper depths, as well as their enhanced operational efficiency and technical capabilities when compared to a majority of the current global jackup rig fleet, which is primarily comprised of older, smaller, less capable rigs using less modern technology. In addition, the Platinum Explorer is an ultra-deepwater drillship that is equipped to drill in water depths of up to 10,000 feet, which we believe to be the upper-limit water depth currently targeted by leading offshore exploration and production companies for new deepwater development projects.

• Strong asset coverage. Our owned fleet includes four jackups, at a cost of approximately $227.0 million each, or $908.0 million total, and, one drillship, at a cost of approximately $850.0 million, for a total of approximately $1.8 billion. These costs reflect all costs associated with the purchase, construction, delivery and commissioning of the vessels, as well as significant supplies of spare major components with respect to the drillship. As of December 31, 2010, we had approximately $1.1 billion of debt outstanding, which represents a ratio of 1.6x total cost to debt outstanding.

• Proven track record. Our management team has a proven track record of successfully managing, constructing, marketing and operating offshore drilling units, having previously managed significant drilling fleets for some of our competitors. Our in-house team of engineers and construction personnel has overseen complex rig construction projects. As a result, the Emerald Driller, Sapphire Driller, Aquamarine Driller, Topaz Driller and Platinum Explorer have been delivered within budget and either on time or ahead of schedule. Collectively, our jackup fleet has experienced approximately 98% of productive time since we commenced operations in the first quarter of 2009. We believe this level of operational efficiency is above average for the industry.

• Experienced management and operational team. We benefit from our management team, which has extensive experience and an average of 28 years in the drilling industry, including international and domestic public company experience involving numerous acquisitions and debt and equity financings.

Strategy

Our strategy is to:

• Capitalize on customer demand for modern, high specification units. We own and manage high specification state-of-the-art drilling units, which are well suited to meet the requirements of customers for efficiently drilling through deep and complex geological formations, and drilling horizontally. Additionally, high specification drilling units generally provide faster drilling and moving times. During 2009 and 2010, a majority of the bid invitations for jackups that we received required high specification units. Aside from their drilling capabilities, we believe that customers generally prefer new drilling units because of improved safety features and less frequent downtime for maintenance. New, modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high quality operating personnel.

• Focus on international markets. We have been able to successfully deploy and operate our drilling units in some of the most active international oil and natural gas producing regions. We believe that exposure to certain international markets with major, national and independent oil and natural gas companies will increase the predictability of our cash flows because those markets have exhibited less cyclicality than the U.S. Gulf of

Mexico market, in which we do not currently operate. We also believe that our internationally diverse platform reduces our exposure to a single market. Through the continued growth of our presence in Asia and West Africa, we intend to capitalize on our existing infrastructure to better serve our customers.

• Increase our deepwater exposure. In recent years, there has been increased emphasis on exploration in deeper waters due, in part, to technological developments that have made such exploration more feasible and cost-effective. We believe that the water-depth capability of our ultra-deepwater drilling units is attractive to our customers and allows us to compete effectively in obtaining long-term deepwater drilling contracts. We will seek to manage or acquire additional deepwater drilling units to service this market.

• Expand key industry relationships. We are focused on expanding relationships with major, national and independent oil and natural gas companies, focused primarily on international markets, which we believe will allow us to obtain longer-term contracts to build our backlog of business when dayrates and operating margins justify entering into such contracts. We believe that our existing relationships with these companies have contributed to our strong contract backlog. Longer-term contracts increase revenue visibility and mitigate some of the volatility in cash flows caused by cyclical market downturns.

• Identify and pursue acquisition opportunities. We plan to continue to grow through strategic acquisitions of assets and other offshore drilling companies. As part of our acquisition strategy, we anticipate raising additional debt and equity capital which may, at times, initially increase our overall leverage, but within a level that we believe to be appropriate based on our contract backlog and other factors.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. Beginning in 2008, global disruption in the financial markets and depressed oil and gas prices reduced demand for offshore drilling during 2009. These conditions improved in 2010 as the financial markets stabilized and oil prices recovered. However, despite considerable market improvement, oil and gas companies moderately increased spending for offshore drilling services.

We believe that market conditions will generally continue to improve in 2011 and lead to a more robust contracting environment. However, civil unrest in the Middle East, West Africa and North Africa has reduced access to these markets and resulted in force majeure terminations or postponement of drilling contracts by customers operating in these regions. Additionally, the aftermath of the Macondo incident in the U.S. Gulf of Mexico continues to severely limit deepwater drilling in a major market region.

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

Our jackup fleet is focused on the “long-legged” (350+ ft) high specification market. The drillships that we operate and have agreements to operate are focused on the deepwater and ultra-deepwater segments which have been very strong in recent years as demand for deepwater and ultra-deepwater rigs has exceeded supply.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2010, 2009 and 2008, the following customers accounted for more than 10% of our consolidated revenue:

	For the Years Ending December 31,
	2010	2009	2008
SeaDragon Offshore Limited	26%	23%	—
Pearl Oil (Thailand) Ltd.	21%	46%	—
VAALCO Gabon (Etame), Inc.	13%	—	—
PetroVietnam Drilling and Well Services	11%	—	—
Foxtrot International LDC	—	12%	—
Mandarin Drilling Company	—	—	90%

Drilling Unit Agreements

Our drilling contracts are the result of negotiation with our customers, and most contracts are awarded through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control. Currently all of our drilling contracts are on a dayrate basis. A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment. Such payments may not, however, fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. During periods of depressed market conditions, our clients may seek to renegotiate drilling contracts to reduce their obligations or may seek to repudiate their contracts. Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension. If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.

The following table sets forth certain information concerning the contract status of our owned and managed offshore drilling fleet.

Name	Region	Expected Contract Duration	Actual/ Expected Contract Commencement	Average Drilling Revenue Per Day (1)	Customer
Emerald Driller	Southeast Asia	2 years	Q1 2009	$171,000	Pearl Oil
	Southeast Asia	3 months	Q1 2011	$137,000	Pearl Oil
Sapphire Driller	West Africa	4 months (2)	Q1 2011	$126,000	Euroil Limited
Aquamarine Driller	Southeast Asia	2 months	Q1 2011	$124,000	Petronas Carigali
	Southeast Asia	4 months	Q2 2011	$130,000	Salamander Energy
Topaz Driller	Southeast Asia	18 months (3)	Q1 2010	$107,200	Phu Quy (4)
	Southeast Asia	14 months	Q3 2011	$187,000	Total E&P Malaysia
Platinum Explorer	India	5 years	Q4 2010	$590,500	ONGC (5)
Dragonquest (6)	U.S. Gulf of Mexico	8 years	Q4 2011	$551,300 (7)	Petrobras

(1)	Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue includes mobilization and demobilization fees and other contractual revenues associated with the drilling services.
(2)	The contract for the Sapphire Driller with Foxtrot International was suspended due to civil unrest in Côte d’Ivoire in December 2010. It is currently under contract with Euroil Limited for a three well drilling program in West Africa, with an option for a fourth well. The anticipated duration of the contract is for four months with operations commencing as soon as the Sapphire Driller can be mobilized to the new drilling location, which we expect will be in March 2011. Foxtrot International also has an option to reinstate its contract for the Sapphire Driller once political conditions in Côte d’Ivoire improve. The option must be exercised before April 15, 2011.
(3)	In January 2011, Phu Quy exercised its option for an additional well under the contract, which we expect will keep the rig operating through June 2011. Following this contract, the Topaz Driller will mobilize to a shipyard for approximately 30 days in preparation for its contract to commence in Southeast Asia during the third quarter of 2011.
(4)	Phu Quy is a joint venture interest between PetroVietnam Exploration Production Corp. and Total E&P Vietnam.
(5)	For more information on the contract with ONGC, see “Contract Backlog” below.
(6)	We will manage this vessel pursuant to a management services agreement and will only receive management fees pursuant to this agreement. For more information, see “Drillship Construction Supervision and Management Services Agreements.”
(7)	The average drilling revenue per day includes the achievement of the 12.5% bonus opportunity, but excludes mobilization revenues and revenue escalations included in the contract.

Contract Backlog

As of December 31, 2010, our owned fleet had total contract backlog of approximately $1.2 billion, including estimated contract backlog with ONGC for the Platinum Explorer of approximately $1.1 billion. Based upon our current projections of operating expenses, we estimate that the ONGC contract will generate approximately $145.0 million to $150.0 million in annual EBITDA over the five year contract. Additionally, the owner of the Dragonquest has contract backlog for the Dragonquest of approximately $1.6 billion from which we expect to receive approximately $13.0 to $15.0 million per year in management fees over the eight year term of the contract.

Drillship Construction Supervision and Management Services Agreements

We are party to agreements to manage the construction of the Dragonquest and the Dalian Developer. Our counterparty for the Dragonquest agreement is an affiliate of F3 Capital, our largest shareholder and an affiliate.

During the construction of each of these drillships, these agreements entitle us to receive a fixed fee. We are also a party to a management services agreement to manage the operation of the Dragonquest upon completion of construction. This agreement entitles us to receive a fixed fee per day plus a performance fee based on the operational performance of the drillship which we expect to generate, in the aggregate, between approximately $13.0 and $15.0 million annually. The construction supervision agreements may be terminated by either party upon the provision of notice. The management services agreement may be terminated by our counterparty if, among other things, any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the drillship is damaged to the point of being inoperable; or (iv) the drillship is sold and no outstanding payments are owed to us. In the event of a sale of the unit and termination of the agreement, we are entitled to receive the balance of fees which would have otherwise been received over the remaining contract term.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

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

Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. Competition for rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.

Operating Hazards

Our operations are subject to many hazards inherent in the offshore drilling business, including, but not limited to: blowouts, craterings, fires, explosions, equipment failures, loss of well control, loss of hole, damaged or lost equipment and damage or loss from inclement weather or natural disasters.

These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or damage to the environment, including damage to producing formations and surrounding areas. Generally, we seek to obtain contractual indemnification from our customers for some of these risks. To the extent not transferred to customers by contract, we seek protection against some of these risks through insurance, including property casualty insurance on our rigs and drilling equipment, protection and indemnity, commercial general liability, which has coverage extension for underground resources and equipment coverage, commercial contract indemnity and commercial umbrella insurance.

There are risks that are outside of our control. Nonetheless, we believe that we are adequately insured for liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment. For more, see “Risk Factors—Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses.”

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, employer’s liability, war risk, general liability, vessel pollution and other coverages. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset. The maximum coverage for these assets is $1.55 billion. The policies are subject to exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and the Platinum Explorer are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $250 million or $500 million depending on the rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

Environmental Regulation

Our operations are conducted primarily in foreign jurisdictions and are subject to, and affected in varying degrees by, governmental laws and regulations in countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. For a discussion of the effects of environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.” As our operations increase, we anticipate that we will make expenditures to comply with environmental requirements. To date, we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

We currently do not have operations in the United States. However, currently we are contracted to operate the Dragonquest upon completion of construction, and are scheduled to commence operations in the U. S. Gulf of Mexico for Petrobras. We expect that heightened environmental concerns in the U.S. Gulf of Mexico will lead to greater and more stringent environmental regulation, higher drilling costs, and a more difficult and lengthy well permitting process, which, in general, may adversely affect drilling activity in the U.S. Gulf of Mexico. In the United States, requirements applicable to our operations will include regulations that require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants, including petroleum, into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before discharge from specified exploration activities occur. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. Violations of monitoring, reporting, permitting and other requirements can result in the imposition of civil and criminal penalties.

The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owners or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. The OPA establishes a liability limit for offshore facilities of all removal costs plus $75.0 million, and a lesser limit for some vessels depending on their size. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to civil or criminal enforcement action. Congress has been urged to consider changes to OPA that would increase or eliminate the limits on liability. OPA requires owners and operators of certain vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility. Vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guarantee.

Law governing air emissions and solid and hazardous waste may also apply to our operations. The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establish air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

In recent years, a variety of initiatives intended to enhance vessel security were adopted to address terrorism risks, including the U.S. Coast Guard regulations implementing the Maritime Transportation and Security Act of 2002. These regulations required, among other things, the development of vessel security plans and on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications.

The United States is one of approximately 165 member countries to the International Maritime Organization (“IMO”), a specialized agency of the United Nations that is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. Among the various international conventions negotiated by the IMO is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International

Tonnage Certificate for the vessel. The United States has not yet ratified Annex VI. Any drilling units we operate internationally are, however, subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects are generally exempt from the more costly compliance requirements of Annex VI. Accordingly, we do not anticipate incurring significant costs to comply with Annex VI in the near term.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position. We believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject.

Employees

At January 31, 2011, we had a managed headcount of approximately 766, of which 380 were our direct employees. As we continue to enter into construction supervision and management services agreements, as well as acquire our own vessels, we will continue to hire more employees to meet our needs.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at http://www.vantagedrilling.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K or other reports that we have filed with the SEC. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Attention: General Counsel, Vantage Drilling Company, 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700.

Item 1A.	Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks facing us. Additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial position, operating results and/or cash flows.

Our business is difficult to evaluate due to our limited operating history and our prospects will be dependent on our ability to meet a number of challenges.

We have a limited operating history. Our business is difficult to evaluate due to a lack of operational history, and our prospects will be dependent on our ability to meet a number of challenges. Because we have a limited operating history, you may not be able to evaluate our future prospects accurately. Our prospects will be primarily dependent on our ability to maintain customer drilling contracts for our drilling units and other factors. If we are not able to successfully meet these challenges, our prospects, business, financial condition and results of operations would be materially adversely affected.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations.

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2010, four customers accounted for approximately 26%, 21%, 13% and 11%, respectively, of our revenue. Our financial condition and results of operations could be materially adversely affected if any one of these customers interrupt or curtail their activities, fail to pay for the services that have been performed, terminate their contracts, fail to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

We are exposed to the credit risks of our key customers, including certain affiliated companies, and certain other third parties, and nonpayment by these customers and other parties could adversely affect our financial position, results of operations and cash flows.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers, including certain companies owned by or associated with our affiliates. As of January 31, 2011, affiliates of F3 Capital had prepaid us approximately $8.3 million on the Dragonquest for construction services rendered by us, however F3 Capital has not pre-funded approximately $19.4 million as required under the construction supervision agreement. As a result, we have limited expenditures for this unit. In addition, under the construction supervision contract for the Cobalt Explorer, a drillship for which construction was suspended in June 2009, F3 Capital owes us approximately $3.0 million for services rendered in 2009 before the suspension of this contract. Any material nonpayment or nonperformance by these entities, other key customers and certain other third parties could adversely affect our financial position, results of operations and cash flows. If any key customers or other parties default on their obligations to us, our financial results and condition could be adversely affected. Furthermore, some of these customers and other parties may be highly leveraged and subject to their own operating and regulatory risks.

A material or extended decline in expenditures by oil and natural gas exploration and production companies due to a decline or volatility in oil and natural gas prices, a decrease in demand for oil and natural gas, or other factors, would adversely affect our business.

Our business, including the utilization rates and dayrates we achieve for our owned and managed drilling units, depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions, including the continuation of the current recession;

•	the demand for oil and natural gas;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	expectations regarding future prices;

•	advances in exploration, development and production technology;

•	the ability of OPEC to set and maintain production levels and pricing;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of decline of existing and new oil and natural gas reserves;

•	the level of production in non-OPEC countries;

•	domestic and international tax policies;

•	the development and exploitation of alternative fuels;

•	weather;

•	blowouts and other catastrophic events;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves; and

•

the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and natural gas producing regions or further acts of terrorism.

Oil and natural gas prices were at historically high levels until experiencing a sharp decline during the second half of 2008 and the first quarter of 2009. Although oil prices have recovered significantly, the 2008 decline in commodity prices caused companies exploring for and producing oil and natural gas to cancel or curtail drilling programs, or reduce their levels of capital expenditures for exploration and production. Additionally, Gulf of Mexico drilling activity has been curtailed due to regulatory restrictions following the Macondo blowout in early 2010. A prolonged decline in demand for drilling services may materially erode dayrates and utilization rates for drilling units, which would adversely affect our business, financial condition and results of operations and could have a significant negative impact on the market price of our securities.

Our jackup drilling contracts are generally short-term, and we could experience reduced profitability if customers reduce activity levels, terminate or seek to renegotiate drilling contracts with us, or if market conditions dictate that we enter into contracts that provide for payment based on a footage or turnkey basis, rather than on a dayrate basis.

Many jackup drilling contracts are short-term, and oil and natural gas companies tend to reduce activity levels quickly in response to downward changes in oil and natural gas prices. Due to the short-term nature of most of our jackup drilling contracts, a decline in market conditions can quickly affect our business if customers reduce their levels of operations. During depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.

Some of our current jackup drilling contracts, and some drilling contracts that we may enter into in the future, may include terms allowing customers to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of these contracts are terminated due to downtime, operational problems or failure to deliver. Some of the contracts with customers that we enter into in the future may be cancellable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a drilling unit being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. Under most of our contracts, it is an event of default if we file a petition for bankruptcy or reorganization, which would allow the customer to terminate such contract.

Currently, our drilling contracts are dayrate contracts, where we charge a fixed rate per day regardless of the number of days needed to drill the well. While we plan to continue to perform services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, where we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are riskier for us than a dayrate contract as we would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject us to greater risks associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant cost increases or may result in a decision to abandon a well project which would result in us not being able to invoice revenues for providing services. Any such termination or renegotiation of contracts and unfavorable costs increases or loss of revenue could have a material adverse impact on our financial condition and results of operations.

The worldwide financial crisis of 2008-2009 has led to a worldwide economic recession that could worsen and that could have a material adverse effect on our revenue and profitability.

A slowdown in economic activity caused by the recession initially reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined dramatically to approximately $87 per barrel at year-end 2010. During 2010, the benchmark for crude prices fluctuated between the mid $60’s per barrel and high $80’s per barrel. However, recently oil prices have risen to exceed $100 per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

Failure to obtain delivery of the Dragonquest may have a material and adverse effect on our business.

We have secured a drilling contract for the Dragonquest which we are supervising the construction of for an affiliate of F3 Capital. We are not a party to the construction contract for this drilling unit and do not have control over any agreements between the owner and the shipyard. If this unit is not completed, completed in a timely manner, delivered to us upon completion of construction or acceptable to our customer, or if we are unable to deliver this unit or an acceptable replacement, our drilling contract may be cancelled and/or we may be required to pay damages to our customer, and our business, financial condition, results of operations and future prospects could be materially adversely affected.

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

If we experience delays and costs overruns in the construction of drilling units due to certain of the factors listed above, it could also adversely affect our business, financial condition and results of operations. Although we currently do not have any drilling units under construction, we are managing the construction of the Dragonquest, which we will operate upon completion of construction and is scheduled for delivery to Petrobras in the third quarter of 2011. Delays in the delivery of this unit would result in the delay in contract commencement, resulting in a loss of revenue to us, and may also cause the customer to terminate or shorten the term of the drilling contract for the unit pursuant to applicable late delivery clauses. In the event this unit is not completed on a timely basis, we may not be able to secure a replacement unit that is acceptable to the customer.

Our business is affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry.

Recent economic data indicates the rate of economic growth worldwide has declined significantly from the growth rates experienced in recent years. Current economic conditions have resulted in uncertainty regarding energy and commodity prices. In addition, future economic conditions may cause many oil and natural gas production companies to further reduce or delay expenditures in order to reduce costs, which in turn may cause a further reduction in the demand for drilling services. If conditions worsen, our business and financial condition may be adversely impacted.

Our industry is highly competitive, cyclical and subject to intense price competition. Due to our limited operating history, we may be at a competitive disadvantage.

The offshore contract drilling industry is highly competitive, and contracts have traditionally been awarded on a competitive bid basis. The technical capabilities, availability and pricing of a drilling unit are often the primary factors in determining which qualified contractor is awarded a job. Other key factors include a contractor’s reputation for service, safety record, environmental record, technical and engineering support and long-term relationships with major, national and independent oil and natural gas companies. Our competitors in the offshore contract drilling industry generally have larger, more diverse fleets, longer operating histories with established safety and environmental records over a measurable period of time and long-term relationships with customers. This provides our competitors with competitive advantages that may adversely affect our efforts to contract our drilling units on favorable terms, if at all, and correspondingly negatively impact our financial position and results of operations. Additionally, we are at a competitive disadvantage to those competitors that are better capitalized because they are in a better position to withstand the effects of a downturn in our industry.

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. It is currently estimated that 40 newly constructed jackup rigs will be entered into service between now and December 2012 and 44 deepwater rigs are scheduled for delivery through 2012. This could result in an excess supply of rigs in the markets in which we operate. Periods of low demand and excess supply intensify competition in the industry and often result in some drilling units becoming idle for long periods of time. Our limited operating history may put us at a competitive disadvantage and, as a result, our drilling units may become idle. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

There may be limits to our ability to mobilize drilling units between geographic markets and the time and costs of such drilling unit mobilizations may be material to our business.

The offshore contract drilling market is generally a global market as drilling units may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations in costs and risks as the ability to mobilize drilling units can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a drilling unit, availability of tow boats, weather, political instability, civil unrest, military actions, and the technical capability of the drilling units to operate in various environments. Any increase in the supply of drilling units in the geographic areas in which we operate, whether through new construction, refurbishment or conversion of drilling units from other uses, remobilization or changes in the law or its application, could increase competition and result in lower dayrates and/or utilization, which would adversely affect our financial position, results of operations and cash flows. Additionally, while a drilling unit is being mobilized from one geographic market to another, we may not be paid by the customer for the time that the drilling unit is out of service. Also, we may mobilize the drilling unit to another geographic market without a customer contract which will result in costs not reimbursable by future customers.

Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses.

Our operations will be subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, fires and pollution. The occurrence of these events (such as events similar to the 2010 incident in the U.S. Gulf of Mexico involving the Macondo well) could result in the suspension of drilling or production operations, claims by the operator and others affected by such events, severe damage to, or destruction of, the property and equipment involved, injury or death to drilling unit personnel, environmental damage and increased insurance costs. We may also be subject to personal injury and other claims of drilling unit personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

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

Damage to the environment could result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by host governments, oil and natural gas companies and other businesses operating offshore and in coastal areas, as well as claims by individuals living in or around coastal areas.

As is customary in our industry, the risks of our operations are partially covered by our insurance and partially by contractual indemnities from our customers. However, insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks. Moreover, pollution and environmental risks generally are not fully insurable. If a significant accident or other event resulting in damage to our drilling units, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

Our offshore drilling operations could be adversely impacted by the Macondo well incident and the resulting changes in regulation of offshore oil and gas exploration and development activity.

In May 2010, the U.S. Department of the Interior implemented a six-month moratorium/suspension on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico. The U.S. Department of the Interior subsequently issued NTL’s implementing additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. On July 12, 2010, the U.S. Department of the Interior issued a revised moratorium/suspension on drilling in the U.S. Gulf of Mexico, which was lifted on October 12, 2010 after the adoption on September 30, 2010 of new regulations relating to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other safety regulations.

As a condition to lifting of the moratorium/suspension, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEM”) was directed to require that each operator demonstrate that it has in place written and enforceable commitments that ensure that containment resources are available promptly in the event of a blowout and that the Chief Executive Officer of each operator certify to the BOEM that the operator has complied with applicable regulations. Before deepwater drilling in the U.S. is fully resumed, the BOEM intends to conduct inspections of each deepwater drilling operation for compliance with regulations, including but not limited to the testing of blowout preventers. It is unclear when these requirements will be satisfied, due in part to the limited staffing of the BOEM, although the agency recently approved the first deepwater drilling permit since lifting the drilling moratorium.

Currently we do not have operations in the U.S. Gulf of Mexico. However, the Dragonquest, which we will operate upon completion of construction, is currently scheduled to commence drilling operations in the U.S. Gulf of Mexico in the fourth quarter of 2011 for Petrobras.

At this time, we cannot predict the full impact of the Macondo well incident and resulting changes in the regulation of offshore oil and gas exploration and development activity on our operations or contracts or what actions may be taken by our customers, other industry participants or the U.S. or other governments in response to the incident. Further legislative or regulatory enactments may impose new requirements for well control and blowout prevention equipment that could increase our costs and cause delays in our operations due to unavailability of associated equipment.

Customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our customers generally assume liability for and indemnify us against well control and subsurface risks under our dayrate contracts, and we do not separately purchase insurance for such indemnified risks. These risks are those associated with the loss of control of a well, such as blowout or cratering (for example, the recent incident in the U.S. Gulf of Mexico involving the Macondo well), the cost to regain control or redrill the well and associated pollution. In the future, we may not be able to obtain agreements from customers to indemnify us for such damages and risks or the indemnities that we do obtain may be limited in scope and duration. Additionally, even if our customers agree to indemnify us, there can be no assurance that they will necessarily be financially able to indemnify us against all of these risks.

Our insurance coverage may not be adequate if a catastrophic event occurs.

As a result of the number and significance of catastrophic events in the offshore drilling industry in recent years, such as hurricanes and spills in the Gulf of Mexico, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages, such as Gulf of Mexico windstorm coverage, unavailable.

While we believe we have reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, would be adequate should a catastrophic event occur related to our property, plant or equipment, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, or when we seek coverage in the future, we cannot guarantee that adequate coverage will be available, offered at reasonable prices, or offered by insurers with sufficient financial soundness. The occurrence of an incident or incidents affecting any one or more of our drilling units could have a material adverse effect on our financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages.

Our international operations are subject to additional political, economic, and other uncertainties not generally associated with domestic operations.

A primary component of our business strategy is to operate in international oil and natural gas producing areas. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

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

Our financial condition and results of operations could be susceptible to adverse events beyond our control that may occur in the particular country or region in which we are active. Additionally, we may experience currency exchange losses where, at some future date, revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available in the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

Many governments favor or effectively require that drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when bidding for contracts against local competitors.

Our offshore contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and natural gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Additionally, any operations and activities in the United States and its territorial waters will be subject to numerous environmental laws and regulations, including the Clean Water Act, the OPA, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and MARPOL. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs. In addition, we may be required to make significant capital expenditures to comply with laws and regulations.

Changes in U.S. federal laws and regulations, or in those of other jurisdictions where we operate, including those that may impose significant costs and liability on us for environmental and natural resource damages, may adversely affect our operations.

If the U.S. government amends or prescribes new federal laws or regulations, our potential exposure to liability for operations and activities in the United States and its territorial waters may increase. As a result of the Macondo incident in the U.S. Gulf of Mexico, the U.S. Congress is currently considering bills to repeal federal caps on liability for pollution or contamination under the Oil Pollution Act of 1990. Even if these caps are not repealed, future bills and regulations may increase our liability for pollution or contamination resulting from any operations and activities we may have in the United States and its territorial waters including punitive damages, civil and criminal penalties. Although we are contracted to operate the Dragonquest in the U.S. Gulf of Mexico upon completion of construction, currently we have no operations in the U.S. Gulf of Mexico, however, other jurisdictions where we operate may also modify their laws and regulations in a manner that would increase our liability for pollution and other environmental damage.

New technology and/or products may cause us to become less competitive.

The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to access technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technology or products on a timely basis or at an acceptable cost. Thus, our inability to effectively use and implement new and emerging technology may have a material and adverse effect on our financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2010, on a consolidated basis, we had total senior indebtedness outstanding of approximately $1.1 billion consisting of the 11 1/2% Senior Secured Notes, the Aquamarine Term Loan, the F3 Capital Note, and short-term debt of approximately $8.6 million. Subject to the restrictions in the indenture governing the 11 1/2% Senior Secured Notes, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•

prevent us from raising the funds necessary to repurchase 11 1/2% Senior Secured Notes tendered to us if there is a change of control or in connection with an excess cash flow offer, which would constitute a default under the indenture governing the 11 1/2% Senior Secured Notes;

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on the 11 1/2% Senior Secured Notes and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•

limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

We may still be able to incur substantially more debt. This could exacerbate the risks associated with our substantial leverage.

Even with our existing level of debt, we and our subsidiaries may be able to incur substantial amounts of additional secured and unsecured indebtedness in the future, including debt under future credit facilities, some or all of which may be secured on a first priority basis and therefore would rank contractually senior to the 11 1/2% Senior Secured Notes to the extent of the value of that collateral. As of December 31, 2010, we would have the ability to incur additional indebtedness under the indenture for the 11 1/2% Senior Secured Notes, including up to $25.0 million of additional indebtedness under any credit agreement that may be entered into by us. Although the terms of the 11 1/2% Senior Secured Notes and any future credit facilities will, and the terms of the Aquamarine term loan do, limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. In addition, the indenture governing the 11 1/2% Senior Secured Notes will allow us to issue additional 11 1/2% Senior Secured Notes under certain circumstances, which additional notes will also be guaranteed by the guarantors and will share in the collateral that will secure the 11 1/2% Senior Secured Notes and guarantees. We may also incur other additional indebtedness secured by liens that rank equal to those securing the 11 1/2% Senior Secured Notes in which case, the holders of that debt will be entitled to share equally with the holders of the 11 1/2% Senior Secured Notes in any proceeds distributed in connection with our winding up, insolvency, liquidation, reorganization or dissolution. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our substantial leverage.

The indenture governing the 11 1/2% Senior Secured Notes imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from capitalizing on business opportunities and restrict our ability to operate our business.

The indenture governing the 11 1/2% Senior Secured Notes contains covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	paying dividends, redeeming subordinated indebtedness or making other restricted payments;

•	incurring or guaranteeing additional indebtedness or, with respect to our restricted subsidiaries or any other subsidiary guarantor, issuing preferred stock;

•	creating or incurring liens;

•	incurring dividend or other payment restrictions affecting our restricted subsidiaries;

•	consummating a merger, consolidation or sale of all or substantially all of our or our subsidiaries’ assets;

•	entering into transactions with affiliates;

•	transferring or selling assets;

•	engaging in business other than our current business and reasonably related extensions thereof;

•	issuing capital stock of certain subsidiaries;

•	taking or omitting to take any actions that would adversely affect or impair in any material respect the collateral securing our indebtedness;

•	terminating or amending certain material contracts;

•	amending, modifying or changing our organizational documents; and

•	employing our drilling units in certain jurisdictions.

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the indenture governing the 11 1/2% Senior Secured Notes. In addition, the restrictions contained in the indenture governing the 11 1/2% Senior Secured Notes and any future credit facility may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure investors that we will satisfy those requirements. A breach of any of these provisions could result in a default under our existing and future debt agreements which could allow all amounts outstanding thereunder to be declared immediately due and payable. This would likely in turn trigger cross-acceleration and cross-default rights under the terms of our indebtedness outstanding at such time. If the amounts outstanding under our indebtedness were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

Our future operational performance depends to a significant degree upon the continued service of key members of our management as well as marketing, sales and operations personnel. The loss of one or more of our key personnel could have a material adverse effect on our business. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and operations personnel. We may experience intense competition for personnel, and we cannot assure you that we will be able to retain key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from the requirement that we evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our future effective tax rates could be adversely affected by changes in tax laws, treaties and regulations, both internationally and domestically. Tax laws, treaties and regulations are highly complex and subject to interpretation. We are subject to changing tax laws, treaties and regulations in and between the countries in which we operate. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our structure or the presence of our operations there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our extensive training and compliance program, we cannot assure you that our internal control policies and procedures will always protect us from improper acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. laws and regulations prohibit us from using.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or omissions, or due to the acts or omissions of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners may not be subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be required to repurchase certain of our indebtedness with cash upon a change of control.

Upon the occurrence of specified change of control events in the indenture governing the 11  1/2% Senior Secured Notes, we will be required to offer to repurchase all of such outstanding notes at a price equal to 101% of the aggregate principal amount of such notes repurchased, plus accrued and unpaid interest and additional interest, if any, up to, but not including the date of repurchase. We may not have sufficient funds available to repurchase all of the notes tendered pursuant to any such offer and any other debt that would become payable upon a change of control or in connection with such an asset sale offer. Any of our future debt agreements may also limit our ability to repurchase these notes until all such debt is paid in full. Our failure to purchase these notes would be a default under the indenture governing the 11 1/2% Senior Secured Notes, which would in turn likely trigger a default under our existing and any future debt agreements. In addition, the occurrence of a change of control may also constitute an event of default under our existing and any future debt agreements. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Moreover, any future indebtedness we incur may restrict our ability to repurchase these notes, including following a change of control. We may be unable to repay all of such indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding notes may therefore require us to refinance our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Our related party transactions with F3 Capital and its affiliates may cause conflicts of interests that may adversely affect us.

We have entered into, and may, in the future, enter into various transactions and agreements with F3 Capital and its affiliates. F3 Capital has no fiduciary duty to make decisions in our best interest. F3 Capital is entitled to vote our ordinary shares that it owns in accordance with its interests, which may be contrary to our interests and those of other shareholders. F3 Capital and its other affiliates are not limited in their ability to compete with us and are not obligated to offer us business opportunities or to offer to sell additional assets to us. We believe that the transactions and agreements that we have entered into with F3 Capital are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and F3 Capital or its affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us and F3 Capital and its affiliates. F3 Capital may favor its own interests over our interests and those of other shareholders.

One of our directors, through his ownership of F3 Capital, will continue to hold a significant interest in us.

As of February 25, 2011, on a fully diluted basis, F3 Capital owned approximately 34.6% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, one of our directors, has significant influence over matters such as the election of our directors’ control over our business, policies and affairs and other matters submitted to our shareholders.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated with limited liability under the laws of the Cayman Islands. In addition, most of our directors and executive officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of our assets are located outside the United States. As a result, it may be difficult for holders of our securities to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or executive officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (2009 Revision) (as the same may be supplemented or amended from time to time), and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws thus providing significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgment of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose civil liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without re-examination of the merits at common law, provided such judgment:

•	is final and conclusive;

•	is one in respect of which the federal court of the United States had jurisdiction over the defendant according to Cayman Islands conflict of law rules;

•	is either for a liquidated sum not in respect of penalties or taxes or a fine or similar fiscal or revenue obligations or, in certain circumstances, for in personam non-monetary relief; and

•	was neither obtained in a manner, nor is of a kind enforcement of which is contrary to natural justice of the public policy of the Cayman Islands.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas, regional operational office in Singapore and a marketing office in Dubai. We lease all of these facilities.

The description of our property included under “Item 1. Business” is incorporated by reference herein.

Item 3.	Legal Proceedings.

We may be involved in litigation, claims and disputes incidental to our business, which may involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing disputes to which we are a party will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment could have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 8, 2009, we received a letter from Pritchard Capital Partners, LLC (“Pritchard Capital”) claiming, pursuant to an engagement letter among us, OGIL and Pritchard Capital that it had the right to participate in our 13 1/2% Senior Secured Notes offering and to receive at least thirty percent of the fees the initial purchasers received. We do not believe that Pritchard Capital is entitled to any fees in connection with this offering. If Pritchard Capital makes a claim we intend to defend ourselves vigorously.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

Our units, ordinary shares and warrants have been quoted on the NYSE Amex under the symbols “VTG-U,” “VTG” and VTG-WT,” respectively. The following table sets forth the range of the high and low sale prices for our ordinary shares for the periods indicated.

	Common Stock / Ordinary Shares
	High	Low
Year Ending December 31, 2011:
First quarter (February 25, 2011)	$2.26	$1.83

Year Ending December 31, 2010:
Fourth quarter	$2.25	$1.45
Third quarter	$1.61	$0.99
Second quarter	$1.89	$1.32
First quarter	$1.77	$1.29

Year Ending December 31, 2009:
Fourth quarter	$2.10	$1.56
Third quarter	$1.94	$1.36
Second quarter	2.50	1.01
First quarter	$1.73	$0.70

As of February 25, 2011, there were approximately seven holders of record of our units, approximately 13 holders of record of our ordinary shares and approximately six holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2010.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares and the common stock of Vantage Energy over the approximately forty-three month period from June 8, 2007 to December 31, 2010. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on June 8, 2007 and that all dividends were reinvested on the date of payment.

	First Trade June 8, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Vantage Drilling Company	$100.00	$102.01	$14.77	$21.61	$27.25
S&P 500 Index	$100.00	$97.39	$59.91	$73.96	$83.42
DJ U.S. Oil Equip & Service Index	$100.00	$117.23	$48.31	$78.36	$102.64

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

Equity Compensation Plan Information

The following table sets forth our issuance of awards under the 2007 Long-Term Incentive Plan (“2007 LTIP”) as of December 31, 2010:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,312,750	$8.40	43,491
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,312,750	$8.40	43,491

(1)	Our only equity compensation plan is the 2007 LTIP.
(2)	Does not include an additional 6,143,759 shares of restricted stock that have been granted under the 2007 LTIP.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$278,403	$111,493	$913	$—
Operating costs, excluding impairment and termination costs	176,387	66,228	5,365	—
General and administrative expenses	21,719	15,690	9,334	937
Depreciation and amortization	33,384	11,218	101	10
Impairment and termination costs (1)	—	—	38,286	—

Income (loss) from operations	46,913	18,357	(52,173)	(947)
Loss on debt extinguishment (2)	(24,006)	—	—	—
Loss on acquisition of subsidiary (3)	(3,780)	—	—	—
Interest expense	(49,827)	(8,178)	(56)	—
Other income	2,072	632	4,181	7,699

Income (loss) before income taxes	(28,628)	10,811	(48,048)	6,752
Income tax provision (benefit)	18,951	1,972	(670)	2,299

Net income (loss)	$(47,579)	$8,839	$(47,378)	$4,453

Earnings (loss) per share
Basic	$(0.19)	$0.07	$(0.78)	$0.16
Diluted	$(0.19)	$0.07	$(0.78)	$0.14
Other Financial Data
EBITDA (4)	$54,021	$30,184	$(51,986)	$(937)
Adjusted EBITDA (5)	81,807	30,184	(13,700)	(937)
EBITDA Reconciliation
Net income (loss)	$(47,579)	$8,839	$(47,378)	$4,453
Interest (income) expense	49,265	8,155	(4,039)	(7,699)
Income tax provision (benefit)	18,951	1,972	(670)	2,299
Depreciation	33,384	11,218	101	10

EBITDA (4)	54,021	30,184	(51,986)	(937)
Loss on debt extinguishment (2)	24,006	—	—	—
Loss on acquisition of subsidiary (3)	3,780	—	—	—
Impairment and termination costs (1)	—	—	38,286	—

Adjusted EBITDA (5)	$81,807	$30,184	$(13,700)	$(937)

Balance Sheet Data
Cash and cash equivalents	$149,447	$44,855	$18,257	$274,372
Total current assets	230,869	81,220	23,520	274,459
Property and equipment, net	1,718,132	888,212	630,896	112
Total other assets	54,193	149,747	10,867	1,068
Total assets	2,003,194	1,119,179	665,283	275,639
Total current liabilities	116,065	64,043	35,832	9,230
Long-term debt	1,103,480	378,078	133,000	—
Ordinary shares, subject to possible redemption	—	—	—	79,287
Other long-term liabilities	13,498	—	—	—
Shareholders’ equity	770,151	677,058	496,451	187,122
Total liabilities and shareholders’ equity	$2,003,194	$1,119,179	$665,283	$275,639
Cash Flow Data
Net cash provided by (used in) operating activities	$15,737	$(27,431)	$(9,772)	$5,196
Net cash used in investing activities	(645,536)	(471,035)	(107,121)	(273,988)
Net cash provided by financing activities	734,250	497,901	132,187	270,021

(1)	Includes $10.0 million termination fee related to the Dragonquest purchase option and write-off of the book value of the rig when the purchase option was not exercised.

(2)

Includes $10.8 million in prepayment fees and $12.3 million for the write-off of deferred financing costs associated with the retirement of outstanding debt under the Credit Agreement and the 13 1/2% Senior Secured notes.

(3)	Includes a bargain purchase gain of $12.3 million in connection with the acquisition of the 55% interest in Mandarin, and a $16.1 million loss on the remeasurement of our previously held 45% in Mandarin under purchase accounting.
(4)	Earnings before Interest, Taxes and Depreciation and Amortization (“EBITDA”) represents net income (loss) before (i) interest (income) expense, (ii) provision (benefit) for income taxes and (iii) depreciation and amortization expense. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.
(5)	Adjusted EDITDA represents EBITDA adjusted to exclude loss on debt extinguishment, loss on acquisition of subsidiary and impairment and termination costs. EBITDA and Adjusted EBITDA, which are non-GAAP financial measures as defined under the rules of the SEC, are not substitutes for net income, operating income or any performance measure derived in accordance with GAAP. We believe EBITDA and Adjusted EBITDA are commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2010 and 2009, and our results of operations for the years ended December 31, 2010, 2009 and 2008. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of five wholly-owned drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Our fleet of owned and managed drilling units is currently comprised of four jackup rigs and three drillships.

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)		Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375		30,000	Operating
Sapphire Driller	100%	2009	375		30,000	Operating
Aquamarine Driller	100%	2009	375		30,000	Operating
Topaz Driller	100%	2009	375		30,000	Operating

Drillships
Platinum Explorer	100%	2010	12,000	(1)	40,000	Operating (2)
Dragonquest (3)	—	2011	12,000		40,000	Under construction

Construction Oversight Agreement
Dalian Developer (4)	—	2012	10,000		30,000	Under construction

(1)	The Platinum Explorer is designed to drill in up to 12,000 feet of water, but is equipped to drill in 10,000 feet of water.
(2)	The Platinum Explorer began operating in December 2010.
(3)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have a contract to operate this vessel upon completion of construction. In connection with the operation of this vessel, we have entered into an 8-year contract with Petrobras.
(4)	We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement. While we may assist the owner in marketing this unit, we do not have a marketing or operating commitment.

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

Beginning in 2008, the global financial crisis resulted in a reduction in global economic activity and a corresponding reduction in demand for oil and natural gas. The financial crisis also greatly reduced our customers’ access to capital to invest in both long- and short-term drilling programs. By 2010, financial markets were more stable and global economic activity increased, resulting in an increase in demand for oil and gas and increased expenditures for oilfield services. This resulted in higher levels of utilization and dayrates for drilling rigs, particularly with the higher specification equipment such as what we own and operate.

The current outlook for the demand for our services is generally positive as the international prices for oil and gas remain strong and worldwide economic activity continues to improve. In April 2010, a competitor operating in the U.S. Gulf of Mexico had a significant well control incident which resulted in the sinking of the Deepwater Horizon, an ultra-deepwater semisubmersible, and a significant oil spill. The cause of this well control incident is still under investigation. Following the Macondo well incident, the U.S. government has undertaken a complete regulatory review of offshore drilling operations with the intention of strengthening the regulatory environment. Currently, the industry is experiencing higher spending by oil and gas companies, especially in deepwater in international regions. Drilling activity in the U.S. Gulf of Mexico is likely to remain uncertain until operators have gained more clarity concerning the long-term implications of the Macondo well incident, including an understanding of the impact of new operating regulations and government oversight.

Additionally, political instability and civil unrest in the Middle East, West Africa and North Africa has already resulted in offshore drilling contracts being delayed or terminated under force majeure provisions of such contracts as access to these regions has become limited or restricted. The long-term impact of the political instability cannot be determined at this time which may result in oil and gas companies deferring offshore drilling projects in these regions. These conditions may also result in drilling contractors strategically moving drilling rigs from these areas into different markets creating more competition in markets in which we currently operate.

We believe the market for jackups continues to improve as operators are developing oil and gas reserves in response to improved oil prices. The continued improvement in the demand for modern, high specification jackup rigs will be subject to several factors including the additional deliveries of newbuild premium jackup rigs and the possible re-activation of older, less efficient rigs by our competitors.

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development in West Africa and India. The global financial crisis negatively impacted operators ability to obtain financing, and accordingly, many operators deferred development of many deepwater projects, which delayed the commencement of drilling operations. We believe oil and gas companies are now generally planning to increase drilling operations despite the uncertain regulatory environment.

With the strong long-term view of deepwater and ultra-deepwater prospects, numerous parties have recently placed shipyard orders to build additional semisubmersibles and drillships. We estimate there are approximately 60 deepwater rigs scheduled for delivery, 28 of which are not yet contracted to customers, through 2013. Dayrates for deepwater and ultra-deepwater drilling units have declined from their highs in late 2007. We believe that the newbuild orders are already reflected in the current rates and expect the market to maintain these dayrates levels as the newbuilds are delivered.

Results of Operations

The following table sets forth selected operational information for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Operating rigs, end of period	5	2	—
Available days (1)	1,377	434	—
Utilization (2)	99%	90%	—
Average daily revenues (3)	$131,352	$179,126	$—

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig completed construction in June 2009 and began operating under its first contract in August 2009. Our third jackup rig was delivered in September 2009, and commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and began operating in March 2010. Our drillship, the Platinum Explorer, was delivered in November 2010 and commenced operations in late December 2010.

2010 compared to 2009

The following table is an analysis of our operating results for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009	Change
	(In thousands)
Contract drilling services	$178,514	$69,919	$108,595
Management fees	18,107	18,830	(723)
Reimbursables	81,782	22,744	59,038

	278,403	111,493	166,910
Operating costs, excluding impairment and termination costs	176,387	66,228	(110,159)
General and administrative	21,719	15,690	(6,029)
Depreciation	33,384	11,218	(22,166)
Impairment and termination costs	—	—	—

Operating income	46,913	18,357	28,556
Other income (expense)
Interest income	562	23	539
Interest expense	(49,827)	(8,178)	(41,649)
Loss on debt extinguishment	(24,006)	—	(24,006)
Loss on acquisition of subsidiary	(3,780)	—	(3,780)
Other income	1,510	609	901
Income tax provision (benefit)	18,951	1,972	(16,979)

Net income (loss)	$(47,579)	$8,839	$(56,418)

Revenue: Total revenue for the year ended December 31, 2010 was $278.4 million compared to $111.5 million for 2009, an increase of $166.9 million, or 150%. Contract drilling revenue totaled $178.5 million for 2010 compared with $69.9 million for 2009, an increase of $108.6 million, or 155%. This increase was primarily due to the increase in operating rigs, with available days increasing from 434 in 2009 to 1,377 in 2010 as a result of the commencement of operations by the Aquamarine Driller in January 2010, the Topaz Driller in March 2010, and the Platinum Explorer in late December 2010, and the continuing operations of the Emerald Driller and the Sapphire Driller, which entered into service in 2009. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For 2010, reimbursable revenue was $81.8 million as compared to $22.7 million for 2009, an increase of $59.0 million or 260%. This increase was primarily due to increased rebillable oversight activities on the construction projects.

Operating expenses: Operating expenses for the year ended December 31, 2010 were $176.4 million compared to $66.2 million in 2009, an increase of $110.2 million, or 166%. This increase was due in part to the operation of four jackups in 2010 as compared to two jackups in 2009, and to the commencement of operations of our drillship, the Platinum Explorer, in late December 2010. Additionally, $56.2 million of the increase related to deepwater construction oversight expenses, primarily due to increased reimbursable activity costs.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2010 were $21.7 million as compared to $15.7 million in 2009, an increase of $6.0 million, or 38%. This increase primarily reflects the increase in staffing levels necessary to support our operations and market our rigs on a worldwide basis with the growth of our drilling fleet.

Depreciation expense: Depreciation expense for the year ended December 31, 2010 was $33.4 million as compared to $11.2 million in 2009, an increase of $22.2 million. The increase was primarily due to the addition of the Aquamarine Driller and the Topaz Driller to our operating fleet in early 2010.

Interest income: Interest income for the year ended December 31, 2010 was $562,000 compared to $23,000 in 2009. The increase was primarily due to interest earned on funds escrowed for the final Platinum Explorer construction payment which was paid in November 2010.

Interest expense: Interest expense for the year ended December 31, 2010 was $49.8 million compared to $8.1 million in 2009, an increase of $41.6 million. The increase was primarily attributable to increased levels of debt outstanding during 2010, and to higher average interest rates on the increased debt. We capitalized $47.2 million of interest in 2010 as compared to $23.8 million in 2009.

Loss on extinguishment of debt: For the year ended December 31, 2010, in connection with the early retirement of the outstanding debt under our credit facility and the 13  1/2% Senior Secured Notes, we paid approximately $10.8 million in prepayment fees and $0.9 million to terminate the interest rate swap. Additionally, we wrote off approximately $12.3 million of deferred financing costs associated with our credit facility and the 13  1/2% Senior Secured Notes.

Loss on acquisition of subsidiary: For the year ended December 31, 2010, in connection with the acquisition of the 55% interest of Mandarin, we recorded a bargain purchase gain of $12.3 million and a $16.1 million loss on the remeasurement of our previously held 45% ownership interest in Mandarin under purchase accounting.

Income tax expense: Income tax expense for the year ended December 31, 2010 was $19.0 million compared to $2.0 million in 2009, an increase of $17.0 million. The increase was due primarily to the increased number of rigs operating in multiple foreign jurisdictions in 2010. In addition, our tax provision for the year ending December 31, 2010 included adjustments related to prior periods for certain tax positions of $2.5 million, returns filed during 2010 of $2.2 million and a $2.3 million reversal of a deferred tax asset recorded in 2009. We have evaluated the reversal and have determined both quantitatively and qualitatively, the reversal does not have a material impact on current and previously reported results. In some jurisdictions, we are subject to deemed profit tax regimes where taxes are determined based on specified percentages of revenue rather than profit (loss) before tax.

2009 compared to 2008

The following table is an analysis of our operating results for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009	2008	Change
	(In thousands)
Contract drilling services	$69,919	$—	$69,919
Management fees	18,830	825	18,005
Reimbursables	22,744	88	22,656

	111,493	913	110,580
Operating costs, excluding impairment and termination costs	66,228	5,365	(60,863)
General and administrative	15,690	9,334	(6,356)
Depreciation	11,218	101	(11,117)
Impairment and termination costs	—	38,286	38,286

Operating income	18,357	(52,173)	70,530
Other income (expense)
Interest income	23	4,095	(4,072)
Interest expense	(8,178)	(56)	(8,122)
Loss on debt extinguishment	—	—	—
Loss on acquisition of subsidiary	—	—	—
Other income	609	86	523
Income tax provision (benefit)	1,972	(670)	(2,642)

Net income (loss)	$8,839	$(47,378)	$56,217

Revenue: For the year ended December 31, 2009, revenues were approximately $111.5 million. The Emerald Driller began its initial two-year drilling contract in February 2009 and operated throughout the remainder of the year generating approximately $56.6 million in contract drilling revenue. The Sapphire Driller began its initial contract in late August 2009 and generated $8.4 million in drilling revenue. We also received a $5.0 million mobilization fee on the Sapphire Driller. Our construction oversight services generated $18.8 million in revenues for the year ended December 31, 2009 as compared to $825,000 for 2008. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For 2009, reimbursable revenue was $22.7 million as compared to $88,000 for 2008.

Operating expenses: For the year ended December 31, 2009, we incurred total operating expenses of approximately $66.2 million, which included $29.6 million related to the Emerald Driller and Sapphire Driller operations. During a preload test in October 2009, the Sapphire Driller experienced a penetration of the sea floor by one of its legs, which is referred to as a “punchthrough.” Damage to the Sapphire Driller was minimal and no crew members were injured. During the time out of service for the repair, we did not earn revenue, but continued to incur operating costs and overhead. The cost of repairs was approximately $4.7 million, which was below our insurance deductible and was paid out of our available cash. Additionally we incurred expenses of $35.6 million for our Singapore operations base and our deepwater construction oversight projects, of which, approximately $21.2 million was for reimbursable expenses. For the year ended December 31, 2008, we had $5.4 million of operating expenses related to our Singapore operations. The 2008 expenses were related to the opening of our Singapore office where our jackup rigs were being constructed. Prior to the June 2008 acquisition of OGIL, we had no operating assets or bases.

General and administrative expenses: General and administrative expenses were approximately $15.7 million for the year ended December 31, 2009 as compared to $9.3 million in 2008. The increase in 2009 over 2008 was primarily due to the acquisition of OGIL in June 2008. Following the acquisition of OGIL, we increased the corporate staffing to support our operations, to market our rig fleet on a worldwide basis and establish the necessary infrastructure of a public company. In 2009, we recognized increased expenses related to compensation due to increased number of employees, travel expenses, professional fees, compliance expenses, information technology expenses related to the expansion of our ERP software system, network and communications systems and insurance expense. Prior to the acquisition of OGIL, our general and administrative expenses were limited to evaluating potential acquisitions and the administrative expenses associated with being a development stage public company.

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

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of approximately $114.8 million. Included in working capital is approximately $120.4 million of cash available for general corporate purposes. Additionally, we have restricted cash of $29.0 million related to the Aquamarine Term Loan.

In January 2010, we sold 34,150,000 ordinary shares in a public offering, including the underwriters’ overallotment of 4,150,000 shares, for approximately $47.6 million of net proceeds after underwriters’ discount and commissions and offering expenses. The net proceeds were used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan.

In July 2010, in connection with the 11 1/2% Senior Secured Notes offering, we sold 52,272,727 ordinary shares, including the underwriters’ over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds after underwriters’ discount and commissions and offering expenses. The net proceeds from the equity offering were used for general corporate purposes.

Short-term Debt

In January 2010, we issued 14,577,435 ordinary shares to F3 Capital in settlement of a total of $14,000,000 of short-term debt and related accrued interest. Shareholders had previously approved the settlement in December 2009. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of December 31, 2010, we had short-term debt of approximately $8.6 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt

As of December 31, 2010 and 2009, our long-term debt was composed of the following:

	December 31,
	2010	2009
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $33,304	$966,696	$—
Aquamarine Term Loan	107,134	101,638
F3 Capital note, net of discount of $30,350	29,650	—
13 1/2% Senior Secured Notes, net of discount of $4,021	—	130,979
Prior Credit Facility	—	161,461

	1,103,480	394,078
Less current maturities of long-term debt	—	(16,000)

Long-term debt	$1,103,480	$378,078

Prior Credit Facility

On June 12, 2008, certain of our subsidiaries entered into a $440.0 million credit facility, which included a term loan and a revolving loan with a syndicate of lenders to finance the construction and delivery of the four

Baker Marine Pacific Class 375 jackup rigs. This loan agreement was subsequently amended on December 22, 2008 and July 31, 2009 pursuant to which the outstanding commitments under the credit facility were reduced and only the Emerald Driller and Sapphire Driller were permitted to be financed under the facility. In connection with the closing of the offering of the 11 1/2% Senior Secured Notes, all amounts outstanding under the credit facility were repaid, the credit facility was terminated and the related collateral was released.

13 1/2% Senior Secured Notes

In December 2009, P2021 Rig Co., one of our wholly-owned subsidiaries, issued $135.0 million aggregate principal amount of the 13 1/2% Senior Secured Notes. The 13 1/2% Senior Secured Notes were issued at a price equal to 97% of their face value, and were fully and unconditionally guaranteed, on a senior secured basis, by us and any of our future restricted subsidiaries and any future restricted subsidiaries of P2021 Rig Co. Gross proceeds, before deducting fees and related expenses, were approximately $131.0 million. We used approximately $123.2 million to make the final construction payment on the Topaz Driller, with the balance used for general corporate purposes. In connection with the closing of the offering of the 11 1/2% Senior Secured Notes, we redeemed the 13 1/2% Senior Secured Notes at 104% of their principal amount, plus accrued and unpaid interest, for a total redemption cost of $144.2 million.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. We have two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We believe we were in compliance with all financial covenants of the Aquamarine Term Loan at December 31, 2010. As of December 31, 2010, we had $29.0 million in escrow to fund future interest payments, as well as operational and maintenance costs related to the Aquamarine Driller.

11 1/2% Senior Secured Notes

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes under an indenture. The notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The notes mature on August 1, 2015 and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes is payable semi-annually in arrears, commencing on February 1, 2011.

The proceeds after deducting the original issue discount, underwriters’ discount, fees and expenses was approximately $931.9 million, of which $79.7 million was used to complete the Mandarin acquisition (including $64.2 million paid directly to the shipyard for payments on the Platinum Explorer), $510.8 million was placed in escrow to fund the remaining construction payments for the Platinum Explorer, $145.2 million was used to retire our credit facility (including $672,000 of prepayment fees) and $144.2 million was used to retire the 13 1/2% Senior Secured Notes (including prepayment fees and accrued interest). The remaining proceeds were available for general corporate purposes.

In connection with the 11 1/2% Senior Secured Notes offering, we retired the 13 1/2% Senior Secured Notes and reorganized certain of our subsidiaries such that the Emerald Driller, Sapphire Driller, Topaz Driller and Platinum Explorer would each be owned by subsidiaries of OGIL. The 11 1/2% Senior Secured Notes are secured on a first lien basis on each of these assets and any other current or future assets of OGIL.

The 11 1/2% Senior Secured Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of notes will have the right to require the repurchase of all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of OGIL; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes.

F3 Capital Note

On July 6, 2010, we entered into a Share Sale and Purchase Agreement with F3 Capital to purchase the remaining 55% interest in Mandarin for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million. The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. The F3 Capital Note has a contingent convertible feature which is subject to shareholder vote. Accordingly, we originally valued the note without the conversion feature and determined, based on our then weighted average cost of capital, a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method.

The F3 Capital Note provided that it could be converted into our ordinary shares, if approved by our shareholders, at a conversion price of $1.10 per share, subject to customary anti-dilution covenants. At our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. If the F3 Capital Note becomes convertible, any principal amount that F3 Capital elects to convert will be reduced by any amounts owed by F3 Capital to Vantage International Management Company or Vantage Deepwater Company. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2010. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	For the Years Ending December 31,
	Total	2011	2012-2013	2014-2015	After 5 Years
	(In thousands)
Principal payments on 11 1/2% Senior Secured Notes (1)	$1,000,000	$—	$—	$1,000,000	$—
Principal payments on Aquamarine Term Loan (1)	140,000	—	—	140,000	—
Principal payments on F3 Capital Note (1)	60,000	—	—	—	60,000
Operating lease payments (2)	35,757	10,385	13,093	11,715	564
Purchase obligations	25,306	25,306	—	—	—

Total as of December 31, 2010	$1,261,063	$35,691	$13,093	$1,151,715	$60,564

(1)	Amounts represents the accreted value of the debt at maturity
(2)	Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Interest costs related to the financings of our jackups and the amortization of debt financing costs were capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs were capitalized as part of the cost of the Platinum Explorer while the drillship was under construction. Total interest and amortization costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $47.2 million, $23.8 million and $3.9 million, respectively.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $6.1 million of share-based compensation expense for the year ended December 31, 2010. For the year ended December 31, 2009, we recognized share-based compensation expense of approximately $5.0 million, net of capitalized amounts of approximately $347,000. For the year ended December 31, 2008, we recognized $2.4 million of share-based compensation expense, net of capitalized amounts of $134,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

General. Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices. Although the risks associated with foreign exchange rates, commodity prices, and equity prices have not been significant in 2010, they could become more significant as our rigs are more fully utilized and our construction projects are completed and additional rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At December 31, 2010, we did not have any open foreign exchange derivative contracts.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheets of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vantage Drilling Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vantage Drilling Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas

March 16, 2011

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$120,443	$15,992
Restricted cash	29,004	28,863
Trade receivables	50,190	17,536
Inventory	19,760	10,789
Prepaid expenses and other current assets	11,472	8,040

Total current assets	230,869	81,220

Property and Equipment
Property and equipment	1,762,844	899,541
Accumulated depreciation	(44,712)	(11,329)

Property and equipment, net	1,718,132	888,212

Other Assets
Investment in joint venture	—	120,306
Other assets	54,193	29,441

Total other assets	54,193	149,747

Total assets	$2,003,194	$1,119,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,332	$15,931
Accrued liabilities	75,159	14,285
Short-term debt	8,574	17,827
Current maturities of long-term debt	—	16,000

Total current liabilities	116,065	64,043

Long–term debt, net of discount of $63,654 and $4,021	1,103,480	378,078
Other long-term liabilities	13,498	—
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 289,713 and 187,277 shares issued and outstanding	290	187
Additional paid-in capital	854,557	714,486
Accumulated deficit	(84,696)	(37,117)
Accumulated other comprehensive loss	—	(498)

Total shareholders’ equity	770,151	677,058

Total liabilities and shareholders’ equity	$2,003,194	$1,119,179

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues
Contract drilling services	$178,514	$69,919	$—
Management fees	18,107	18,830	825
Reimbursables	81,782	22,744	88

Total revenues	278,403	111,493	913

Operating costs and expenses
Operating costs, excluding impairment and termination costs	176,387	66,228	5,365
General and administrative	21,719	15,690	9,334
Depreciation	33,384	11,218	101
Impairment and termination costs	—	—	38,286

Total operating expenses	231,490	93,136	53,086

Income (loss) from operations	46,913	18,357	(52,173)
Other income (expense)
Interest income	562	23	4,095
Interest expense	(49,827)	(8,178)	(56)
Loss on debt extinguishment	(24,006)	—	—
Loss on acquisition of subsidiary	(3,780)	—	—
Other income	1,510	609	86

Total other income (expense)	(75,541)	(7,546)	4,125

Income (loss) before income taxes	(28,628)	10,811	(48,048)
Income tax provision (benefit)	18,951	1,972	(670)

Net income (loss)	$(47,579)	$8,839	$(47,378)

Earnings (loss) per share
Basic	$(0.19)	$0.07	$(0.78)
Diluted	$(0.19)	$0.07	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2007	42,750	$43	$185,159	$1,919	$—	$187,121
Change in value of ordinary shares subject to possible redemption	—	—	—	(497)	—	(497)
Issuance of ordinary shares and warrants for acquisitions	33,333	33	274,967	—	—	275,000
Reclassification of ordinary shares subject to possible redemption	—	—	79,784	—	—	79,784
Share-based compensation expense	—	—	2,421	—	—	2,421
Net loss	—	—	—	(47,378)	—	(47,378)

Balance December 31, 2008	76,083	76	542,331	(45,956)	—	496,451
Issuance of ordinary shares in private placement	5,517	6	7,994	—	—	8,000
Issuance of ordinary shares in settlement of termination fee	7,299	7	9,993	—	—	10,000
Exercise of warrants	25,000	25	149,975	—	—	150,000
Adjustment to fair value of warrants exercised	—	—	(107,500)	—	—	(107,500)
Valuation of new warrants issued for acquisition	—	—	1,492	—	—	1,492
Issuance of ordinary shares in private placement	17,770	18	24,935			24,953
Issuance of ordinary shares in public offering, net	55,129	55	80,236	—	—	80,291
Vesting of equity awards	479	—	—	—	—	—
Interest rate swap valuation	—	—	—	—	(498)	(498)
Share-based compensation expense	—	—	5,030	—	—	5,030
Net income	—	—	—	8,839	—	8,839

Balance December 31, 2009	187,277	187	714,486	(37,117)	(498)	677,058
Issuance of ordinary shares in settlement of short-term debt	14,578	15	14,130	—	—	14,145
Issuance of ordinary shares in public offerings, net	86,423	86	101,802	—	—	101,888
Vesting of equity awards	1,435	2	(2)	—	—	—
Beneficial conversion feature of F3 Capital note for Mandarin	—	—	18,000	—	—	18,000
Interest rate swap valuation	—	—	—	—	498	498
Share-based compensation expense	—	—	6,141	—	—	6,141
Net loss	—	—	—	(47,579)	—	(47,579)

Balance December 31, 2010	289,713	$290	$854,557	$(84,696)	$—	$770,151

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(47,579)	$8,839	$(47,378)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	33,384	11,218	101
Amortization of debt financing costs	5,389	1,486	513
Non-cash loss on debt extinguishment	12,280	—	—
Non-cash loss on acquisition of subsidiary	3,780	—	—
Share-based compensation expense	6,141	5,030	2,420
Accretion of long-term debt	5,495	1,638	—
Amortization of debt discount	5,592	29	—
Deferred income tax expense (benefit)	1,492	746	(2,059)
Write-off of asset value, net	—	—	28,286
Changes in operating assets and liabilities:
Restricted cash	(142)	(27,163)	(1,700)
Trade receivables	(40,791)	(14,350)	(3,277)
Inventory	(8,971)	(10,789)	—
Prepaid expenses and other current assets	(3,433)	(5,963)	(1,618)
Other assets	(11,945)	(406)	—
Accounts payable	16,402	12,104	3,765
Accrued liabilities	27,744	(14,792)	9,935
Short-term debt	10,899	4,942	1,240

Net cash provided by (used in) operating activities	15,737	(27,431)	(9,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(79,777)	—	(213,397)
Additions to property and equipment	(565,759)	(313,631)	(166,833)
Investment in joint venture	—	(157,404)	—
Restricted cash held in trust account	—	—	273,109

Net cash used in investing activities	(645,536)	(471,035)	(107,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net of original issue discount of $36,390	963,610	—	—
Proceeds from borrowings under credit agreements	—	141,821	139,000
Proceeds from the issuance of senior secured notes, net of discount of $4,021	—	130,950	—
Repayment of long-term debt	(293,129)	(19,360)	—
Proceeds from issuance of ordinary shares in public offerings, net	101,889	80,291	—
Proceeds from issuance of ordinary shares in private placement, net	—	24,953	—
Proceeds from warrant exercise in connection with joint venture	—	150,000	—
Proceeds from short-term notes payable-shareholders	—	4,000	—
Repayment of short-term debt	(6,152)	(2,354)	—
Debt issuance costs	(31,968)	(12,400)	(8,533)
Advances from OGIL stockholders	—	—	3,300
Repayments of advances from OGIL stockholders	—	—	(3,300)
Repayment of deferred underwriters fee	—	—	(8,280)
Proceeds from notes payable - shareholders	—	—	10,000

Net cash provided by financing activities	734,250	497,901	132,187

Net increase (decrease) in cash and cash equivalents	104,451	(565)	15,294
Cash and cash equivalents—beginning of period	15,992	16,557	1,263

Cash and cash equivalents—end of period	$120,443	$15,992	$16,557

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$43,254	$28,836	$2,476
Taxes	8,506	2,958	1,750
Interest capitalized (non-cash)	(47,225)	(23,813)	(3,942)
Non-cash investing and financing transactions:
Issuance of ordinary shares in settlement of short-term debt	$14,144	$—	$—
Issuance of ordinary shares for performance deposit	—	8,000	—
Issuance of ordinary shares in settlement of termination fee	—	10,000	—
Adjustment to consideration for fair value of warrants	—	106,008	—
Decrease in ordinary shares, subject to possible redemption	—	—	(79,287)
Issuance of ordinary shares and warrants for acquisition	—	—	(275,000)
Transaction in Mandarin acquisition:
Reclassification of investment in joint venture	120,306	—	—
Reclassification of receivable	8,138	—	—
Fair value of long-term note payable	27,833	—	—
Beneficial conversion feature of long-term note payable	18,000	—	—

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

On July 6, 2010, we entered into a definitive agreement with F3 Capital, our largest shareholder and an affiliate, pursuant to which we acquired the 55% of Mandarin Drilling Corporation (“Mandarin”) that we did not already own for cash and a promissory note. The note provided that it could be converted into our ordinary shares if approved by shareholders; however, in January 2011, shareholders voted against such convertibility of the note.

On July 30, 2010, Offshore Group Investment Limited (“OGIL”), one of our wholly-owned subsidiaries, issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes due 2015 (the “11 1/2% Senior Secured Notes”) under an indenture. The proceeds, net of original issue discount, were approximately $963.6 million and were used to (i) complete the Mandarin acquisition, (ii) fund the remaining construction payments for the Platinum Explorer, (iii) retire our existing credit facility (including prepayment fees), (iv) retire the 13 1/2% Senior Secured Notes (including prepayment fees and accrued interest) and (v) for general corporate purposes.

Concurrently with the issuance of the 11 1/2% Senior Secured Notes, we sold 52,272,727 ordinary shares, including the underwriter’s over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial information as of December 31, 2010 and for the three years ended December 31, 2010 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the indicated periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs related to the financings of our jackups and the amortization of debt financing costs were capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs were capitalized as part of the cost of the Platinum Explorer while the drillship was under construction. Total interest and amortization costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $47.2 million, $23.8 million and $3.9 million, respectively.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	255,895	123,421	61,289
Options	—	—	—
Warrants	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	255,895	123,421	61,289

The calculation of diluted weighted average ordinary shares outstanding excludes 42.8 million, 42.8 million and 65.4 million ordinary shares for the years ended December 31, 2010, 2009 and 2008, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $6.1 million of share-based compensation expense for the year ended December 31, 2010. For the year ended December 31, 2009, we recognized share-based compensation expense of approximately $5.0 million, net of capitalized amounts of approximately $347,000. For the year ended December 31, 2008, we recognized $2.4 million of share-based compensation expense, net of capitalized amounts of $134,000.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the debt incurs pay-in-kind interest which accretes the value of the debt to $140.0 million at maturity. We believe the carrying amount of the Aquamarine Term Loan approximates its current fair value. The 11  1/2% Senior Secured Notes issued in July 2010 were issued at a price equal to 96.361% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. As of February 25, 2011, the 11  1/2% Senior Secured Notes were trading at approximately 112% of their par value, indicating a fair value of approximately $1.12 billion. The F3 Capital Note has a contingent convertible feature which is subject to shareholder vote. Accordingly, we originally valued the F3 Capital Note without the

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion feature and determined, based on our then weighted average cost of capital, a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of December 31, 2010, if we were to value the F3 Capital Note without the conversion feature at our current weighted average cost of capital, the current discounted present value would be approximately $22.8 million.

Derivative Financial Instruments: We use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. On July 30, 2010, in connection with the retirement of our credit facility, we retired all of our outstanding interest rate hedges.

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

Purchase of F3 Capital’s Interest in Mandarin and Issuance of F3 Capital Note

Share Sale and Purchase Agreement

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital to purchase the remaining 55% interest in Mandarin for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million (the “F3 Capital Note”). The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments that were paid by us directly to DSME for the construction of the Platinum Explorer. The SSPA contained customary representations and warranties for both us and F3 Capital.

We applied purchase accounting to the acquisition of the 55% interest in Mandarin which required us to record all of the assets acquired and the liabilities assumed at their fair value. We performed our evaluation

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis, including making various estimates of and assumptions with respect to the market value of the assets acquired and comparing the net present value of cash flows associated with comparable assets and contracting opportunities. Additionally, to support our analysis, we reviewed the evaluation work of the investment bank retained by our Board of Directors to provide a fairness opinion on the transaction. Based on the initial assessment of the transaction, we determined that the transaction constituted a bargain purchase resulting in a $12.3 million gain on the transaction. This assessment also resulted in the remeasurement of the carrying value of the assets on our books resulting in a $16.1 million impairment charge. The bargain purchase gain and the impairment loss are both recorded in other income and expense in the consolidated statement of operations.

Payment for the Platinum Explorer

The total shipyard construction price for the Platinum Explorer was approximately $630.0 million, payable in four installments of approximately $31.2 million each and the balance of approximately $504.0 million upon delivery. DSME had deferred the third and fourth installment payments, which were F3 Capital obligations, until July 30, 2010. The deferral agreement provided for the payment of interest at the rate of 6% per annum on the deferred obligations and protection against fluctuations in exchange rates. We paid these installment payments totaling $64.2 million directly to DSME on July 30, 2010 in connection with the acquisition of 55% of Mandarin. Additionally, we escrowed approximately $510.8 million for the final payment due upon delivery of the Platinum Explorer, including the expected exchange rate fluctuations on the third and fourth installment payments that are due at delivery of the Platinum Explorer. At the closing of the SSPA, F3 Capital agreed to retain the liability for the $5.8 million in expected exchange rate charges and they discharged this obligation to DSME in connection with the delivery of and final payment for the Platinum Explorer. Additionally, in connection with the closing, we reclassified $8.1 million recorded as a receivable from F3 Capital as of July 30, 2010 to property and equipment. We had previously incurred or paid this amount for equipment, project engineering, management fees and startup costs under the construction supervision agreement for the Platinum Explorer.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. The F3 Capital Note provided a contingent conversion feature, subject to shareholder approval. Accordingly, we originally valued the F3 Capital Note without the conversion feature and determined, based on our then weighted average cost of capital, a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method.

The F3 Capital Note provided that it could be converted into our ordinary shares, if approved by our shareholders, at a conversion price of $1.10 per share, subject to customary anti-dilution covenants. At our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. If the F3 Capital Note becomes convertible, any principal amount that F3 Capital elects to convert will be reduced by any amounts owed by F3 Capital to Vantage International Management Company or Vantage Deepwater Company (“Vantage Deepwater”). If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

Registration Rights Agreement

We also entered into a registration rights agreement with F3 Capital in connection with the SSPA. Under the terms of the registration rights agreement, we agreed to register the ordinary shares issuable upon the conversion

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the F3 Capital Note if it were to become convertible, as well as certain other shares previously issued to F3 Capital and approved by shareholders in December 2009. The shares were registered in January 2011.

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital. Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater from us for total consideration of $1.00. Vantage Deepwater is the party to our drilling contract with Petrobras. The option granted to Valencia under the call option agreement may only be exercised upon the earlier of: (a) completion of construction, outfitting and delivery of the Dragonquest or (b) completion of financing for $125.0 million or more of the unfunded construction cost for the Dragonquest. In order to exercise the option, Valencia must have paid all amounts owed to us under the construction supervision and management agreements related to the Dragonquest and enter into arrangements to ensure that we receive an amount equal to all management fees that we would have otherwise been entitled to under the management services agreement for the Dragonquest, with such amounts being paid to us as if Valencia had never exercised its rights under the call option agreement. The option granted to Valencia will also terminate, if not earlier exercised by Valencia (a) approximately three months prior to delivery of the Dragonquest or (b) upon the occurrence of specified defaults. Upon the occurrence of any default by Valencia within five years after the date of the call option agreement, Valencia shall be required to convey back to us the Vantage Deepwater shares and put us back in the same position with respect to Vantage Deepwater as we were in prior to our conveyance of the Vantage Deepwater shares to Valencia pursuant to the option.

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

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of December 31, 2010, $2.4 million of construction management fees have been deferred.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and DSME agreed to suspend construction activities on the Cobalt Explorer for one year. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2010 prior to the suspension and cancellation has not been paid as of December 31, 2010 and remains currently due and payable. In January 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

On July 21, 2010, we signed a definitive agreement to supervise the construction and provide marketing of the ultra-deepwater drillship the Dalian Developer. The owner of this drillship awarded us a management agreement, pursuant to which, we are receiving management fees and reimbursable costs during the construction phase of the drillship.

Drillship Management Agreements

We have an agreement to manage the operations of the Dragonquest. Once the Dragonquest is operational, the agreement entitles us to receive a fixed fee per day plus a performance fee based on the operational results of the drillship and marketing fees for every charter agreement we secure on behalf of the Dragonquest. Our counterparty to the agreement may terminate their obligations under the agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the Dragonquest is damaged to the point of being inoperable; or (iv) the Dragonquest is sold and no outstanding payments are owed to us. Our counterparty may terminate the agreement at will only if there are no outstanding bids, proposals or contractual commitments to customers.

Semisubmersible Management Agreements

During the year ended December 31, 2010, we had agreements to supervise the construction and manage the operations of two semisubmersibles, the SeaDragon I and the SeaDragon II. Pursuant to these agreements, we were entitled to receive a fee of $5.0 million per year per unit, payable in monthly installments, while the semisubmersibles were under construction. During the construction of the semisubmersibles, the owner could terminate the agreements upon the occurrence of any certain specified events. However, either party could terminate the agreements at any time on seven days notice. In January 2011, the owner terminated the construction agreements and sold the semisubmersibles to a third party.

4. Debt

Short-term Debt

In January 2010, we issued 14,577,435 ordinary shares to F3 Capital in settlement of a total of $14,000,000 of short-term debt and related accrued interest. Shareholders had previously approved the settlement in December 2009. Additionally, we paid $1.6 million in charges related to the conversion of the short-term notes.

As of December 31, 2010, we had short-term debt of approximately $8.6 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

As of December 31, 2010 and 2009, our long-term debt was composed of the following:

	December 31,
	2010	2009
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $33,304	$966,696	$—
Aquamarine Term Loan	107,134	101,638
F3 Capital note, net of discount of $30,350	29,650	—
13 1/2% Senior Secured Notes, net of discount of $4,021	—	130,979
Prior Credit Facility	—	161,461

	1,103,480	394,078
Less current maturities of long-term debt	—	(16,000)

Long-term debt	$1,103,480	$378,078

Prior Credit Facility

On June 12, 2008, certain of our subsidiaries entered into a $440.0 million credit facility, which included a term loan and a revolving loan with a syndicate of lenders to finance the construction and delivery of the four Baker Marine Pacific Class 375 jackup rigs. This loan agreement was subsequently amended on December 22, 2008 and July 31, 2009 pursuant to which the outstanding commitments under the credit facility were reduced and only the Emerald Driller and Sapphire Driller were permitted to be financed under the facility. In connection with the closing of the offering of the 11 1/2% Senior Secured Notes, all amounts outstanding under the credit facility were repaid, the credit facility was terminated and the related collateral was released.

13 1/2% Senior Secured Notes

In December 2009, P2021 Rig Co., one of our wholly-owned subsidiaries, issued $135.0 million aggregate principal amount of the 13 1/2% Senior Secured Notes under an indenture. The 13 1/2% Senior Secured Notes were issued at a price equal to 97% of their face value, and were fully and unconditionally guaranteed, on a senior secured basis, by us and any of our future restricted subsidiaries and any future restricted subsidiaries of P2021 Rig Co. Gross proceeds, before deducting fees and related expenses, were approximately $131.0 million. We used approximately $123.2 million to make the final construction payment on the Topaz Driller, with the balance used for general corporate purposes. In connection with the closing of the offering of the 11  1/2% Senior Secured Notes, we redeemed the 13 1/2% Senior Secured Notes at 104% of their principal amount, plus accrued and unpaid interest, for a total redemption cost of $144.2 million.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the Aquamarine Term Loan incurs pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity. The loan provided two options to purchase the Aquamarine Term Loan from the lender, so long as no event of default has occurred and is continuing: (i) between September 1, 2011 and August 31, 2012, we may purchase the Aquamarine Term Loan for $127.5 million plus all accrued and unpaid cash interest due; and (ii) between September 1, 2012 and August 31, 2014, we may purchase the Aquamarine Term Loan for $140.0 million plus all accrued and unpaid cash interest due. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We were in compliance with all financial covenants of the Aquamarine Term Loan at December 31, 2010. As of December 31, 2010, we had $29.0 million in escrow to fund future interest payments, as well as operational and maintenance costs related to the Aquamarine Driller. The subsidiary that owns the Aquamarine Driller was restricted from making any cash distributions until September 20, 2010.

In February 2011 we amended the Aquamarine Term Loan Agreement to allow us to prepay and discharge the outstanding loan there under according to a determined prepayment schedule and waive certain requirements related to one of our drilling contracts.

11  1/2% Senior Secured Notes

On July 30, 2010, OGIL issued $1.0 billion aggregate principal amount of its 11  1/2% Senior Secured Notes under an indenture. The notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The notes mature on August 1, 2015 and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes is payable semi-annually in arrears, commencing on February 1, 2011.

The proceeds after deducting the original issue discount, underwriters’ discount, fees and expenses were approximately $931.9 million, of which $79.7 million was used to complete the Mandarin acquisition (including $64.2 million paid directly to the shipyard for payments on the Platinum Explorer), $510.8 million was placed in escrow to fund the remaining construction payments for the Platinum Explorer, $145.2 million was used to retire our credit facility (including $672,000 of prepayment fees) and $144.2 million was used to retire the 13  1/2% Senior Secured Notes (including prepayment fees and accrued interest). The remaining proceeds are available for general corporate purposes.

In connection with the 11  1/2% Senior Secured Notes offering, we retired the 13  1/2% Senior Secured Notes and reorganized certain of our subsidiaries such that the Emerald Driller, Sapphire Driller, Topaz Driller and Platinum Explorer would each be owned by subsidiaries of OGIL The 11  1/2% Senior Secured Notes will be secured on a first lien basis on each of these assets and any other current or future assets of OGIL.

The 11 1/2% Senior Secured Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of notes will have the right to require the repurchase of all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Upon the occurrence of certain events, we will be required to redeem notes equal in principal amount to the approximately $575.0 million of net proceeds reserved for the remaining construction payments at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

The indenture governing the notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of OGIL; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of the issue date, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances. We were in compliance with the covenants of the indenture at December 31, 2010.

Aggregate scheduled principal maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

2011	$—
2012	—
2013	—
2014 (a)	140,000
2015 (b)	1,000,000
Thereafter	60,000

Total debt	1,200,000
Less:
Current maturities of long-term debt	—
Future amortization of note discounts	(63,654)
Future accretion of pay-in-kind interest	(32,866)

Long-term debt	$1,103,480

(a)	Includes pay-in-kind interest which accretes the value of the Aquamarine Term Loan to $140.0 million at maturity
(b)	Includes $36.4 million of original issuance discount on $1.0 billion 11 1/2% Senior Secured Notes

5. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of December 31, 2010, no preferred shares were issued and outstanding.

Ordinary Shares

In January 2010, we sold 34,150,000 ordinary shares in a public offering, including the underwriters’ overallotment of 4,150,000 shares, for approximately $47.6 million of net proceeds after underwriters’ discount and commissions and offering expenses. The net proceeds were used for general corporate purposes, including capital expenditures related to our drilling fleet and working capital, including pre-funding advances for operating expenses and interest on the Aquamarine Term Loan.

In July 2010, in connection with the 11 1/2% Senior Secured Notes offering, we sold 52,272,727 ordinary shares, including the underwriters’ over-allotment of 6,818,182 ordinary shares, for approximately $54.3 million in net proceeds. The net proceeds from the equity offering were used for general corporate purposes.

During the year ended December 31, 2010, we granted 429,960 restricted shares to employees under our 2007 Long-Term Incentive Plan (the “LTIP”). These restricted share awards vest ratably over four years and are

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $657,000, based on an average share price of $1.53 per share. In the year ended December 31, 2010, we issued 1,434,689 ordinary shares pursuant to the vesting of previously granted LTIP stock awards.

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

A summary of the restricted share awards for the three years ended December 31, 2010 is as follows:

	Year Ended December 31,
	2010	2009	2008
Shares awarded	429,960	3,920,750	1,951,857
Weighted-average share price at award date	$1.53	$1.56	$7.31
Vesting period (years)	4	4	4
Shares vested and issued	1,434,689	479,489	—
Shares forfeited	126,759	32,049	—

As of December 31, 2010, we had outstanding non-qualified stock options to acquire 1,312,750 ordinary shares that had been granted to officers and key employees on June 12, 2008. The stock options have an exercise price of $8.40 per share, vest ratably over four years and have a ten-year life from date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the aggregate fair value of the options was $4.1 million. As of December 31, 2010, stock options to acquire 656,375 ordinary shares were vested and exercisable. As of December 31, 2010, no stock options have been exercised.

In January 2011, certain executives of the Company surrendered for cancellation 1,112,750 stock options. The shares underlying these options were then available for issuance to other employees under the LTIP, excluding the executives that had surrendered the stock options.

We recognized approximately $6.1 million, of share-based compensation expense for the year ended December 31, 2010. For the year ended December 31, 2009, we recognized share-based compensation expense of approximately $5.0 million, net of capitalized amounts of approximately $347,000. For the year ended December 31, 2008, we recognized $2.4 million of share-based compensation expense, net of capitalized amounts of $134,000.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain information regarding our outstanding warrants as of December 31, 2010, 2009 and 2008.

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
			2010	2009	2008
May 30, 2007	May 24, 2011	$6.00	37,875,000	37,875,000	37,875,000
May 30, 2007	May 24, 2011	$7.20	1,250,000	1,250,000	1,250,000
June 12, 2008 (1)	May 24, 2011	$6.00	—	—	25,000,000
November 18, 2008	November 18, 2018	$2.50	1,983,471	1,983,471	1,983,471
June 5, 2009	June 5, 2014	$2.10	371,429	371,429	—

(1)	Exercised by F3 Capital in connection with the Restructure Agreement.

6. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have provided income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we and/or our subsidiaries are considered resident for income tax purposes.

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current	$17,459	$1,226	$1,388
Deferred	1,492	746	(2,058)

Total	$18,951	$1,972	$(670)

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2010	2009	2008
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(41.6)	31.3	1.4
Adjustments related to prior years	(15.8)	(13.0)	—
Tax reserves	(8.8)	0.0	—

Total	(66.2)%	18.3%	1.4%

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Stock compensation	$347	$273
Accrued bonuses	325	—
Taxes receivable	—	1,477
Other	5	—
Loss carry-forwards	29	32

Total deferred tax assets	706	1,782
Valuation allowance	(29)	(9)

Net deferred tax assets	$677	$1,773

Deferred tax liabilities:
Property & equipment	(545)	(149)

Total deferred tax liabilities	$(545)	$(149)

Net deferred tax asset	$132	$1,624

At December 31, 2010, we had foreign tax loss carry forwards of approximately $29,000 which will expire in various years.

As of January 1, 2008, we adopted ASC 740-10-25 and ASC 740-10-30. These sections clarify the accounting for uncertain tax positions and require companies to recognize the impact of a tax position in their financial statements, if that position is not “more likely than not” of being sustained on settlement, based on the technical merits of the position. Our adoption and application of these sections did not have any impact on our total liabilities or shareholders’ equity. We had no unrecognized tax benefits at December 31, 2009 and 2008.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties of $0.9 million are included in 2010 income tax expense and are accrued as of December 31, 2010.

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2010	$—
Additions based on tax positions related to the current year	324
Additions for tax positions of prior years	1,244
Reductions for tax positions of prior years	—
Expiration of statutes	—
Tax settlements	—
Gross balance at December 31, 2010	1,568

Related tax benefits	—

Net reserve at December 31, 2010	$1,568

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. Our tax years 2007 through 2010 remain open to examination in many of our jurisdictions. During 2010, authorities commenced examinations for tax years 2007-2008 in the U.S. and in Thailand for the 2009 tax year.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined by applying a tax rate to revenues rather than profits) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. Our tax filings for various periods may be subjected to examination by tax authorities in the jurisdictions in which we operate. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome.

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

As of December 31, 2010, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year total $10.4 million for 2011, $7.0 million for 2012, $6.0 million for 2013, $5.8 million for 2014 and $5.9 million for 2015. Rental expenses related to these leases were approximately $4.9 million, $3.1 million and $664,000 for the three years ended December 31, 2010, 2009 and 2008, respectively.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Prepaid insurance	$9,169	$4,217
Income tax receivable	—	2,096
Sales tax receivable	1,141	1,177
Other receivables	340	230
Other prepaid expenses	822	320

	$11,472	$8,040

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Drilling equipment	$1,757,083	$439,712
Assets under construction	1,219	456,529
Leasehold improvements	1,045	492
Office and technology equipment	3,497	2,808

	1,762,844	899,541
Accumulated depreciation	(44,712)	(11,329)

Property and equipment, net	$1,718,132	$888,212

Interest costs related to the financings of our jackups and the amortization of debt financing costs were capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs were capitalized as part of the cost of the Platinum Explorer while the drillship was under construction. The Platinum Explorer began its initial contract in late December 2010. Total interest and amortization costs capitalized for the years ended December 31, 2010, 2009 and 2008 were $47.2 million, $23.8 million and $3.9 million, respectively.

Other Assets

Other assets consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Deferred financing costs, net	$33,234	$18,935
Performance bond collateral	18,251	8,000
Deferred income taxes	132	1,624
Income tax receivable	1,207	—
Deposits	1,369	882

	$54,193	$29,441

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Interest	$49,524	$621
Compensation	13,686	10,687
Unearned income	3,218	—
Property, service and franchise taxes	1,610	1,621
Income taxes payable	6,748	868
Other	373	488

	$75,159	$14,285

9. Business Segment Information

Our business activities relate to the operations of our offshore drilling units, both jackup rigs and drillship, and providing construction supervision services in South Korea and China for drilling units owned by others.

For the years ended December 31, 2010, 2009 and 2008, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 26%, 21%, 13% and 11%, respectively, of consolidated revenue for the year ended December 31, 2010. Three customers accounted for approximately 46%, 23% and 12%, respectively, of consolidated revenue for the year ended December 31, 2009. One customer accounted for 90% of consolidated revenue for the year ended December 31, 2008.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the condensed, consolidating financial information as of December 31, 2010 and 2009 and for the three years ended December 31, 2010, 2009 and 2008, of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions. The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of December 31, 2010 and 2009 and results of operations for the three years ended December 31, 2010, 2009 and 2008, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$95,284	$1,135	$16,952	$7,072	$—	$120,443
Other current assets	492	—	55,820	54,114	—	110,426

Total current assets	95,776	1,135	72,772	61,186	—	230,869
Property and equipment, net	810	—	1,487,945	229,377	—	1,718,132
Investment in and advances to subsidiaries	488,170	424,451	2,545	63,974	(979,140)	—
Investment in joint venture	—	—	—	—	—	—
Other assets	—	29,249	18,535	6,409	—	54,193

Total assets	$584,756	$454,835	$1,581,797	$360,946	$(979,140)	$2,003,194

Accounts payable and accrued liabilities	$5,110	$48,249	$17,873	$36,259	$—	$107,491
Short-term debt	8,574	—	—	—	—	8,574
Current maturities of long-term debt	—	—	—	—	—	0
Intercompany (receivable) payable	(262,758)	(1,033,703)	1,078,397	218,064	—	—

Total current liabilities	(249,074)	(985,454)	1,096,270	254,323	—	116,065
Long-term debt	29,650	966,696	—	107,134	—	1,103,480
Other long term liabilities	—	—	9,989	3,509	—	13,498
Shareholders’ equity (deficit)	804,180	473,593	475,538	(4,020)	(979,140)	770,151

Total liabilities and shareholders’ equity	$584,756	$454,835	$1,581,797	$360,946	$(979,140)	$2,003,194

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$142,272	$136,131	$278,403
Operating costs and expenses	13,973	24	108,414	109,079	231,490

Income (loss) from operations	(13,973)	(24)	33,858	27,052	46,913
Other income (expense)	(6,889)	(11,766)	(37,308)	(19,578)	(75,541)

Income (loss) before income taxes	(20,862)	(11,790)	(3,450)	7,474	(28,628)
Income tax provision (benefit)	1,438	—	7,493	10,020	18,951

Net income (loss)	$(22,300)	$(11,790)	$(10,943)	$(2,546)	$(47,579)

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities	$4,544	$42,204	$(38,705)	$7,694	$15,737
Net cash used in investing activities	(748)	—	(642,265)	(2,523)	(645,536)
Net cash provided by financing activities	91,487	(41,070)	687,549	(3,716)	734,250

Net increase in cash and cash equivalents	95,283	1,134	6,579	1,455	104,451
Cash and cash equivalents—beginning of period	1	1	10,373	5,617	15,992

Cash and cash equivalents—end of period	$95,284	$1,135	$16,952	$7,072	$120,443

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1	$1	$10,373	$5,617	$—	$15,992
Other current assets	409	—	41,496	23,323	—	65,228

Total current assets	410	1	51,869	28,940	—	81,220
Property and equipment, net	71	—	652,497	235,644	—	888,212
Investment in and advances to subsidiaries	660,338	249,583	20	63,954	(973,895)	—
Investment in joint venture	120,306	—	—	—	—	120,306
Other assets	8,006	—	13,894	7,541	—	29,441

Total assets	$789,131	$249,584	$718,280	$336,079	$(973,895)	$1,119,179

Accounts payable and accrued liabilities	$1,249	$—	$10,858	$18,109	$—	$30,216
Short-term debt	17,827	—	—	—	—	17,827
Current maturities of long-term debt	—	—	16,000	—	—	16,000
Intercompany (receivable) payable	(101,620)	(60,930)	32,233	130,317	—	—

Total current liabilities	(82,544)	(60,930)	59,091	148,426	—	64,043
Long-term debt	—	—	276,440	101,638	—	378,078
Shareholders’ equity (deficit)	871,675	310,514	382,749	86,015	(973,895)	677,058

Total liabilities and shareholders’ equity	$789,131	$249,584	$718,280	$336,079	$(973,895)	$1,119,179

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$76,382	$35,111	$111,493
Operating costs and expenses	13,884	14	56,542	22,696	93,136

Income (loss) from operations	(13,884)	(14)	19,840	12,415	18,357
Other income (expense)	(1,742)	—	(6,338)	534	(7,546)

Income (loss) before income taxes	(15,626)	(14)	13,502	12,949	10,811
Income tax provision (benefit)	—	—	2,959	(987)	1,972

Net income (loss)	$(15,626)	$(14)	$10,543	$13,936	$8,839

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash used in operating activities	$(8,412)	$(14)	$(21,974)	$2,969	$(27,431)
Net cash used in investing activities	(71)	—	(229,653)	(241,311)	(471,035)
Net cash provided by financing activities	8,458	(4,986)	261,996	232,433	497,901

Net increase in cash and cash equivalents	(25)	(5,000)	10,369	(5,909)	(565)
Cash and cash equivalents—beginning of period	26	5,001	4	11,526	16,557

Cash and cash equivalents—end of period	$1	$1	$10,373	$5,617	$15,992

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$825	$88	$913
Operating costs and expenses	2,217	69	753	50,047	53,086

Income (loss) from operations	(2,217)	(69)	72	(49,959)	(52,173)
Other income (expense)	(23)	—	(2)	4,150	4,125

Income (loss) before income taxes	(2,240)	(69)	70	(45,809)	(48,048)
Income tax provision (benefit)	—	—	—	(670)	(670)

Net income (loss)	$(2,240)	$(69)	$70	$(45,139)	$(47,378)

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash used in operating activities	$1,992	$(69)	$21,437	$(33,132)	$(9,772)
Net cash used in investing activities	—	—	(377,454)	270,333	(107,121)
Net cash provided by financing activities	(1,966)	5,070	356,021	(226,938)	132,187

Net increase in cash and cash equivalents	26	5,001	4	10,263	15,294
Cash and cash equivalents—beginning of period	—	—	—	1,263	1,263

Cash and cash equivalents—end of period	$26	$5,001	$4	$11,526	$16,557

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2010 and 2009 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$58,250	$68,354	$66,907	$84,892
Income from operations	15,639	14,349	10,263	6,662
Other expense	(7,361)	(12,990)	(41,079)	(14,111)
Net income (loss)	5,963	(6,996)	(33,581)	(12,965)
Earnings (loss) per share
Basic	$0.03	$(0.03)	$(0.12)	$(0.05)
Diluted	$0.03	$(0.03)	$(0.12)	$(0.05)
2009
Revenues	$14,296	$22,193	$36,446	$38,558
Income (loss) from operations	3,564	6,094	9,664	(965)
Other income	(654)	(1,223)	(1,798)	(3,871)
Net income (loss)	2,358	3,952	6,803	(4,274)
Earnings (loss) per share
Basic	$0.03	$0.04	$0.05	$(0.02)
Diluted	$0.03	$0.04	$0.05	$(0.02)

Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not agree to the total computed for the year.

13. Subsequent Event

In February 2011, we entered into an agreement with an unaffiliated third party to provide services related to the construction oversight and commissioning of two ultra-deepwater drillships being built at DSME in Korea.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2010.

Management’s assertion about the effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2010.

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

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement, dated June 5, 2009 (8)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (9)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (10)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (20)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (21)

10.12	Securities Purchase Agreement, dated June 5, 2009 (22)

Exhibit No.	Description

10.13	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (23)

10.14	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (24)

10.15	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (25)

10.16	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (26)

10.17	Form of Promissory Note between Vantage Drilling Company and F3 Capital (27)

10.18	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (28)

10.19	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (29)

10.20	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (30)

10.21	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (31)

10.22	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (32)

10.23	Change of Control Policy dated and effective as of November 29, 2010*

10.24	Letter Agreement amending certain terms of the US$100,000,000 Term Facility Agreement dated 26 August 2009 between, amongst others, P2020 Rig Co. as Borrower, Wayzata Investment Partners LLC as Administrative Agent, Wayzata Opportunities Fund II, L.P. as Lender and Vantage Drilling Company as Guarantor*

21.1	Subsidiaries of Vantage Drilling Company*

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).

(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(10)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(11)	Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(21)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(24)	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(27)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(28)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(29)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(30)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(32)	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010.

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

Name	Position	Date

/s/ Paul A. Bragg Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ Douglas G. Smith Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Jorge E. Estrada M. Jorge E. Estrada M.	Director	March 16, 2011

/s/ Marcelo D. Guiscardo Marcelo D. Guiscardo	Director	March 16, 2011

/s/ John C.G. O’Leary John C.G. O’Leary	Director	March 16, 2011

/s/ Steinar Thomassen Steinar Thomassen	Director	March 16, 2011

/s/ Robert F. Grantham Robert F. Grantham	Director	March 16, 2011

/s/ Duke R. Ligon Duke R. Ligon	Director	March 16, 2011

/s/ Ong Tian Khiam Ong Tian Khiam	Director	March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement, dated June 5, 2009 (8)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (9)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (10)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (20)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (21)

10.12	Securities Purchase Agreement, dated June 5, 2009 (22)

10.13	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (23)

10.14	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (24)

Exhibit No.	Description

10.15	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (25)

10.16	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (26)

10.17	Form of Promissory Note between Vantage Drilling Company and F3 Capital (27)

10.18	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (28)

10.19	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (29)

10.20	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (30)

10.21	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (31)

10.22	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (32)

10.23	Change of Control Policy dated and effective as of November 29, 2010*

10.24	Letter Agreement amending certain terms of the US$100,000,000 Term Facility Agreement dated 26 August 2009 between, amongst others, P2020 Rig Co. as Borrower, Wayzata Investment Partners LLC as Administrative Agent, Wayzata Opportunities Fund II, L.P. as Lender and Vantage Drilling Company as Guarantor*

21.1	Subsidiaries of Vantage Drilling Company*

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.

(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(11)	Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(21)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(24)	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(27)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(28)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(29)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(30)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(32)	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010.