Form 10-K/A
period 2010-12-31
Vantage Drilling CO
filed 2011-05-02
CIK 1419428

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

The number of the registrant’s ordinary shares outstanding as of April 29, 2011 is 290,140,937 shares.

Documents incorporated by reference

None

EXPLANATORY NOTE

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Report”), solely to revise Part III of the Report to include the information previously omitted from the Report and to file the exhibits identified in Item 15 hereto. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended. Unless otherwise stated in this report, references to “we,” “us” or “our” refer to Vantage Drilling Company.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 25, 2011 and certain other information about them are set forth below:

Name	Age	Position
Paul A. Bragg	55	Chairman of the Board of Directors and Chief Executive Officer
Jorge E. Estrada (1), (3)	63	Director
Robert F. Grantham (3), (4)	52	Director
Marcelo D. Guiscardo (2)	58	Director
Ong Tian Khiam	68	Director
Duke R. Ligon (5)	69	Director
John C.G. O’Leary (6)	55	Director
Steven Bradshaw (7)	62	Director
Steinar Thomassen (1), (3), (8)	64	Lead Independent Director
Douglas G. Smith	42	Chief Financial Officer and Treasurer
Christopher G. DeClaire	52	Vice President and Secretary
Douglas W. Halkett	50	Chief Operating Officer
Edward G. Brantley	56	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	57	Vice President – Marketing
Donald Munro	56	Vice President – Operations
William L. Thomson	40	Vice President – Assets & Engineering

(1)	Member of our Audit Committee as of December 31, 2010.
(2)	Member of our Compensation Committee as of December 31, 2010.
(3)	Member of our Nominating and Corporate Governance Committee as of December 31, 2010.
(4)	Mr. Grantham was appointed to the Compensation Committee effective January 7, 2011.
(5)	Mr. Ligon was appointed to the Board of Directors effective February 17, 2011 and has served on the Audit Committee and Compensation Committee since such date.
(6)	Mr. O’Leary resigned from the Nominating and Corporate Governance Committee effective September 1, 2010.
(7)	Mr. Bradshaw was appointed to the Board of Directors and the Compensation Committee effective April 14, 2011.
(8)	Mr. Thomassen was appointed to the Nominating and Corporate Governance Committee effective September 1, 2010.

Paul A. Bragg, 55, has served as our Chairman of the Board of Directors and Chief Executive Officer, and of our predecessor Vantage Energy Services, Inc. (“Vantage Energy”), since September 2006. Qualifications and Experience. Mr. Bragg has over 32 years of direct industry experience. Prior to joining us, Mr. Bragg was affiliated with Pride International, Inc. (“Pride”), one of the world’s largest international drilling and oilfield services companies. From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride. From 1997 through 1999, Mr. Bragg served as Pride’s Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as the Vice President and Chief Financial Officer of Pride. As a result of his three decades in the offshore drilling industry, Mr. Bragg is experienced in the operational and marketing strategies that are key to our development and success. Additionally, Mr. Bragg has significant experience as the chief executive of a public company, with extensive knowledge of public and private financing and board functions. Education: Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

Directorships for the past five years: Pride International, Inc. (1999 to 2005).

Jorge E. Estrada, 63, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. Estrada has over 38 years of direct industry experience. From July 1993 to January 2002, Mr. Estrada was employed as a consultant to Pride. From January 2002 to May 2005 he was employed by Pride in a business development capacity. Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment. Mr. Estrada has a strong technical background and extensive experience in the offshore drilling industry. Mr. Estrada’s extensive experience in the offshore drilling industry and wealth of technical knowledge provides him with unique insight into potential issues that could emerge with respect to our operational development. Additionally, Mr. Estrada has a business development background that is extremely valuable to us as we grow our business. Education. Mr. Estrada received a B.S. in Geophysics from Washington and Lee University, and was a PhD candidate at the Massachusetts Institute of Technology.

Directorships for the past five years: Pride International, Inc. (1993 to 2005).

Robert F. Grantham, 52, has served as one of our directors since 2008. Qualifications and Experience. Mr. Grantham has over 26 years of industry experience. From 1982 to 2006 he held senior management positions with various maritime shipping companies, including serving as Chartering Broker for London based Andrew Low Son & Co. from 1982 to 1984, General Manager of Shipping Agency and Consulting Company Hong Kong & Eastern (Japan) Ltd. (HESCO) from 1984 to 1990, Senior Manager of Singapore based Seaconsortium Ltd. from 1991 through 1994, and as a director of its successor, the Ben Line Agency Group, from 1994 through 2006. In 2006, Mr. Grantham founded his own European based marine consulting company. Mr. Grantham’s numerous directorships and international oil and gas shipping experience have provided him with a strong background in international maritime issues that play a key role in our business. Further, Mr. Grantham’s extensive work on corporate governance matters through his directorships provides an experienced voice on the Board of Directors.

Directorships for the past five years: Bluewave Services, Ltd. (2006 to present) a shipping consultancy specializing in commercial operations of LNG vessels, The Medical Warehouse LTD (1999 to present) and TMT UK Ltd. (2006 to present).

Marcelo D. Guiscardo, 58, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. Guiscardo has 34 years of industry experience. Since 2008, Mr. Guiscardo has been the president of GDM Business Development, an international consulting firm focused on the oil & gas industry. From 2006 to 2008, he served as an advisor to energy industry clients. He served as President of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride. From September 1999 until joining Pride, he was President of GDM Business Development. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with, and was a director of, YPF Sociedad Anonima (now part of Respol YPF S.A.), an international integrated energy company. Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF’s Vice President of Exploration and Production. From 1979 to 1993 he filled various positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoire. Mr. Guiscardo has in-depth knowledge of the oil and gas industry as well as experience in strategic development that is key to our growth. Through his various management roles, he has developed extensive knowledge of compensation structures and financial matters. Education. Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

Directorships for the past five years: Vida Sin Violencia, (January 2007 to present), QM Equipment, S.A. (2008 to present) and Pampa Del Abra, S.A. (2010 to present).

Ong Tian Khiam, 68, has served as one of our directors since 2009. Qualifications and Experience. Mr. Ong currently serves as the Chief Executive Officer of Valencia Drilling Corporation. From October 2009

through July 2010, Mr. Ong served as Chief Executive Officer of Mandarin Drilling Corporation. Additionally, since July 2007, Mr. Ong has served as Managing Director of OM Offshore Pte Ltd., a division of Otto Marine Pte Ltd., which invests in offshore drilling ventures. From November 1997 through July 2007, he served as Managing Director of PPL Shipyard Pte Ltd and Baker Marine Pte Ltd, a wholly-owned subsidiary of PPL, specializing in the construction of offshore drilling rigs and design of jackup drilling rigs. Through his experience, Mr. Ong has gained a variety of management and technical skills focusing on the design and production of offshore drilling equipment. Mr. Ong’s knowledge and skills with respect to the design and construction of offshore drilling vessels makes a valuable contribution to the Board of Directors as we continue to oversee the construction of vessels to be added to our fleet. Education. Mr. Ong graduated from the University of Singapore in 1969 with a Bachelor in Mechanical Engineering.

Directorships for the past five years: None, other than our Board of Directors.

Duke R. Ligon, 69, has served as one of our directors since February 2011. Qualifications and Experience. Mr. Ligon is a lawyer and owns and manages Mekusukey Oil Company, LLC. From January 2007 to March 2010, Mr. Ligon worked as a Legal Strategic Advisor to Love’s Travel Shops & Country Stores, Inc. From February 1997 to January 2007, Mr. Ligon served as General Counsel and Senior Vice President of Devon Energy Corporation in addition to serving as a member of Devon’s Executive Management Committee. Prior to that, Mr. Ligon was a partner in the New York office of the law firm Mayer, Brown & Platt from 1995 to February 1997. From 1985 to 1995, Mr. Ligon worked as a Senior Vice President and Managing Director and the Head of Energy Merchant Banking for Bankers Trust Company in New York. Prior to that, Mr. Ligon worked for Corcoran, Hardesty, Whyte, Hemphill & Ligon P.C. as a partner in the law firm’s Washington D.C. office from 1982 through 1985. From 1975 to 1982, Mr. Ligon worked as a partner at Bracewell & Patterson and was a member of the firm’s Management Committee. Mr. Ligon worked as an Assistant Administrator in the Federal Energy Administration (the predecessor to the U.S. Department of Energy) from 1973 through 1975. In 1973, Mr. Ligon worked as a Director at the U.S. Department of the Interior and headed the Department’s Office of Oil and Gas. Prior to that, Mr. Ligon worked as the oil and gas advisor to U.S. Treasury Secretary John B. Connally in 1972. Before serving Secretary Connally, Mr. Ligon worked as an Assistant to the President of Continental Oil Company (Conoco) from 1971 through 1972. Prior to his experience with Continental Oil Company, Mr. Ligon served as a Captain in the United States Army from 1969 through 1971 and was awarded a Bronze Star for his service in the Republic of Vietnam. Through his experience in the energy industry and work with various law firms, Mr. Ligon provides insight into management matters and corporate strategy, including compensation and audit committee matters, that we believe is essential for a growing company. Education. Mr. Ligon received a B.A. from Westminster College in 1963 and a J.D. from the University of Texas School of Law in 1969.

Directorships for the past five years: SteelPath MLP Funds Trust (January 2010 to present), Pre-Paid Legal Services, Inc. (March 2007 to present), Blueknight Energy Partners, LLP (January 2009 to present), PostRock Energy (January 2006 to present) and Panhandle Oil & Gas (August 2007 to present).

John C.G. O’Leary, 55, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. O’Leary has over 31 years of industry experience. Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with its head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy, and from 2004 to 2006, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consulting and brokerage services to customers in the upstream energy industry. Prior to commencing his work with Pareto Offshore in November 2004, Mr. O’Leary was President of Pride. He joined Pride in 1997 as Vice President of Worldwide Marketing. In addition to his experience in the oil and gas industry, which provides a view on the Board of Directors that encompasses the broader industry, Mr. O’Leary is experienced in finance and accounting matters and has extensive experience with financial statements. Education. Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduate degrees, one in Finance from Trinity College, Dublin and one in Petroleum Engineering from the French Petroleum Institute in Paris.

Directorships for the past five years: Technip (2008 to present), Huisman-Itrec (2006 to present) and Maritime Industrial Services Co. Ltd. (2006 to present).

Steven Bradshaw, 62, has served as one of our directors since April 2011. Qualifications and Experience. Mr. Bradshaw is currently a member of the Board of Directors and the Chairman of the Conflicts Committee of Blue Knight Energy Partners, LP, a publicly traded master limited partnership. From 2005 to 2009, Mr. Bradshaw was the Vice President of Administration and a new venture business advisor for Premium Drilling, Inc., an international offshore drilling contractor. From 1997 through 2001, and from 2004 through 2006, Mr. Bradshaw worked as a Managing Director for Global Logistics Solutions, a management and operations consulting group. From 2001 through 2003, Mr. Bradshaw served as the Executive Vice President of Skaugen Petrotrans, Inc., the United States subsidiary of I.M. Skaugen ASA, the world’s largest provider of ship-to-ship cargo transfer services. From 1989 to 1996, Mr. Bradshaw worked as the President of the Refined Products Division and an Executive Vice President of Marketing for the Kirby Corporation, a publicly traded transportation company. From 1986 through 1988, Mr. Bradshaw served as Vice President – Sales and a Market Development Manager for the Kirby Corporation. From 1975 through 1980, Mr. Bradshaw worked as a Terminals Manager for Midland Enterprises, Inc. Mr. Bradshaw served as a Lieutenant in the United States Navy from 1970 through 1973. Education. Mr. Bradshaw received a B.A. in Mathematics from the University of Missouri in 1970 and a M.B.A. from the Harvard Business School in 1975.

Directorships for the past five years: Blue Knight Energy Partners, LP (2009 to present) and Premium Drilling (Cayman) Limited (2006 to 2009).

Steinar Thomassen, 64, has served as one of our directors since 2008 and currently serves as Lead Independent Director. Qualifications and Experience. Mr. Thomassen has over 32 years of direct industry experience. Mr. Thomassen served as Manager of LNG Shipping for StatoilHydro ASA (formerly Statoil ASA) from August 2001 until his retirement in December 2007 and was responsible for the acquisition and construction supervision of three large LNG tankers. Previously, Mr. Thomassen served as Vice President of Industrial Shipping for Navion ASA from October 1997 to July 2001 and for Statoil ASA from September 1992 to September 1997 and was responsible for the chartering and operation of a fleet of LPG, chemical and product tankers. Previously, Mr. Thomassen served as Chief Financial Officer for Statoil North America Inc., from December 1989 to August 1992, and functioned as the head of administration, personnel, accounting and finance. From January 1986 until November 1989 he was employed by Statoil AS and served as Controller for the Statfjord E&P producing division, with a production of 800 thousand bbls per day. From May 1976 until December 1986, Mr. Thomassen was employed by Mobil Exploration Norway Inc., where he held various international positions, including Project Controller for the Statfjord Development, and served as Project Controller and Treasurer of the Yanbu Development Project in Saudi Arabia from January 1982 until December 1986. Mr. Thomassen’s experience in various positions with oil and gas companies provides international construction, marketing and general operational experience. Further, through his demonstrated skills as a chief financial officer, Mr. Thomassen provides the Board of Directors and the Audit Committee with valuable insight on finance matters, financial statements and audit matters. Education. Mr. Thomassen graduated from the Oslo School of Marketing in 1968.

Directorships for the past five years: Joint Gas Ltd. (2002 to 2007) and Northern Transport LNG Ltd. (2002 to 2007).

Douglas G. Smith, 42, has served as our Chief Financial Officer and Treasurer since November 2, 2007. Prior to joining us, Mr. Smith served with Pride as Vice President—Financial Projects from January 2007 to June 2007, as Vice President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. Mr. Smith is a certified public accountant and has a Bachelors of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Christopher G. DeClaire, 52, has served as our Vice President and Secretary since our inception. He also served as one of our directors until December 2009 and previously served as a director of Vantage Energy since its inception and served as Vantage Energy’s Chief Financial Officer and Treasurer until November 2, 2007. Mr. DeClaire has over 28 years of business experience. Prior to his involvement with Vantage Energy, Mr. DeClaire had successfully founded and sold 5 previous companies in various industries. Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm. From 1994 through 1998, Mr. DeClaire founded and served as the Chairman and Chief Executive Officer of Skillmaster, Inc., a temporary staffing company which had over 5,000 full time employees working the areas of IT and engineering at the time it was sold. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law with a minor in accounting.

Douglas W. Halkett, 50, has served as our Chief Operating Officer since January 15, 2008. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Programme for Management Development at Harvard Business School in 2003.

Edward G. Brantley, 56, has served as our Chief Accounting Officer and Controller since April 2008. Prior to joining us, Mr. Brantley served with Transmeridian Exploration Incorporated, an international exploration and production company, as Vice President and Chief Accounting Officer from 2005 to 2008. Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President—Finance of Baker Sand Control and Controller of Baker Hughes Inteq. Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire, 57, has served as our Vice President—Marketing and that of Vantage Energy, our predecessor, since January 15, 2008. Prior to joining us, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai. From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol Foramer. Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

Donald Munro, 56, has served as our Vice President—Operations since March 1, 2009, and previously served as our Operations Manager beginning on May 1, 2008. Prior to joining us, Mr. Munro served in a variety of positions across the globe during his more than 26 years of experience with Transocean Inc., most recently as General Manager—India from April 2006 until February 2008, Operations Manager—Indonesia from February 2005 until March 2006, and as Operations Manager—North Sea from July 2001 until January 2005.

William L. Thomson, 40, has served as our Vice President of Assets and Engineering since March 8, 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

Arrangement for Nomination of Directors

With respect to our current Board of Directors, Mr. Grantham was nominated in 2008 by F3 Capital, and Mr. Ong was nominated by F3 Capital in 2009. Further, in 2011, Messrs. Ligon and Bradshaw were also nominated by F3 Capital to replace Mr. Koichiro Esaka and Mr. Hsin-Chi Su, respectively, each of whom had previously served on our Board of Directors after being nominated by F3 Capital. Each of Messrs. Grantham, Ong, Ligon, and Bradshaw were subsequently reviewed and appointed as directors by our full Board of Directors, and Messrs. Grantham and Ong have previously been elected by shareholders. We currently anticipate that Messrs. Ligon and Bradshaw will be standing for election at our 2011 annual meeting of shareholders for the first time since joining the Board of Directors. In 2008, F3 Capital nominated Mr. Thomassen to our Board of Directors, and the Board of Directors chose to renominate him for election in 2009 and 2010. Mr. Thomassen has been designated as the Lead Independent Director of the Board of Directors and is no longer considered a nominee of F3 Capital.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the year ended December 31, 2010, all reports filed by our directors and executive officers under Section 16(a) were made timely, except that each of Messrs. Bragg, Smith, DeClaire, Brantley, Guiscardo and Esaka each filed one Form 4 late.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (the “Code of Conduct”). Our Code of Conduct is available at www.vantagedrilling.com on the “Corp Governance” page under the link “Vantage Code of Conduct and Ethics.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the “code of ethics” definition contained in Item 406(b) of Regulation S-K.

Audit Committee

During the year ended December 31, 2010, the Audit Committee consisted of Jorge E. Estrada, Koichiro Esaka and Steinar Thomassen. Mr. Esaka resigned from the Board of Directors and from the Audit Committee effective February 17, 2011 and was replaced by Duke R. Ligon. Mr. Thomassen serves as the Audit Committee Financial Expert and is the Chairman of the Audit Committee under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions. As of December 31, 2010, all of the members of the Audit Committee were independent as such term is defined under NYSE Amex rules. The Audit Committee met ten times during the year ended December 31, 2010.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to those individuals identified in the Summary Compensation Table below and referred to as our “named executive officers.”

We had a year of significant accomplishments in 2010 despite an environment that included several notable challenges. We completed our initial newbuild program, including the successful completion of our fourth jackup, the Topaz Driller, and our drillship, the Platinum Explorer. All four of our jackups and our drillship were completed on time and within budget which was critical for us. Our rig fleet achieved approximately 99% productive time for the year and we completed the year with a total recordable incident rate of 0.57, which we believe to be an industry-leading performance. In July 2010, we issued $1.0 billion aggregate principal amount of 11 1/2% Senior Secured Notes to refinance our bank facility and redeem previously issued secured notes, as well as to complete the acquisition of the Platinum Explorer. We accomplished this financing while the offshore drilling industry was under pressure due to the Macondo well incident and the financial market disruption associated with sovereign debt concerns in Europe.

Compensation Philosophy and Objectives

We have adopted an executive compensation program that reflects our philosophy that executive officers’ compensation should be closely aligned with the long-term interest of shareholders and that compensation should be strongly correlated with company-wide and individual performance. Our executive compensation program places an emphasis on equity-based incentives and performance based compensation; although, as more fully discussed below, modifications to the executive compensation program have been made for 2011 as we are not currently able to award equity-based compensation under the 2007 LTIP. The key business metrics we consider in establishing targets and measuring the performance of our executive officers include:

•	Safety performance;

•	Strong financial performance;

•	Customer satisfaction; and

•	Growth

The objectives of our executive compensation program are to attract, retain and motivate experienced high-quality professionals to meet the long-term interest of our shareholders and to reward outstanding performance. Many of our competitors are larger, more established offshore drilling companies with greater financial resources. In order to compete with these established offshore drilling companies, we must offer compensation competitive to the compensation of the executive officers of our peer group, which includes some of our larger competitors.

Consistent with our philosophy and objectives, we have designed a compensation program which we believe to be competitive with our peer group and have evaluated the mix of compensation between fixed (annual base salary) and performance-based compensation (typically annual incentive and long-term incentive plan awards). The Compensation Committee reviews each of the components of compensation and the metrics to evaluate the performance of our executives on an annual basis.

The components of our compensation program include:

•

Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive with the peer group. Currently base pay for our top five executive officers ranges from 78% to 96% of market median for our peer group.

•

Annual Cash Incentive Awards. This component of our compensation program is paid as an annual cash bonus based on our performance relative to the metrics established by the Compensation Committee and the individuals’ performance measured against his individual performance goals.

•

Time-vested Equity Awards. This component of our compensation program consists of time-vested restricted shares and/or options and is designed to encourage retention and align the executives’ interest with our shareholders.

•

Performance-based Long-Term Incentive Awards. This component of compensation consists of performance-based restricted shares, options and/or cash and is designed to focus executives’ performance on our business and financial performance which should generate long-term shareholder value.

•

Other Benefits. This component of our compensation program consists primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on foreign assignments including expatriate housing, schooling, home airfare and foreign taxes.

During 2010, we did not have shares available under the 2007 LTIP. We submitted a proposal to our shareholders to approve the amendment and restatement of the 2007 LTIP which would provide for, among other things, additional shares to be used to meet the targeted compensation levels for our executives. However, in January 2011, our shareholders voted against this proposal. Although we intend to submit this proposal to our shareholders again in 2011, in order to meet the 2010 targeted compensation levels for our executives, we adopted an executive retention plan (the “ERP”) in January 2011 as described below under “Elements of our Compensation Program – Equity Awards.”

Our Compensation Committee has also adopted a Change of Control Policy (the “COC Policy”) in order to foster a stable and secure working environment whenever we are evaluating significant corporate transactions. The COC Policy generally provides for payments to be made and benefits to be provided to qualified individuals in the event we undergo a change of control and a qualified individual’s employment is terminated. See “Elements of our Compensation Program – Severance and Other Termination Payments” for more on the COC Policy.

Compensation Committee

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually seeks advice from advisors as it believes is appropriate. The Compensation Committee reviews our compensation program including determining the allocation of the respective components of compensation, establishing guidelines for the long-term incentive plan, and reviewing the metrics for the annual incentive plan and the individual goals for the executive officers.

Benchmarking of Compensation and Compensation Consultant

The Compensation Committee believes that current practices of similarly-situated, publicly-held companies in the offshore contract drilling industry provide important information when making our compensation-related decisions. Accordingly, it considers the cash and equity compensation practices of other publicly held companies in the offshore contract drilling industry through the review of such companies’ public reports and through other resources. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, the Compensation Committee believes that gathering this information is an important part of our compensation-related decision-making process.

In 2008, the Compensation Committee retained Stone Partners Inc. (“Stone Partners”) to provide initial recommendations to us regarding our compensation program. This analysis included the establishment of the initial peer group for benchmarking purposes and review of the 2007 LTIP. For 2009 and 2010, Stone Partners advised the Compensation Committee with respect to industry compensation trends in the oil and gas services industry, focusing on international offshore drilling companies. In 2011, the Compensation Committee engaged Stone Partners to perform a comprehensive review of our compensation program. Included in the 2011 comprehensive review, Stone Partners re-evaluated our peer group to reflect our current size and performance. Additionally, in forming its recommendations, Stone Partners has supplemented its peer review with data from the Stone Partners Oilfield Services and Manufacturing Industry Survey, the Mercer Energy Compensation Survey and the Watson Wyatt Top Management Compensation Survey.

The Compensation Committee also consulted Stone Partners in its review of the terms and conditions of employment agreements that we entered into with our named executive officers in June 2008, other than Mr. Munro whose employment contract was executed in May 2008, and Mr. Thomson whose employment contract was executed in October 2009.

In performing its analysis and making recommendations, Stone Partners reported to and acted at the direction of the Compensation Committee. The Compensation Committee did not adopt all of the recommendations of Stone Partners, but utilized their work and its own judgment in making compensation decisions. Stone Partners is not affiliated with any of our directors or officers. Our executive management did not engage Stone Partners and did not direct or oversee the executive compensation analysis and recommendations of Stone Partners.

Peer Group

In 2008, the Compensation Committee evaluated our strategic plan and determined that we needed to attract an experienced management team from established international offshore drilling companies. Accordingly, we needed to design an executive compensation program that would attract the necessary executive talent. Together with Stone Partners, the Compensation Committee established the initial peer group of public companies including Pride International, Inc., Noble Corporation, ENSCO International Incorporated, Rowan Companies, Inc., Oceaneering International, Inc., Hercules Offshore, Inc., Complete Production Services, Inc., Grey Wolf, Inc. (subsequently acquired by Precision Drilling Trust), Parker Drilling Company and Atwood Oceanics, Inc.

For 2009 and 2010, the Compensation Committee and Stone Partners evaluated the compensation program by updating the 2008 recommendations for compensation trends in the broad oilfield services sector and did not evaluate a specific peer group.

In 2011, as part of the comprehensive review of the compensation program, Stone Partners reviewed the peer group to reflect changes in the industry participants and to reflect our current size and performance. The peer group for the 2011 compensation program includes Atwood Oceanics, Inc., Bristow Group, Inc., Complete Production Services, Inc., Ensco plc, Gulfmark Offshore, Inc., Helmrich & Payne, Inc., Hercules Offshore, Inc., Oceanering International, Inc., Parker Drilling Co., Pride International, Inc., Rowan Companies, Inc., Seadrill Ltd., and Songa Offshore SE.

In addition to the companies included in the peer group, Stone Partners reviewed the compensation programs for Noble Corp., Diamond Offshore Drilling, Inc., Nabors Industries Ltd., Transocean Ltd., Weatherford International Ltd., and Schlumberger Ltd. While these companies are larger than us, consideration was given to their compensation practices as they operate in several of the international jurisdictions that we operate in and they are direct competitors to us for highly-skilled executives.

Role of Executive Officers in Compensation Decisions

The compensation of our Chief Executive Officer and the other named executive officers was previously established pursuant to the terms of their respective employment agreements. The Compensation Committee consulted with Stone Partners in its review of the terms and conditions of these agreements (except Messrs.

Munro and Thomson, as discussed above). Our Chief Executive Officer played a role in our executive compensation decisions for other officers in 2010. Our Chief Executive Officer reviewed the performance of all officers and made his compensation recommendations to the Compensation Committee. In forming his recommendations, the Chief Executive Officer considered the performance of the individuals evaluated, their tenure with us, their initial compensation package upon joining us and any subsequent modifications, internal pay equity matters and our performance. While the Compensation Committee considered these recommendations, the final evaluation of the individual and company-wide performance was determined by the Compensation Committee.

Elements of our Compensation Program

There are four primary components to our executive compensation—annual base salary, annual cash incentive awards, equity-based awards and, with respect to executives resident in foreign countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. We attempt to set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at peer group companies. The Compensation Committee will review base salaries annually, subject to contractual obligations under the employment agreements with our executives. For 2010, our Compensation Committee initially determined that the base salaries being received by each of our named executive officers were appropriate and that no material adjustments should be made to their 2009 base salaries, however, in August 2010, Messrs. Bragg and Smith received cost of living adjustments of approximately 3% and 5%, respectively. Messrs. Halkett, Munro and Thomson are currently on expatriate assignment and did not receive a salary adjustment.

Annual Cash Incentive Awards. All of our executive officers participate in an annual cash incentive plan. Under this plan, each executive officer is assigned a target and a maximum bonus expressed as a percentage of his annual base salary. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2010 is set forth below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President—Operations	70%	140%
William L. Thomson	Vice President—Assets & Engineering	70%	140%

Target and maximum award percentages in the table above were established by our Compensation Committee in January 2010. As is typical among our peer group, target and maximum award percentages vary among the named executive officers based on the potential impact each position has on our financial performance. For 2010, target and maximum award levels were established at a level designed to approximate the median anticipated annual cash award opportunities for executives in comparable positions within our peer group.

The amount of the award actually earned by an executive is based on performance relative to pre-established departmental, strategic, safety, and financial goals and against individual goals assigned to the executive by the Compensation Committee. Under this structure, each performance category has a threshold, target, and maximum percentage assigned to the level of performance in that category, and each category is assigned a weighted percentage that corresponds to an executive’s target award percentage. As a result, executives’ awards are determined by multiplying the level of performance for each category by the percentage of each executive’s award allocated to that category (threshold, target and maximum percentages were set at 60%, 100% and 200%, respectively, for 2010). For example, if an executive obtained the threshold level of strategic performance, and his strategic performance weighted allocation was set at 30%, he would receive 18% percent of his target award (60% threshold multiplied by 30% weighted allocation).

The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	20%	N/A	20%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

For 2010, the Compensation Committee established goals focused in each category as follows:

Strategic. The strategic goals focused on increasing our liquidity position, stabilizing cash flows, growing our fleet, and the commencement of operations for the Platinum Explorer in India. In July 2010, we issued $1.0 billion aggregate principal amount of 11 1/2% Senior Secured Notes to refinance our bank facility and redeem previously issued secured notes, as well as to complete the acquisition of the Platinum Explorer. We commenced operation in India prior to year-end including completing all of the legal and regulatory requirements resulting in the Platinum Explorer commencing operations in India upon arrival. The Compensation Committee determined that each of the named executive officers achieved 125% performance for the strategic goals.

Financial. The 2010 financial targets included (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) earnings per share (“EPS”), (iv) our capital expenditures (“CAPEX”) and (v) CAPEX for the Platinum Explorer. The weighting in the bonus calculation for these metrics was 20%, 50%, 10%, 10% and 10%, respectively. At the time the goals were established, we did not own 100% of the Platinum Explorer, and it was managed separately from the our capital expenditure program. Each of these targets was established for specific objectives and the Compensation Committee considered adjustments to the financial results for one-time and non-routine charges.

Revenue. The objectives measured by the revenue target were for growth of our business, contract coverage for our fleet and productive time in the operation of our fleet. During 2010, we added an additional construction management contract, maintained continuous contract coverage for the fleet and achieved approximately 99% productive time for the fleet operations.

EBITDA. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. The objectives for EBITDA was used as benchmark for cash flows as there is a direct correlation between the cash flow generated from operating activities and EBITDA.

EPS. The objective measured by EPS was our overall profitability.

CAPEX. The objective measured by our CAPEX was the preservation of capital while maintaining the high-quality of our fleet. Capital expenditures included the completion of the Topaz Driller, maintenance capital expenditures and information technology projects. In addition to the target levels established for this metric, we were required to maintain fleet productive time in excess of 95%, otherwise no bonus could be allocated to this metric.

The objective measured by the CAPEX for the Platinum Explorer was the preservation of capital while remaining focused on the timely delivery of the Platinum Explorer. In addition to the target levels established for this metric, we were required to have the Platinum Explorer on contract generating revenue by February 1, 2011, otherwise no bonus could be allocated to this metric. This metric was also evaluated by the total remaining project costs for the Platinum Explorer including capital commitments which will be paid in future periods.

The following is the calculation of the assessment of the financial targets for 2010:

(in millions, except earnings per share)
	Minimum	Target	Maximum	Results	Bonus Achievement	Weighting	Contribution
EPS	$(0.06)	$(0.03)	$0.10	$(0.07)	—	10%	—
EBITDA	$51.0	$85.0	$119.0	$81.3	89%	50%	44.6%
Revenue	$158.9	$176.6	$203.1	$185.5	133%	20%	26.7%
CAPEX, Company	$31.1	$25.9	$20.7	$20.9	196%	10%	19.6%
CAPEX, Platinum Explorer	$120.0	$100.0	$80.0	$99.7	101%	10%	10.1%
Total weighted-average Financial Metrics							101%

Safety. Safety is an essential element of our operations for both the well being of our employees and our long term business prospects. Safety was measured by Total Recordable Incident Rate, a work place safety indicator (“TRIR”). Based on our achievement of a .57 TRIR for 2010, which we believe to be an industry-leading performance, is significantly below average for the offshore drilling industry and in excess of 40% below the TRIR goal of 1.0 established by the Compensation Committee for 2010, each of the named executive officers received 200% of his target award for safety goals, the maximum award that could be earned.

Departmental. In 2010, the goals for our operations department, led by Mr. Munro, were focused on the commencement of operations for the Aquamarine Driller, Topaz Driller and Platinum Explorer and maintaining a high level of productive time across the fleet. In 2010, the goals for our engineering department, led by Mr. Thomson, were focused on the timely delivery of the Platinum Explorer and maintaining related costs controls. Given the significance of the timely delivery and commencement of operations of the Platinum Explorer and the risk of liquidated damages for late delivery, additional emphasis in the respective departmental goals was made for coordination between the operations department and engineering department. The Platinum Explorer was delivered on November 15, 2010 and commenced operation in India on December 29, 2010, two days ahead of its scheduled commencement date. For 2010, Messrs. Munro and Thomson were determined to have achieved 110% and 125% of their departmental goals, respectively.

Individual. This approach focused on establishing goals for each named executive officer that were appropriate based on the executive’s primary area of responsibility. Generally, an executive will receive his target award only for the achievement of all of his individual goals, but under certain circumstances may receive an award above target if one or more goals are obtained more quickly than targeted or if the goal is performed to a level that is above and beyond the requirement necessary to achieve the target award.

For 2010, Mr. Bragg’s individual goals included improvement in our net asset value, fleet expansion and the delivery and deployment of the Platinum Explorer. Mr. Smith’s individual goals included completing our strategic financing plan, implementing risk analysis and developing a long-term tax plan. Mr. Halkett’s individual goals included fleet expansion, delivery of the Seadragon and the Platinum Explorer, work on financing plan and visit all operating rigs, bases and clients. Mr. Munro’s individual goals included setting up operational bases in India and Mexico, delivery and deployment of the Seadragon and Platinum Explorer and maintaining the budget on our jackup operations. Mr. Thomson’s individual goals included supply chain improvements, operating our engineering and maintenance departments at peak performance, gaining additional construction management projects and developing new pricing and delivery schedules and specifications for potential newbuild jackup orders.

For 2010, Messrs. Bragg, Smith, Halkett, Munro and Thomson exceeded their individual goals and received 126%, 115%, 126%, 130% and 130%, respectively.

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

During 2010, our company-wide and individual performance goals then in effect were as described above. The target and actual cash awards paid to each of the named executive officers are shown in the table below. The actual cash awards are also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table which follows this Compensation Discussion and Analysis.

	2010 Non-Equity Incentive Awards
Name	Target Bonus as a % of Salary	Payout Range as a % of Target	Target Bonus Award ($)	Maximum Award ($)	Actual Cash Award ($)
Paul A. Bragg	100%	126%	515,000	1,030,000	635,897
Douglas G. Smith	75%	122%	217,500	435,000	248,244
Douglas W. Halkett	80%	126%	320,000	640,000	401,920
Donald Munro	70%	133%	192,500	385,000	256,410
William L. Thomson	70%	136%	185,500	371,000	252,651

Equity Awards. We use a combination of restricted share awards and share options and other equity-based awards to retain our executives and align their interests with our shareholders. During 2010, the Compensation Committee reviewed the levels of share ownership of our executives, the total targeted compensation levels for our executives, industry compensation trends and the mix of fixed compensation versus variable compensation. Based on this review, the Compensation Committee determined targeted equity awards to our executive officers. The anticipated equity awards were to vest in equal annual installments beginning on the first anniversary of the date of grant.

As we did not have shares available under the 2007 LTIP to make these awards, we submitted a proposal to our shareholders to approve the amendment and restatement of the 2007 LTIP which would provide for, among other things, additional shares to be used to meet the targeted compensation levels for our executives. However, in January 2011, our shareholders voted against this proposal. Although we intend to submit this proposal to our shareholders again in 2011, we provided our executives with the ERP in order to meet the 2010 targeted compensation levels for our executives.

Our executive officers believe that equity awards are an essential element of the compensation program for our leadership team. In order to make the 2010 equity awards to our key employees (other than our executive officers), ten of our officers, including the named executive officers, voluntarily forfeited share options exercisable for a total of 1,112,750 shares. These forfeitures were made in January 2011 following the shareholders vote against the proposal related to the 2007 LTIP. The shares underlying these share options were then made available for award under the 2007 LTIP. In January 2011, the Compensation Committee approved the equity awards to be awarded to our key employees and some of the shares were reserved for new hires as part of our 2011 recruiting program. None of the officers who forfeited share options were eligible for these equity awards.

Executive Retention Plan. Due to the unavailability of shares necessary to make awards to our officers in line with the recommended amounts included in their employment agreements, the Compensation Committee adopted the Executive Retention Plan. Awards under the ERP were made to executive officers and Mr. O’Leary. Each award paid under the ERP vests over a four year period with such vesting to occur quarterly on January 1st, April 1st, July 1st and October 1st of each year, such that one-sixteenth of the total award shall vest on each quarterly vesting date. Upon vesting, each award payable under the ERP shall be paid in cash, net of applicable withholdings. If a participant has their employment or engagement with us terminated for any reason prior to a vesting date, that participant shall immediately forfeit any unvested award under the ERP; provided, however, that such awards shall not be forfeited if the termination is (a) without “cause”, (b) due to disability, death or for “good reason” or (c) within two (2) years following a “change of control” (in each case, as such term is defined in the ERP). In the event a participant’s employment or engagement is terminated under any of the circumstances set forth in (a)-(c) immediately above, then the vesting of any unvested portion of an award under the ERP shall be accelerated so that the award is fully vested on the participant’s termination date.

The total value of the awards made under the ERP for our executive officers are as follows:

Paul Bragg	$1,158,750
Douglas Smith	$467,363
Douglas Halkett	$780,000
Donald Munro	$453,750
William Thomson	$437,250

Our executive officers believe that equity awards are an essential element of the compensation program for our leadership team. In order to make the 2010 equity awards to our key employees (other than our executive officers), ten of our officers, including the named executive officers, voluntarily forfeited share options exercisable for a total of 1,112,750 shares. These forfeitures were made in January 2011 following the shareholders vote against the proposal related to the 2007 LTIP. The shares underlying these share options were then made available for award under the 2007 LTIP. In January 2011, the Compensation Committee approved the equity awards to be awarded to our key employees and some of the shares were reserved for new hires as part of our 2011 recruiting program. None of the officers who forfeited share options were eligible for these equity awards.

2011 Compensation Program Highlights

For the 2011 compensation program, the Compensation Committee undertook a comprehensive review of our compensation program for all of our officers with assistance from Stone Partners. As we remain committed to long-term shareholder value and the philosophy that compensation should be strongly correlated to both company-wide and individual performance, we have adopted the following:

•

Guidelines for performance-based long-term incentive awards. Beginning in 2011, future equity awards to our executive officers will be a mix of both time-based and performance based equity awards. While we may modify our guidelines from time to time in response to industry trends, we have established initial guidelines that future equity awards will not be less than 33% performance-based awards. The performance-based awards will vest at future time intervals with the level of vesting determined by performance based metrics. The vesting periods for time-based and performance-based awards will be for periods of four years and three years, respectively. These performance based metrics will include benchmark total shareholder returns measured against our peer group and financial metrics including return on capital employed, EBITDA and other financial metrics as determined by the Compensation Committee at the time of award.

•

Compensation clawback provisions. Beginning in 2011, any compensation, including equity awards, to our officers which was determined based on the calculation of our performance against financial metrics will be subject to recovery by us in the event that such financial metrics are negatively impacted by a restatement of our financial statements. Prior to the adoption of this clawback provision, we were only entitled to such recoveries from our Chief Executive Officer and Chief Financial Officer.

•

Guidelines for executive share ownership. We have established initial share ownership guidelines for our named executive officers. Within three years of the adoption of these guidelines, or in the event of a new hire, within five years of initial employment, the Chief Executive Officer shall hold share ownership equal to not less than five times his annual base pay and all other named executive officers shall hold share ownership of not less than three times their annual base pay. For purposes of calculating share ownership, the named executive officers may include in the calculation the unvested portion of restricted share awards valued at the then current market price.

2011 Compensation Program

Base Salary. No adjustments to base salary for our executive officers have been made during 2011. We may adjust base salaries from time to time in order to respond to industry trends or market conditions.

Annual Cash Incentive Awards. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2011 is set forth in the table below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President—Operations	70%	140%
William L. Thomson	Vice President—Assets & Engineering	70%	140%

The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	20%	N/A	20%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

Strategic. The strategic goals for 2011 are focused on (i) improving profitability by reducing fixed cost relative to the size of our fleet and improving the costs of capital, (ii) growth of the fleet whether by acquisition, newbuild or increasing management contracts, (iii) share price performance, and (iv) increasing overhead efficiency in our internal controls and information technology.

Financial. The financial targets for 2011 are as follows:

	Threshold	Target	Maximum
Operating Revenue (i)	$360.8	$401.0	$481.2
EBITDA	$170.3	$189.2	$227.1
EPS	$(0.25)	$(0.21)	$(0.19)
Productive Time	82%	86%	95%

(i)	Does not include revenue from reimbursable in the management business

Quality Health & Safety. Safety is an essential element of our operations for both the well being of our employees and our long term business prospects. For safety, we are measuring the improvement from our 2010 performance and have set a TRIR target ratio of .9 and a lost time incident rate target ratio of .45. We are going to measure quality by measuring our improvement in customer satisfaction surveys.

Departmental. The 2011 departmental goals for our operations and engineering departments are focused on achieving increased operational efficiencies across our fleet and taking the necessary steps for the Dragonquest to commence operations during 2011. For purposes of these departmental goals, our executives’ performance will largely be measured against the budgeted performance for our fleet and management projects, and the delivery and commencement of operations on the Dragonquest. Target awards will be achieved if performance is in line with our budgets and schedules, with above target awards to be earned only upon achieving substantial improvement over expected performance.

Individual. The goals for each named executive officer were established that are appropriate based on the executive’s primary area of responsibility. The executive will receive his target award only for the achievement of all of his individual goals, but under certain circumstances may receive an award above target if one or more goals are obtained more quickly than targeted or if the goal is performed to a level that is above and beyond the requirement necessary to achieve the target award.

Severance and Other Termination Payments

Under our employment agreements with our named executive officers, reasonable “change of control” and severance benefits are provided to our named executive officers and certain other employees. In the case of our named executive officers, the Compensation Committee believes these benefits reflect the competitive marketplace for executive talent and are in line with similar arrangements of companies with executives in comparable positions. Our Compensation Committee has also adopted the COC Policy in order to foster a stable and secure working environment whenever we are evaluating significant corporate transactions. The COC Policy generally provides for payments to be made and benefits to be provided to qualified individuals in the event we undergo a change of control and a qualified individual’s employment is terminated. The payments to be made and benefits to be provided upon a triggering event include, among other things, payment of a one-time severance payment, accelerated vesting of incentive awards and outplacement assistance. The amounts payable to qualified individuals under the COC Policy shall be reduced by any other payment such individual is entitled to under an employment agreement and then the individual shall receive the greater of the two amounts. In no instance will a qualified individual be eligible to receive severance payments from multiple sources. The COC Policy covers our named executive officers, as well as certain executives and key employees. In order to be eligible to receive payments or benefits under the COC Policy, the qualified individual’s employment must be terminated by us without “cause” or by the executive for “good reason” (as such terms are defined in the COC Policy) within six months prior to a change of control or during the twenty-four months after a change of control. Further, before any payments can be made or benefits received under the COC Policy, the qualified individual is required provide us with a release. Subject to certain limitations and qualifications, the following events qualify as a “change of control” under the COC Policy: (a) the acquisition by any individual, entity or group of fifty percent or more of our ordinary shares, (b) certain reverse mergers, (c) the individuals who made up our Board of Directors on November 29, 2010 failing to constitute a majority of our Board of Directors at any time thereafter, (d) our completion of a merger with another entity, (e) the sale or disposition of all or substantially all of our assets and (f) the adoption of any plan or proposal for our liquidation or dissolution. Except as noted, the COC Policy is in addition to and does not supersede or in any other way affect the terms of any employment agreement or the 2007 LTIP.

Our change of control and severance benefit arrangements with the named executive officers and certain other employees recognize that our employees have built us into the successful enterprise we are today.

The purpose of these change of control arrangements is to:

•

ensure that the actions and recommendations of our senior management with respect to a possible or actual change of control are in the best interests of the company and our shareholders, and are not influenced by their own personal interests concerning their continued employment status after the change of control; and

•	reduce the distraction regarding the impact of an actual or potential change of control on the personal situation of the named executive officers and other key employees.

More detailed information about the employment agreements and the possible payouts under the COC Policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Insider trading policy. Our insider trading policy prohibits our directors and executive officers from short-swing trading in and short sales of our securities.

Expatriate perquisites. Executives who are resident in foreign countries also receive a standard array of expatriate executive perquisites that we believe is competitive with those of peer companies engaged in significant international operations. These include paid housing and utilities, use of an automobile, payment or reimbursement of in-country taxes, business class travel for extended flights, annual business class round trip flights for annual leave and school tuition expenses for their children.

Other Compensation

We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are available to all salaried employees and do not discriminate in favor of executive officers. For our Chief Executive Officer and Chief Financial Officer, we also provided a car allowance as noted below in the “Summary Compensation Table.”

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total Compensation ($)
Paul A. Bragg (3)	2010	506,250	—	—	—		1,794,647	19,500	(4)	2,320,397
Chairman and Chief Executive Officer	2009	500,000	—	749,145	—		545,500	18,000	(4)	1,812,645
	2008	257,673	279,452	3,487,680	1,051,373	(7)	—	9,000	(4)	5,085,178

Douglas G. Smith	2010	280,668	—	—	—		715,607	17,437	(4)	1,013,712
Chief Financial Officer	2009	275,000	—	348,195	—		210,018	18,762	(4)	851,975
	2008	275,000	192,500	1,118,880	375,435	(7)	—	8,745	(4)	1,970,560

Douglas W. Halkett (5)	2010	400,000	—	—	—		1,181,920	525,551	(6)	2,107,471
Chief Operating Officer	2009	400,000	—	622,395	—		385,920	436,089	(6)	1,844,404
	2008	384,946	308,603	1,843,800	625,725	(7)	—	349,322	(6)	3,512,396

Donald Munro (5)	2010	275,000	—	—	—		710,160	342,997	(6)	1,328,157
Vice President—Operations	2009	275,000	—	337,800	—		242,591	288,490	(6)	1,143,881
	2008	203,333	110,753	821,520	275,010	(7)	—	183,369	(6)	1,593,985

William L. Thomson (8)	2010	265,000	—	—	—		693,901	361,297	(6)	1,316,198
Vice President—Operations	2009	265,000	—	328,050	—		235,934	286,789	(6)	1,115,773
	2008	216,175	108,541	741,720	250,290	(7)	—	170,166	(6)	1,486,892

(1)	The amounts shown represent the grant date fair value of restricted stock and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing stock and option awards, please see “Note 2. Basis of Presentation and Significant Accounting Policies—Share-Based Compensation” in the consolidated financial statements included herein.
(2)	For 2009, reflects amount paid in March of 2010 to each executive pursuant to our 2009 annual cash incentive award program. For 2010, reflects amount paid in 2011 to each executive pursuant to our 2010 annual cash incentive award program ($635,897 for Mr. Bragg, $248,244 for Mr. Smith, $401,920 for Mr. Halkett, $256,410 for Mr. Munro and $252,651 for Mr. Thomson), as well as the total value of the awards granted pursuant to the ERP to the named executive officers in 2011 as part of their 2010 compensation as described below under “-Employment Agreements” ($1,158,750 for Mr. Bragg, $467,363 for Mr. Smith, $780,000 for Mr. Halkett, $453,750 for Mr. Munro and $437,250 for Mr. Thomson).
(3)	Mr. Bragg, a founding executive officer, did not receive any cash or non-cash compensation for services rendered to our predecessor prior to June 12, 2008.
(4)	Reflects amount paid for the named executive’s car allowance and matching contributions under our 401(k) plan.
(5)	Messrs. Halkett and Munro’s employment with us commenced in 2008.
(6)	For our executive officers working overseas, we provide the cost of housing, vehicle leases, schooling for the employees’ children and the cost of airfare for periodic visits to that executive’s home country. The following table reflects the amounts included as compensation for each of Messrs. Halkett, Munro, and Thomson in these categories:

	Year	Housing	Vehicle	Schooling	Home Airfare	Taxes Paid	Total
Douglas W. Halkett	2010	150,420	20,684	13,154	32,386	308,906	525,551
	2009	187,234	23,222	12,398	38,500	174,735	436,089
	2008	139,285	20,488	34,248	37,129	118,172	349,322

Donald Munro	2010	126,609	18,844	—	17,667	179,878	342,997
	2009	127,660	19,076	14,919	22,200	104,635	288,490
	2008	86,507	11,324	25,000	14,901	45,637	183,369

William L. Thomson	2010	130,353	19,346	11,805	20,610	179,183	361,297
	2009	137,872	19,630	13,406	24,500	91,381	286,789
	2008	85,001	12,411	7,179	20,070	45,505	170,166

(7)	In order to make the equity awards to our key employees (other than our executive officers) under the 2007 LTIP, the named executive officers voluntarily forfeited these option awards in their entirety.
(8)	Mr. Thomson’s employment commenced with us in 2008, but he did not become a named executive officer until 2009.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Maximum($)	All Other Stock Awards: Number of Shares of Stock (3)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise Price of Option Awards ($) (3)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)

Paul A. Bragg		30,900	515,000	(1)	1,030,000
			1,158,750	(2)

Douglas G. Smith		13,050	217,500	(1)	435,000
			467,363	(2)

Douglas W. Halkett		38,400	320,000	(1)	640,000
			780,000	(2)

Donald Munro		23,100	192,500	(1)	385,000
			453,750	(2)

William L. Thomson		22,260	185,500	(1)	371,000
			437,250	(2)

(1)	Messrs. Bragg, Smith, Halkett, Munro and Thomson received cash incentive awards of $635,897, $248,244, $401,920, $256,410 and $252,651, respectively, for 2010.
(2)	Messrs. Bragg, Smith, Halkett, Munro and Thomson received awards pursuant to the ERP of $1,158,750, $467,363, $780,000, $453,750 and $437,250, respectively, for 2010. Each award paid under the ERP vests over a four year period with such vesting to occur quarterly on January 1st, April 1st, July 1st and October 1st of each year, such that one-sixteenth of the total award shall vest on each quarterly vesting date. Upon vesting, each award payable under the ERP shall be paid in cash, net of applicable withholdings. For more, see the discussion of the ERP under “-Employment Agreements” below.
(2)	There were no restricted share or option awards to any named executive officers during the year ended December 31, 2010.

Employment Agreements

We entered into employment agreements with each of our named executive officers, effective June 18, 2008 in the case of Messrs. Bragg, Smith and Halkett, effective May 1, 2008 in the case of Mr. Munro, and effective October 27, 2009 in the case of Mr. Thomson. Each employment agreement provides for an initial term of two years, with an automatic annual renewal for one year from the anniversary date of each agreement unless either party gives notice of non-renewal at least ninety-days before the renewal date. Under the terms of the agreements, Messrs. Bragg, Smith, Halkett, Munro and Thomson are entitled to annual base salaries of $515,000, $290,000, $400,000, $275,000, and $265,000, respectively, with the potential target annual cash incentive award of 100%, 75%, 80%, 70%, and 70% of their salaries.

Subject to adjustments based on market conditions and industry compensation trends, each of the employment agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted stock and/or stock options as follows: $2,100,000 to Mr. Bragg, $750,000 to Mr. Smith, $1,250,000 to Mr. Halkett, a range of $400,000 to $550,000 to Mr. Munro and $662,500 to Mr. Thomson. As we did not have shares available under the 2007 LTIP to make these awards, we submitted a proposal to our shareholders to approve the amendment and restatement of the 2007 LTIP which would provide for, among other things, additional shares to be used to meet the targeted compensation levels for our executives. However, in January 2011, our shareholders voted against this proposal. Although we intend to submit this proposal to our shareholders again in 2011, we provided our executives with the ERP in order to meet the 2010 targeted compensation levels for our executives. Under the ERP, each of the named executive officers received an award that will vest quarterly over a four year period. Upon vesting, each award will be paid in cash, net of applicable withholdings. A participant will receive his award if the participant is still employed by us on the relevant vesting date, however, in the event of termination (a) without “cause,” due to disability, death, or for “good reason,” or (c) within two years following a “change in control” (in each case, as such terms are defined in the ERP), any unvested portion the award will be accelerated such that the award shall be fully vested on the participant’s termination date. For more information on the ERP, please see “Compensation Discussion and Analysis – Elements of Our Compensation Program – Executive Retention Plan.”

Under the terms of the employment agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of one year following the termination of his employment.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause or in the event of a change of control, each as of December 31, 2010, the named executive officer would be entitled to payments in the amounts set forth opposite to their name as follows:

		Paul A. Bragg	Douglas G. Smith	Douglas W. Halkett	Donald Munro	William L. Thomson
Payments on termination without cause or for good reason	Salary (1)	1,545,000	580,000	800,000	275,000	265,000
	Non-Equity Incentive Compensation (1)	1,545,000	435,000	640,000	192,500	185,500
	Accelerated Vesting of Equity Awards (2)	1,145,377	486,134	847,779	434,217	416,962
	Accelerated Vesting of ERP Awards (3)	1,158,750	467,363	780,000	453,750	437,250
	Total ($)	5,394,127	1,968,497	3,067,779	1,355,467	1,304,712
Payments on termination following a change of control	Salary (4)	1,545,000	870,000	1,200,000	550,000	530,000
	Non-Equity Incentive Compensation (4)	1,545,000	652,500	960,000	385,000	371,000
	Accelerated Vesting of Equity Awards (2)	1,145,377	486,134	847,779	434,217	416,962
	Accelerated Vesting of ERP Awards (3)	1,158,750	467,363	780,000	453,750	437,250
	Total ($)	5,394,127	2,475,997	3,787,779	1,822,967	1,755,212

(1)	Reflects payments of three years of salary and target non-equity incentive compensation in the case of Mr. Bragg, two years of salary and target non-equity incentive compensation in the case of Messrs. Smith and Halkett, and one year of salary and target non-equity incentive compensation in the case of Messrs. Munro and Thomson.
(2)	Under the terms of their employment agreements, each of our named executive officers is entitled to receive immediate vesting of all equity awards upon termination without cause, termination by the executive with good reason, or upon a change of control.

(3)	Pursuant to the terms of the ERP, each of our executive officers is entitled to receive full vesting of the retention award received upon termination without cause, termination by the executive with good reason, or in connection with a change of control.
(4)	Reflects payments equal to three years of annual salary and target non-equity incentive compensation for each of Messrs. Bragg, Smith, and Halkett, and two years of annual salary and target non-equity incentive compensation for Messrs. Munro and Thomson payable pursuant to the terms of the COC Policy if terminated following a change of control.

Employment Agreements

Cash payments are payable quarterly, except in the case of a termination without cause, in which case the payments are in a lump sum within ten days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary. In the event of an executive’s disability, his employment will continue for one year from the date of disability. In addition, assuming the employment of any of our named executive officers was to be terminated without cause (as defined in the employment agreements), for good reason (as defined in the employment agreements), or constructively terminated without cause (as defined in the employment agreements) or in the event of a change of control (as defined in the employment agreements), they would be entitled to accelerated vesting of all options and share awards. Please see “—Grants of Plan-Based Awards” table provided above for information regarding the value of option and share awards.

During the executive’s employment and for a period of one year following a termination for any reason (including a termination without cause, for good reason, constructive termination without cause or a termination in connection with a change of control), the executive cannot, anywhere in the specified geographic region, directly or indirectly:

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

COC Policy

Our COC Policy covers our named executive officers, as well as certain executives and key employees, and generally provides for payments to be made and benefits to be provided to qualified individuals in the event that we undergo a change of control and the qualified individual’s employment is terminated. Pursuant to the terms of the COC Policy, qualified individuals would be entitled to a one-time severance payment, accelerated vesting of incentive awards and outplacement services in the event that the payments to be made and benefits to provided upon a triggering event include, among other things, a one-time severance payment, accelerated vesting of incentive awards and outplacement assistance. In order to be eligible to receive payments or benefits under the COC Policy, the qualified individual’s employment must be terminated by us without “cause” or by the individual for “good reason” (as such terms are defined in the COC Policy) within six months prior to a change of control or during the twenty-four months after a change of control. The amounts payable to qualified individuals under the COC Policy shall be reduced by any other payment such individual is entitled to under an employment agreement, and then the individual shall receive the greater of the two amounts. For more information on the COC Policy, please see “Compensation Discussion and Analysis – Elements of Our Compensation Program – Severance and Other Termination Payments” above.

Outstanding Equity Awards at Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised Unexercisable Options (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Units That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Paul A. Bragg	170,124	170,125	8.40	6/12/2018	—	—
	—	—	—	—	564,225	1,145,377
Douglas G. Smith	60,750	60,750	8.40	6/12/2018	—	—
	—	—	—	—	239,475	486,134
Douglas W. Halkett	101,250	101,250	8.40	6/12/2018	—	—
	—	—	—	—	417,625	847,779
Donald Munro	44,500	44,500	8.40	6/12/2018	—	—
	—	—	—	—	213,900	434,217
William L. Thomson	40,500	40,500	8.40	6/12/2018	—	—
	—	—	—	—	205,400	416,962

(1)	Options vest ratably over a 4-year period for each of the named executive officers beginning with the first anniversary date or June 12, 2009. In January 2011, the named executive officers surrendered for cancellation all of the previously granted options. There were no option or restricted share awards to any named executive during the year ended December 31, 2010.
(2)	Restricted stock granted to our named executive officers vests 25% annually commencing on the first anniversary of the date of grant. For Messrs. Bragg, Smith, Halkett, Munro, and Thomson, there are 311,400, 99,900, 164,625, 73,350, and 66,225 shares of restricted stock for which the first vesting date occurred on June 12, 2009, 185,500, 105,500, 185,500, 95,000 and 95,000 shares of restricted stock for which the first vesting date occurred on March 31, 2010, and 290,000, 125,000, 225,000, 125,000, and 120,000 shares of restricted stock for which the first vesting date occurred on November 15, 2010.
(3)	The market value of the share awards is equal to the number of unvested shares times $2.03, the closing price of our shares as quoted on the NYSE Amex on December 31, 2010.

2010 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Bragg	—	—	222,675	349,348
Douglas G. Smith	—	—	90,925	142,756
Douglas W. Halkett	—	—	157,500	247,684
Donald Munro	—	—	79,450	125,507
William L. Thomson	—	—	75,825	119,783

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director and Consultant Compensation Paid to John C. G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of the Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we currently pay Strand Energy a monthly consulting fee of EUR30,000, or an average of $41,162 per month based on the exchange rate for between the Euro and the U.S. dollar for the year ended December 31, 2010. Additionally, under the terms of the consulting agreement, Mr. O’Leary received a signing payment of EUR180,000 ($255,510) in 2009 and Mr. O’Leary is entitled to participate in our benefit and executive compensation programs. Unless terminated earlier, this agreement will terminate on May 5, 2012. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other party(ies) to the transaction.

In addition to the payments we made to Strand Energy during 2009 and 2010, and in accordance with the terms of the consulting agreement, our Chief Executive Officer established an annual cash incentive award for Mr. O’Leary with a target of 80% of the consulting fee paid to Strand Energy. In addition, an award was made to Strand Energy under the ERP for services provided in 2010.

Mr. O’Leary did not receive any compensation for his service as a director during 2010.

The following table indicates the compensation received by Strand Energy and Mr. O’Leary from us during 2010 and 2009 pursuant to the terms of the consulting agreement, including all compensation paid under the terms of the 2007 LTIP, the annual cash incentive award plan and the ERP.

Year	Consulting Fees ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total Compensation ($)
2010	493,947	—	—	1,168,000	—	1,661,947
2009	523,692	622,395	—	300,545	—	1,446,632

(1)	For 2009, reflects amount paid pursuant to our 2009 annual cash incentive award program. For 2010, reflects amount paid in 2011 pursuant to our 2010 annual cash incentive award program ($401,920), as well as the total value of the retention award which was granted in 2011 pursuant to the ERP ($766,080).

Strand Energy provides us with guidance on construction and engineering opportunities at shipyards around the world. Further, Strand Energy assists us by identifying rig contracting opportunities in drilling markets and collaborative alliances with strategic partners. Mr. O’Leary is the owner of Strand Energy and is well-known and respected in the industry, and serves on the board of directors of several public and private enterprises. Mr. O’Leary generates many business opportunity leads and advises us on acquisition opportunities and structures.

We believe that the monthly consulting fee paid to, and the terms of the consulting agreement with, Strand Energy are no less favorable than could have been obtained from a non-affiliated third party. We agreed to make a signing payment to Strand Energy in order to induce Mr. O’Leary to forego other business opportunities, including the termination of consulting services being provided to another offshore drilling company to instead focus his efforts on our behalf. We determined that the payment fairly compensated Mr. O’Leary for the lost earnings opportunities related to the terminated agreement.

We chose to have Mr. O’Leary participate in our benefit and executive compensation programs in order to attract and retain his services as our consultant. This participation was in lieu of the success fees typically paid to consultants. In effect, Mr. O’Leary fills the roles of an executive responsible for our business development and strategic planning roles. Without retaining Mr. O’Leary, we would have needed to recruit a senior executive for business development and possibly another for strategic planning roles. We believe it would have been difficult to find persons as capable as Mr. O’Leary for these roles.

Our Chief Executive Officer, with input from the Board of Directors and on our behalf, determined to provide Mr. O’Leary (i) an annual cash incentive award with a target of 80% of the consulting fee paid and (ii) the salary, stock awards and non-equity incentive plan compensation in the amounts so awarded, in order to align his compensation with the responsibilities and duties expected of him in the performance of the consulting services provided by Strand Energy. We consider Strand Energy’s consulting services in connection with our business and strategic development to be commensurate with the skill, specialized knowledge and professional contacts possessed by our Chief Executive Officer and Chief Operating Officer. On this basis, and in line with the compensation arrangements for these other executive officers, we established Strand Energy’s annual cash incentive award, salary, stock awards and non-equity incentive plan compensation.

2010 Director Compensation

We adopted a new director compensation program in September 2010. Under the terms of this director compensation program, directors receive an annual grant of restricted stock valued at $95,000. Additionally, the director compensation plan includes additional compensation of $15,000 and $12,000 annually for the chairmen of the Audit and Compensation Committees, respectively. The compensation payable to these committee chairmen will be paid in either cash or shares of restricted stock, at each chairman’s election. All equity awards provided under the proposed director compensation plan will vest one year after the date of grant. Due to limitations on our ability to issue shares under the 2007 LTIP, all director compensation for board service in 2010 was paid in cash. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees.

The following table indicates the compensation paid to each director during 2010.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Jorge E. Estrada	190,000	(4)	—	—	—		—	190,000
Koichiro Esaka (1)	142,500	(5)	—	—	—		—	142,500
Robert Grantham	190,000	(4)	—	—	—		—	190,000
Marcelo D. Guiscardo	210,000	(4)	—	—	—		—	210,000
Ong Tian Khiam	142,500	(5)	—	—	—		—	142,500
John C.G. O’Leary (3)	—		—	—	1,168,000	(6)	493,947	1,661,947
Hsin-Chi Su (2)	190,000	(4)	—	—	—		—	190,000
Steinar Thomassen	220,000	(4)	—	—	—		—	220,000

(1)	Mr. Esaka resigned from the Board of Directors effective February 17, 2011 and was replaced by Mr. Duke R. Ligon.
(2)	Mr. Su resigned from the Board of Directors effective April 14, 2011 and was replaced by Mr. Steven Bradshaw.
(3)	Pursuant to his role as a consultant and certain unique aspects of his compensation, we have included a special section in this Item 11 for purposes of indicating the total compensation paid to Mr. O’Leary. For detailed information on Mr. O’Leary’s compensation, please see “—Director and Consultant Compensation Paid to John C.G. O’Leary.”
(4)	Represents director’s fees for 2009 and 2010 that were paid in 2010.

(5)	Represents director’s fees for one-half of 2009 and 2010 that were paid in 2010.
(6)	For 2009, reflects amount paid pursuant to our 2009 annual cash incentive award program. For 2010, reflects amount paid in 2011 pursuant to our 2010 annual cash incentive award program ($401,920), as well as the total value of the retention award which was granted in 2011 pursuant to the ERP ($766,080)

Compensation Committee Report

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

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

By the Compensation Committee of the Board of Directors,

Marcelo D. Guiscardo, Chair

Duke R. Ligon

Robert Grantham

Steven Bradshaw

Compensation Committee Interlocks and Insider Participation

Messrs. Guiscardo, Su and Esaka served on the Compensation Committee in 2010, however, Mr. Su resigned in January 2011 and was replaced by Mr. Grantham and Mr. Esaka resigned in February 2011 and was replaced by Mr. Ligon. Mr. Bradshaw was added to the Compensation Committee upon his appointment to the Board of Directors in April 2011. None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 25, 2011, except as noted below, by (1) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (2) each director, nominee for director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 29, 2011.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
F3 Capital (3)	100,985,471	34.6%
FMR LLC (4)	32,831,720	11.4%
Wellington Management Company, LLP (5)	21,894,094	7.6%
Directors and named executive officers:
Paul A. Bragg (6)	4,533,479	1.6%
Jorge E. Estrada (7)	1,921,204	*
Robert Grantham (8)	18,000	*
Marcelo D. Guiscardo (9)	2,322,409	*
John C.G. O’Leary (10)	2,752,909	*
Steinar Thomassen (11)	35,000	*
Douglas Halkett (12)	670,225	*
Douglas G. Smith (13)	335,100	*
Donald Munro (14)	371,962	*
William L. Thomson (15)	480,639	*
Ong Tian Khiam (16)	0	*
Duke R. Ligon (17)	0	*
Steven Bradshaw (18)	4,000	*

All directors and executive officers as a group (16 persons)	16,475,024	5.6%

*	Less than 1% of our ordinary shares outstanding.
(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)	Based on 290,140,937 ordinary shares outstanding as of April 29, 2011. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Mr. Hsin-Chi Su owns 100% of F3 Capital. The address of F3 Capital is 8F No 126 Jianguo North Road, Taipei 104, Taiwan. Includes 1,983,471 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable. This does not reflect ordinary shares that may be issued upon conversion of the F3 Capital Note. At our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. If our shareholders approve the issuance of these shares, the F3 Capital Note would be convertible into at least 54,545,454 ordinary shares and F3 Capital would beneficially own approximately 44.9% of our ordinary shares. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” for more on the F3 Capital Note.
(4)

Based on information included in a Schedule 13G filed on February 14, 2011. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 31,524,583 of these shares as a result of acting as investment adviser to various investment companies registered under

Section 8 of the Investment Company Act of 1940 (the “Funds”). The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson III and FMR LLC, through its control of Fidelity, and the Funds each has sole power to dispose of these shares owned by the Funds. Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of the other 1,307,137 shares as a result of its serving as investment manager of institutional accounts owning such shares. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. Edward C. Johnson III and FMR LLC, through their control of PGATC, each has sole dispositive power over those shares and sole power to vote or to direct the voting of those shares owned by the institutional accounts managed by PGATC as reported above.

(5)	Based on information included in a Schedule 13G filed on February 14, 2011. These shares are owned of record by clients of Wellington Management Company, LLC, in its capacity as investment, may be deemed to beneficially own the shares.
(6)	Paul A. Bragg is our Chairman and Chief Executive Officer. Includes 517,850 unvested shares of restricted stock granted to Mr. Bragg pursuant to the 2007 LTIP and 945,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(7)	Jorge E. Estrada is one of our directors. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(8)	Robert Grantham is one of our directors. Includes 18,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(9)	Marcelo D. Guiscardo is one of our directors. Includes 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(10)	John C.G. O’Leary is one of our directors. Includes 500,500 unvested shares of restricted stock granted to Mr. O’Leary pursuant to the 2007 LTIP and 486,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(11)	Steinar Thomassen is one of our directors.
(12)	Douglas Halkett is our Chief Operating Officer. Includes 12,900 ordinary shares owned by Mr. Halkett’s spouse, 371,250 unvested shares of restricted stock granted to Mr. Halkett pursuant to the 2007 LTIP and 35,702 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(13)	Douglas G. Smith is our Chief Financial Officer. Includes 213,100 unvested shares of restricted stock granted to Mr. Smith pursuant to the 2007 LTIP and 6,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable.
(14)	Donald Munro is our Vice President—Operations. Includes 190,150 unvested shares of restricted stock granted to Mr. Munro pursuant to the 2007 LTIP and 66,750 ordinary shares issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(15)	William Thomson is our Vice President—Assets & Engineering. Includes 181,650 unvested shares of restricted stock granted to Mr. Thomson pursuant to the 2007 LTIP, 110,000 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable and 60,750 ordinary shares issuable upon the exercise of options which are currently exercisable or exercisable within 60 days.
(16)	Mr. Ong Tian Khiam is one of our directors.
(17)	Mr. Duke R. Ligon is one of our directors.
(18)	Mr. Steven Bradshaw is one of our directors.

Equity Compensation Plan Information

For the table of awards issued under the 2007 LTIP, see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

In the ordinary course of our business and in connection with its financing activities, we have entered into a number of transactions with our directors, officers and 5% or greater shareholders. All of the transactions set forth below were approved by the unanimous vote of the Board of Directors, except for our consulting agreement with John C.G. O’Leary. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than could have been obtained from unaffiliated third parties. The Audit Committee is responsible for approving related party transactions. The Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflict of interest situations. Such transactions must be approved by the Audit Committee prior to consummation.

Platinum Explorer Transaction

Background

In September 2007, Mandarin, an affiliate of F3 Capital, entered into a shipbuilding contract with DSME for the construction of the Platinum Explorer. In March 2008, Vantage Energy, our predecessor, entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed to restructure the purchase transaction through the purchase of a 45% ownership interest in Mandarin from F3 Capital, with ownership of the Platinum Explorer to be retained by Mandarin upon completion of the construction of the drillship. We agreed to purchase this ownership interest for total consideration of approximately $190.0 million in cash and issuance of warrants to purchase up to approximately 1,980,000 ordinary shares.

Purchase of F3 Capital’s Interest in Mandarin and Issuance of F3 Capital Note

Share Sale and Purchase Agreement

On July 30, 2010, we completed the acquisition of the remaining 55% ownership interest in Mandarin (the “Acquisition”) pursuant to the Share Sale and Purchase Agreement dated July 6, 2010 between us and F3 Capital (the “SSPA”) for total consideration of $139.7 million, consisting of (i) approximately $79.7 million in cash, including $64.2 million paid directly to DSME for installment payments on the Platinum Explorer, and (ii) the F3 Capital Note. Under the SSPA, we are required to indemnify F3 Capital for any losses suffered under the guarantee to DSME. The SSPA, the F3 Capital Note and the other agreements described below (the registration rights agreement, the call option agreement and the Dragonquest financing agreement) were each approved by a Special Committee of the Board of Directors composed of Messrs. Jorge Estrada, Marcelo Guiscardo and Steinar Thomassen, each an independent director, and by the Audit Committee of our Board of Directors. In addition, the Special Committee received a fairness opinion from Parks Paton Hoepfl & Brown, LLC, regarding the fairness of the transactions to our disinterested shareholders.

F3 Capital Note

The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note has a contingent convertible feature which is subject to shareholder vote. Accordingly, we originally valued the note without the conversion feature and determined, based on our then weighted average cost of capital, a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method.

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

Registration Rights Agreement

We also entered into a registration rights agreement with F3 Capital in connection with the SSPA. Under the terms of the registration rights agreement, we agreed to register the ordinary shares issuable upon the conversion of the F3 Capital Note, if it becomes convertible, as well as certain other shares previously issued to F3 Capital and approved by shareholders in December 2009. Under the terms of the registration rights agreement, F3 Capital has piggyback registration rights should we propose to file a registration statement under the Securities Act (other than on Forms S-4 or S-8). In addition, F3 Capital has the right to demand that we register all of the ordinary shares covered by the registration rights agreement. We filed a registration statement with the SEC in December 2010 to satisfy our obligations under the registration rights agreement.

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation, an affiliate of F3 Capital (“Valencia”). Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater Company, one of our wholly-owned subsidiaries (“Vantage Deepwater”), from us for total consideration of $1.00. Vantage Deepwater is the party to our drilling contract with Petrobras. The option granted to Valencia under the call option agreement may only be exercised upon the earlier of: (a) completion of construction, outfitting and delivery of the Dragonquest or (b) completion of financing for $125.0 million or more of the unfunded construction cost for the Dragonquest. In order to exercise the option, Valencia must have paid all amounts owed to us under the construction supervision and management agreements related to the Dragonquest and enter into arrangements to ensure that we receive an amount equal to all management fees that we would have otherwise been entitled to under the management services agreement for the Dragonquest, with such amounts being paid to us as if Valencia had never exercised its rights under the call option agreement. The option granted to Valencia will also terminate upon the occurrence of specified defaults.

Dragonquest Financing Agreement

In connection with the transactions contemplated by the SSPA, we, F3 Capital, Vantage Deepwater and Titanium Explorer Company, another of our wholly-owned subsidiaries (“Titanium”), entered into a financing agreement with Valencia regarding the drillship Dragonquest. Under the terms of the financing agreement, we will take specified measures to facilitate the financing of the Dragonquest, although such measures do not include the incurrence of additional debt, the issuance of any guarantees or the pledge of our assets. We have also agreed, if requested by Valencia or a third party financier, to assist Valencia in providing collateral in order to procure financing for the Dragonquest, including novating the drilling contract with Petrobras and deferring up to 75% of the fees payable under the management agreement. If any management fees are deferred, such deferred fees will be payable annually with interest of 8%, and any deferred fees may be paid in cash or ordinary shares of Valencia, at Valencia’s election. Further, pursuant to the financing agreement, we will defer Valencia’s payment of construction management fees due to Titanium under the construction management agreement between Titanium and Valencia from July 6, 2010, until the delivery date of the Dragonquest. Upon the occurrence of any default by Valencia within eight years after the date of the financing agreement, we shall have the option (subject to certain exceptions) to purchase all of the issued and outstanding shares of Valencia from F3 Capital.

Drillship Construction Supervision and Management Services Agreements

We are party to an agreement to manage the construction and operation of the Dragonquest. Our counterparty is an affiliate of F3 Capital. During the construction of the Dragonquest, the agreement entitles us to receive a fee of approximately $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. Once the Dragonquest is operational, the agreement entitles us to receive a fixed fee per day plus a performance fee based on the operational performance of the Dragonquest which we expect to generate, in the aggregate, between approximately $13.0 and $15.0 million annually, including marketing fees for every charter agreement we secure on behalf of the Dragonquest. The construction supervision agreement may be terminated by either party upon the provision of notice. The management services agreements may be terminated by our counterparty if, among other things, any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the Dragonquest is damaged to the point of being inoperable; or (iv) the Dragonquest is sold and no outstanding payments are owed to us. As of March 31, 2011, affiliates of F3 Capital had a pre-funding obligation of approximately $16.7 million, as required under the construction supervision agreement, for equipment purchases and other direct costs for the Dragonquest expected to be incurred in April 2011 and May 2011.

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

Termination Agreement with Mandarin

We previously held an option to purchase the Dragonquest. In November 2008, the option lapsed pursuant to its terms, and pursuant to its terms, we were obligated to pay a termination fee of $10.0 million to Mandarin. In settlement of our obligations under the option, we reached an agreement with Mandarin and issued 7,299,270 of our ordinary shares to F3 Capital in lieu of paying the termination fee in cash.

2009 Private Placement to F3 Capital

On January 9, 2009, we entered into a subscription agreement with F3 Capital. Pursuant to the terms of the subscription agreement, we issued and sold 5,517,241 ordinary shares to F3 Capital in consideration for $8.0 million. The proceeds of the offering were used to fund our portion of the collateral for a performance bond obligation for Mandarin in connection with a drilling contract and for general corporate purposes.

Consulting Agreement with John C.G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of our Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of EUR30,000, or an average of $41,162 for the year ended December 31, 2010. Additionally, under the terms of the consulting agreement, Mr. O’Leary received a signing payment of EUR180,000 ($255,510) and is entitled to participate in our benefit and executive compensation programs. Unless terminated earlier, this agreement will terminate on May 5, 2012. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other parties to the transaction. For more information, see “Item 11. Executive Compensation—Director and Consultant Compensation Paid to John C.G. O’Leary.”

Director Independence

There are no family relationships among any of our directors or executive officers. The Board of Directors has determined that the following members are independent as such term is defined under NYSE Amex rules: Messrs. Bradshaw, Estrada, Grantham, Guiscardo, Ligon and Thomassen. Mr. Thomassen has been designated as the Lead Independent Director.

Item 14.	Principal Accounting Fees and Services

Independent Public Accountant Fees

For the years ended December 31, 2009 and 2010, UHY LLP, a U.S. based accounting firm (“UHY”), billed the approximate fees set forth below:

Fees	Year Ended December 31, 2009	Year Ended December 31, 2010
Audit Fees (1)	$590,586	$580,600
Audit-Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$590,586	$580,600

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

All services provided by UHY during the year ended December 31, 2010 were approved by the Audit Committee. UHY acts as our principal independent registered public accounting firm. As of December 31, 2010, UHY leased all its personnel, who work under the control of UHY partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure. UHY has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement, dated June 5, 2009 (8)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (9)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (10)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (20)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (21)

10.12	Securities Purchase Agreement, dated June 5, 2009 (22)

Exhibit No.	Description

10.13	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (23)

10.14	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (24)

10.15	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (25)

10.16	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (26)

10.17	Form of Promissory Note between Vantage Drilling Company and F3 Capital (27)

10.18	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (28)

10.19	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (29)

10.20	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (30)

10.21	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (31)

10.22	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (32)

10.23	Change of Control Policy dated and effective as of November 29, 2010 (33)

10.24	Letter Agreement amending certain terms of the US$100,000,000 Term Facility Agreement dated 26 August 2009 between, amongst others, P2020 Rig Co. as Borrower, Wayzata Investment Partners LLC as Administrative Agent, Wayzata Opportunities Fund II, L.P. as Lender and Vantage Drilling Company as Guarantor (34)

21.1	Subsidiaries of Vantage Drilling Company (35)

23.1	Consent of UHY LLP*

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).

(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(10)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(11)	Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(21)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(24)	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(27)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(28)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(29)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(30)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(32)	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010.
(33)	Incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.
(34)	Incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.
(35)	Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.

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

Name	Position	Date

/s/ Paul A. Bragg Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	May 2, 2011

/s/ Douglas G. Smith Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (1)

3.1	Certificate of Incorporation (2)

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (3)

4.1	Specimen Unit certificate (4)

4.2	Specimen Ordinary Share certificate (5)

4.3	Specimen Warrant certificate (6)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (7)

4.5	Registration Rights Agreement, dated June 5, 2009 (8)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (9)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (10)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (11)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (12)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (13)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (14)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (15)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (16)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (17)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (18)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (19)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (20)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (21)

10.12	Securities Purchase Agreement, dated June 5, 2009 (22)

10.13	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (23)

10.14	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (24)

Exhibit No.	Description

10.15	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (25)

10.16	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (26)

10.17	Form of Promissory Note between Vantage Drilling Company and F3 Capital (27)

10.18	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (28)

10.19	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (29)

10.20	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (30)

10.21	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (31)

10.22	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (32)

10.23	Change of Control Policy dated and effective as of November 29, 2010 (33)

10.24	Letter Agreement amending certain terms of the US$100,000,000 Term Facility Agreement dated 26 August 2009 between, amongst others, P2020 Rig Co. as Borrower, Wayzata Investment Partners LLC as Administrative Agent, Wayzata Opportunities Fund II, L.P. as Lender and Vantage Drilling Company as Guarantor (34)

21.1	Subsidiaries of Vantage Drilling Company (35)

23.1	Consent of UHY LLP*

31.1	Certification of CEO Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of CEO Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

*	Filed herewith.
(1)	Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797).
(2)	Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797).
(3)	Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009.
(4)	Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(5)	Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(6)	Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.

(9)	Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(11)	Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007.
(12)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(13)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(14)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(15)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(16)	Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(18)	Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008.
(19)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008.
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009.
(21)	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009.
(24)	Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009.
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(27)	Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(28)	Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(29)	Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(30)	Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010.
(31)	Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010.
(32)	Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010.
(33)	Incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.
(34)	Incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.
(35)	Incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2010.