Form 10-Q
period 2011-03-31
Vantage Drilling CO
filed 2011-05-10
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of Vantage Drilling Company ordinary shares outstanding as of April 25, 2011 is 290,140,937.

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

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,709	$120,443
Restricted cash	27,699	29,004
Trade receivables	86,917	50,190
Inventory	21,714	19,760
Prepaid expenses and other current assets	10,940	11,472

Total current assets	198,979	230,869

Property and equipment
Property and equipment	1,781,926	1,762,844
Accumulated depreciation	(60,824)	(44,712)

Property and equipment, net	1,721,102	1,718,132

Other assets
Other assets	51,424	54,193

Total other assets	51,424	54,193

Total assets	$1,971,505	$2,003,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,041	$32,332
Accrued liabilities	51,748	75,159
Short-term debt	6,002	8,574

Total current liabilities	98,791	116,065

Long–term debt, net of discount of $60,807 and $63,654	1,107,816	1,103,480
Other long-term liabilities	12,486	13,498
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 289,761 and 289,713 shares issued and outstanding	290	290
Additional paid-in capital	855,471	854,557
Accumulated deficit	(103,349)	(84,696)

Total shareholders’ equity	752,412	770,151

Total liabilities and shareholders’ equity	$1,971,505	$2,003,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Contract drilling services	$86,712	$39,356
Management fees	3,966	4,437
Reimbursables	33,911	14,457

Total revenues	124,589	58,250

Operating costs and expenses
Operating costs	77,351	30,659
General and administrative	6,847	4,475
Depreciation	16,112	7,477

Total operating expenses	100,310	42,611

Income from operations	24,279	15,639
Other income (expense)
Interest income	38	12
Interest expense and financing charges	(41,542)	(7,985)
Other income	1,480	612

Total other expense	(40,024)	(7,361)

Income (loss) before income taxes	(15,745)	8,278
Income tax provision	2,909	2,315

Net income (loss)	$(18,654)	$5,963

Earnings (loss) per share
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,654)	$5,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	16,112	7,477
Amortization of debt financing costs	1,868	976
Share-based compensation expense	914	1,526
Accretion of long-term debt	1,489	1,217
Amortization of debt discount	2,847	293
Deferred income tax benefit	(252)	—
Changes in operating assets and liabilities:
Restricted cash	1,305	(9,188)
Trade receivables	(36,727)	(22,205)
Inventory	(1,954)	(1,013)
Prepaid expenses and other current assets	533	(3,304)
Other assets	1,162	(198)
Accounts payable	8,709	1,919
Accrued liabilities	(24,422)	7,245
Short-term debt	—	904

Net cash used in operating activities	(47,070)	(8,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19,083)	(11,934)
Investment in joint venture	—	(1,959)

Net cash used in investing activities	(19,083)	(13,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(9,649)
Proceeds from issuance of ordinary shares in public offerings, net	—	47,688
Repayment of short-term debt	(2,572)	(1,297)
Debt issuance costs	(9)	(59)

Net cash provided by (used in) financing activities	(2,581)	36,683

Net increase (decrease) in cash and cash equivalents	(68,734)	14,402
Cash and cash equivalents—beginning of period	120,443	15,992

Cash and cash equivalents—end of period	$51,709	$30,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$61,619	$5,954
Taxes	2,053	1,203
Interest capitalized (non-cash)	—	(5,009)
Non-cash investing and financing transactions:
Issuance of ordinary shares in settlement of short-term debt	$—	$(14,144)

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2010 is derived from our December 31, 2010 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and the amortization of debt financing costs were capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs were capitalized as part of the cost of the Platinum Explorer while it was under construction. Total interest and amortization costs capitalized for the three months ended March 31, 2010 was $5.0 million. We did not capitalize any interest in the first quarter of 2011.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	289,724	224,595
Options	—	—
Warrants	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	289,724	224,595

The calculation of diluted weighted average ordinary shares outstanding excludes 41.7 million and 42.8 million ordinary shares for the three months ended March 31, 2011 and 2010, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $0.9 million and $1.5 million of share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. In addition to the cash interest, the debt incurs pay-in-kind interest which accretes the value of the debt to $140.0 million at maturity. We believe the carrying amount of the Aquamarine Term Loan approximates its current fair value. The 11 1/2% Senior Secured Notes (the “Notes”) issued in July 2010 were issued at a price equal to 96.361% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. As of April 25, 2011, the Notes were trading at approximately 112% of their par value, indicating a fair value of approximately $1.12 billion. We originally valued the F3 Capital Note based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of March 31, 2011, if we were to value the F3 Capital Note without the conversion feature at our current weighted average cost of capital, the current discounted present value would be approximately $22.8 million.

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

3. Acquisitions and Management and Construction Supervision Agreements

Purchase of F3 Capital’s Interest in Mandarin

Share Sale and Purchase Agreement

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital, our largest shareholder and an affiliate, to purchase the 55% interest in Mandarin that we did not already own for total consideration of $139.7 million, consisting of $79.7 million in cash and a promissory note in the amount of $60.0 million (the “F3 Capital Note”). The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments that were paid by us directly to the shipyard for the construction of the Platinum Explorer. The SSPA contained customary representations and warranties for both us and F3 Capital.

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

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital. Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater Company (“Vantage Deepwater”) from us for total consideration of $1.00. Vantage Deepwater is the party to our drilling contract with Petrobras. The option granted to Valencia under the call option agreement could only be exercised upon the satisfaction of certain conditions. We believe that the time period for Valencia to exercise the option has ended, and that the option granted in the call option agreement has terminated.

Dragonquest Agreement

In connection with the transactions contemplated by the SSPA, we, F3 Capital, Vantage Deepwater and Titanium Explorer Company (“Titanium”), another of our wholly-owned subsidiaries, entered into an agreement with Valencia regarding the financing of Dragonquest. Under the terms of the agreement, we will take specified measures to facilitate the financing of the Dragonquest, although such measures do not include the incurrence of additional debt, the issuance of any guarantees or the pledge of our assets. We have also agreed, if requested by Valencia or a third party financier, to assist Valencia in providing collateral in order to procure financing for the Dragonquest, including providing a security interest in or novating the drilling contract with Petrobras and deferring up to 75% of the fees payable under the management agreement. If any management fees are deferred, such deferred fees will be payable annually with interest of 8%, and any deferred fees may be paid in cash or ordinary shares of Valencia, at Valencia’s election. Further, pursuant to the financing agreement, we have agreed to defer Valencia’s payment of construction management fees due to Titanium under the construction management agreement between Titanium and Valencia from July 6, 2010, until the delivery date of the Dragonquest, or until a significant construction loan is obtained by Valencia. As of March 31, 2011, $3.7 million of construction management fees have been deferred. Upon the occurrence of any default by Valencia within eight years after the date of the financing agreement, we shall have the option (subject to certain exceptions) to purchase all of the issued and outstanding shares of Valencia from F3 Capital.

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

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing the Cobalt Explorer agreed to suspend construction activities on the Cobalt Explorer for one year. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of March 31, 2011 and remains currently due and payable. In January 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

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

In February 2011, we entered into an agreement with an unaffiliated third party to provide services related to the design, construction and commissioning of two ultra-deepwater drillships being built in Korea.

Drillship Management Agreements

We have an agreement to manage the operations of the Dragonquest. Once the Dragonquest is operational, the agreement entitles us to receive a fixed fee per day plus a performance fee based on the operational performance of the drillship and marketing fees for every charter agreement we secure on behalf of the Dragonquest. Valencia may terminate their obligations under the agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the Dragonquest is damaged to the point of being inoperable; or (iv) the Dragonquest is sold and no outstanding payments are owed to us. Valencia may terminate the agreement at will only if there are no outstanding bids, proposals or contractual commitments to customers.

4. Debt

Short-term Debt

As of March 31, 2011, we had short-term debt of approximately $6.0 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt

As of March 31, 2011, our long-term debt was composed of the following:

	March 31, 2011	December 31, 2010

	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $31,513 and $33,304	$968,487	$966,696
Aquamarine Term Loan	108,623	107,134
F3 Capital note, net of discount of $29,294 and $30,350	30,706	29,650

	1,107,816	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,107,816	$1,103,480

11 1/2% Senior Secured Notes

On July 30, 2010, a wholly-owned subsidiary (the “Issuer”) issued $1.0 billion aggregate principal amount of its Notes under an indenture. The Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The Notes mature on August 1, 2015 and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of notes will have the right to require the repurchase of all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of March 31, 2011, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We were in compliance with all financial covenants of the Aquamarine Term Loan at March 31, 2011. As of March 31, 2011, we had $26.6 million in escrow to fund future interest payments, as well as operational and maintenance costs related to the Aquamarine Driller. In February 2011 we amended the Aquamarine Term Loan to allow us to prepay and discharge the outstanding loan thereunder according to a determined prepayment schedule and waive certain requirements related to one of our drilling contracts.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. The F3 Capital Note included a contingent convertible feature, subject to shareholder vote. We originally valued the F3 Capital Note based on our then weighted average cost of capital resulting in a discounted present value of $27.8 million. The F3 Capital Note would become convertible into our ordinary shares upon approval by our shareholders at a conversion price of $1.10 per share, subject to customary anti-dilution covenants. At our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. Under the terms of the F3 Capital Note, if convertible, any principal amount that F3 Capital elects to convert would be reduced by any amounts owed by F3 Capital to Vantage International Management Company or Vantage Deepwater. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

5. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of March 31, 2011, no preferred shares were issued and outstanding.

Ordinary Shares

During the three months ended March 31, 2011, we granted 1,081,317 restricted shares to employees under our 2007 Long-Term Incentive Plan (the “LTIP”). These restricted share awards vest ratably over four years and are amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $2.0 million, based on an average share price of $1.88 per share. In the three months ended March 31, 2011, we issued 47,920 ordinary shares pursuant to vesting of previously granted LTIP stock awards.

In January 2011, certain executives of the Company voluntarily surrendered for cancellation options to acquire 1,112,750 ordinary shares. The shares underlying these options were then available for issuance to other employees under the LTIP, excluding the executives that had surrendered the stock options.

6. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among various governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined using a percentage of revenue) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. Our tax filings for various periods may be subjected to examination by tax authorities in the jurisdictions in which we operate. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome.

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

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recorded under U.S. GAAP and the applicable income tax statutes and regulations in the jurisdictions in which we operate. Deferred tax liabilities consist primarily of the difference between book and tax basis of depreciable assets. Book basis in excess of tax basis for property and equipment primarily results from differing methodologies for recording property costs and depreciation and amortization under U.S. GAAP and the tax provisions in the jurisdictions in which we operate. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2007 through 2010 remain open to examination in many of our jurisdictions. During 2010, authorities in Thailand commenced an examination for the 2009 tax year. In April 2011, we closed a tax examination in the U.S. for the 2007 and 2008 tax years.

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

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Prepaid insurance	$6,378	$9,169
Sales tax receivable	1,462	1,141
Income tax receivable	832	—
Other receivables	52	340

Deferred mobilization costs	1,002	—
Other prepaid expenses	1,214	822

	$10,940	$11,472

Property and Equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Drilling equipment	$1,775,258	$1,757,083
Assets under construction	1,643	1,219
Leasehold improvements	1,045	1,045
Office and technology equipment	3,980	3,497

	1,781,926	1,762,844
Accumulated depreciation	(60,824)	(44,712)

Property and equipment, net	$1,721,102	$1,718,132

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction We capitalized approximately $5.0 million of interest and amortization costs for the three months ended March 31, 2010. We did not capitalize any interest in the first quarter of 2011.

Other Assets

Other assets consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$31,375	$33,234
Performance bond collateral	18,225	18,251
Deferred income taxes	384	132
Income tax receivable	—	1,207
Deposits	1,440	1,369

	$51,424	$54,193

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Interest	$21,214	$49,524
Compensation	10,599	13,686
Unearned income	8,655	3,218
Deferred mobilization revenue	1,306	—
Property, service and franchise taxes	1,610	1,610
Income taxes payable	7,847	6,748
Other	517	373

	$51,748	$75,159

9. Business Segment Information

Our business activities relate to the international operations of our offshore drilling units, both jackup rigs and drillship, and providing construction supervision services in South Korea and China for drilling units owned by others.

For the three months ended March 31, 2011 and 2010, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 40%, 19% and 11%, respectively, of consolidated revenue for the three months ended March 31, 2011. Three customers accounted for approximately 30%, 25% and 21%, respectively, of consolidated revenue for the three months ended March 31, 2010.

10. Supplemental Condensed Consolidating Financial Information

In July 2010, a wholly-owned subsidiary (the “Issuer”) issued $1.0 billion aggregate principal amount of its Notes under an indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) us and (ii) certain subsidiaries (the “Subsidiary Guarantors”). None of our other subsidiaries will guarantee or pledge assets to secure the notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed, consolidating financial information as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010 of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information as of and for the three months ended March 31, 2011 and 2010 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position results of operations for the three months then ended.

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$22,221	$339	$21,263	$7,886	$—	$51,709
Other current assets	630	—	93,921	52,719	—	147,270

Total current assets	22,851	339	115,184	60,605	—	198,979
Property and equipment, net	865	—	1,493,248	226,989	—	1,721,102
Investment in and advances to subsidiaries	488,170	424,451	2,545	63,974	(979,140)	—
Investment in joint venture	—	—	—	—	—	—
Other assets	—	27,662	18,553	5,209	—	51,424

Total assets	$511,886	$452,452	$1,629,530	$356,777	$(979,140)	$1,971,505

Accounts payable and accrued liabilities	$4,749	$19,167	$24,126	$44,747	$—	$92,789
Short-term debt	6,002	—	—	—	—	6,002
Current maturities of long-term debt	—	—	—	—	—	0
Intercompany (receivable) payable	(327,567)	(976,656)	1,094,520	209,703	—	—

Total current liabilities	(316,816)	(957,489)	1,118,646	254,450	—	98,791
Long-term debt	30,706	968,487	—	108,623	—	1,107,816
Other long term liabilities	—	—	9,496	2,990	—	12,486
Shareholders’ equity (deficit)	797,996	441,454	501,388	(9,286)	(979,140)	752,412

Total liabilities and shareholders’ equity	$511,886	$452,452	$1,629,530	$356,777	$(979,140)	$1,971,505

Condensed Consolidating Statement of Operations (in thousands)
	Three Months Ended March 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$78,608	$45,981	$124,589
Operating costs and expenses	4,605	1	51,246	44,458	100,310

Income (loss) from operations	(4,605)	(1)	27,362	1,523	24,279
Other income (expense)	(1,856)	(32,137)	751	(6,782)	(40,024)

Income (loss) before income taxes	(6,461)	(32,138)	28,113	(5,259)	(15,745)
Income tax provision	576	—	2,261	72	2,909

Net income (loss)	$(7,037)	$(32,138)	$25,852	$(5,331)	$(18,654)

Condensed Consolidating Statement of Cash Flow (in thousands)
	Three Months Ended March 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(5,549)	$(57,833)	$7,202	$9,110	$(47,070)
Net cash provided by (used in) investing activities	(73)	—	(19,014)	4	(19,083)
Net cash provided by (used in) financing activities	(67,441)	57,037	16,124	(8,301)	(2,581)

Net increase in cash and cash equivalents	(73,063)	(796)	4,312	813	(68,734)
Cash and cash equivalents—beginning of period	95,284	1,135	16,951	7,073	120,443

Cash and cash equivalents—end of period	$22,221	$339	$21,263	$7,886	$51,709

Condensed Consolidating Balance Sheet (in thousands)
	As of March 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1	$1	$8,280	$22,112	$—	$30,394
Other current assets	357	—	46,471	54,110	—	100,938

Total current assets	358	1	54,751	76,222	—	131,332
Property and equipment, net	138	—	657,007	235,525	—	892,670
Investment in and advances to subsidiaries	485,470	424,451	20	63,954	(973,895)	—
Investment in joint venture	122,265	—	—	—	—	122,265
Other assets	8,022	—	13,315	7,385	—	28,722

Total assets	$616,253	$424,452	$725,093	$383,086	$(973,895)	$1,174,989

Accounts payable and accrued liabilities	$(314)	$—	$15,969	$23,886	$—	$39,541
Short-term debt	3,434	—	—	—	—	3,434
Current maturities of long-term debt	—	—	16,000	—	—	16,000
Intercompany (receivable) payable	(387,980)	(60,908)	109,300	339,588	—	—

Total current liabilities	(384,860)	(60,908)	141,269	363,474	—	58,975
Long-term debt	—	—	267,083	102,856	—	369,939
Shareholders’ equity (deficit)	1,001,113	485,360	316,741	(83,244)	(973,895)	746,075

Total liabilities and shareholders’ equity	$616,253	$424,452	$725,093	$383,086	$(973,895)	$1,174,989

Condensed Consolidating Statement of Operations (in thousands)
	Three Months Ended March 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$26,990	$31,260	$58,250
Operating costs and expenses	3,555	22	18,923	20,111	42,611

Income (loss) from operations	(3,555)	(22)	8,067	11,149	15,639
Other income (expense)	(32)	—	(3,046)	(4,283)	(7,361)

Income (loss) before income taxes	(3,587)	(22)	5,021	6,866	8,278
Income tax provision	—	—	1,188	1,127	2,315

Net income (loss)	$(3,587)	$(22)	$3,833	$5,739	$5,963

Condensed Consolidating Statement of Cash Flow (in thousands)
	Three Months Ended March 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(2,540)	$(22)	$9,527	$(15,353)	$(8,388)
Net cash used in investing activities	(2,026)	—	(9,445)	(2,422)	(13,893)
Net cash provided by (used in) financing activities	4,566	22	(2,174)	34,269	36,683

Net increase in cash and cash equivalents	0	—	(2,092)	16,494	14,402
Cash and cash equivalents—beginning of period	1	1	10,372	5,618	15,992

Cash and cash equivalents—end of period	$1	$1	$8,280	$22,112	$30,394

11. Subsequent Event

On May 9, 2011, we entered into an agreement to with Daewoo Shipbuilding and Marine Engineering Co., Ltd (“DSME”) to construct an ultra-deepwater drillship. The agreement is a fixed price turnkey contract for the construction of the drillship with a scheduled delivery date in the second quarter of 2013. The cost of the drillship, including all project management, commissioning, spares, pre-delivery crew costs and inventory is estimated to be approximately $590 million to $600 million. We also obtained from DSME a fixed price option for the purchase of a second drillship.

The drillship, which will be constructed at DSME’s shipyard in Okpo, Korea, is capable of operating in water depths up to 12,000 feet, with a total vertical drilling depth capacity of 40,000 feet. The hull design has a variable deck load of 20,000 tons and measures 781 feet long by 137 feet wide. The drillship will be equipped with what we believe to be the most technically advanced features in the drilling industry, including DP3 dynamic positioning system, 1,250 short ton hook load drilling package, offline pipe handling, trip saver system and will meet current leading Brazilian operator specifications. The drillship has accommodations for 200 personnel.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2011 and our three months ended March 31, 2011 and 2010. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Dragonquest (2)	—	2011	12,000	40,000	Under construction

Construction Oversight Agreement (3)
Aker I	—	2013	12,000	40,000	Under construction
Aker II	—	2013	12,000	40,000	Under construction
Dalian Developer	—	2012	10,000	40,000	Under construction

(1)	The Platinum Explorer is designed to drill in up to 12,000 feet of water, but is equipped to drill in 10,000 feet of water.
(2)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have a contract to operate this vessel upon completion of construction. In connection with the operation of this vessel, we have entered into an 8-year contract with Petrobras.
(3)	We are currently overseeing the construction of these drillships pursuant to construction supervision agreements. While we may assist the owners in marketing these units, we do not currently have marketing or operating commitments for these units.

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

The current outlook for the demand for our services is generally positive as the international prices for oil and gas remain strong. Although worldwide economic activity continues to improve, there is uncertainty about its sustainability. Additionally, recent issues in the credit markets highlight concerns about the recovery of global financial markets. Following the Macondo well incident in April 2010, the U.S. government undertook a complete regulatory review of domestic offshore drilling operations with the intention of strengthening the regulatory environment. While the industry is experiencing higher spending by oil and gas companies, especially in deepwater international regions, drilling activity in the U.S. Gulf of Mexico is likely to remain uncertain as a result of the six-month moratorium on certain drilling activities in water depths greater than 500 feet that was imposed after the Macondo well incident. Although the U.S. government has lifted the moratorium and begun issuing deepwater drilling permits, the approval process remains slow. Currently we do not have operations in the U.S. Gulf of Mexico, however the Dragonquest , a deepwater drillship we will operate upon completion of its construction, is currently scheduled to commence drilling operations in late 2011 in the U.S Gulf of Mexico. Our customer is currently in the process of obtaining the necessary permit for the initial U.S. Gulf of Mexico well. While there is no certainty that the permit will be obtained, the Dragonquest is contracted on an international basis and the customer may direct us to mobilize to another market.

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

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development in West Africa and India. The global financial crisis negatively impacted operators’ ability to obtain financing, and accordingly, many operators deferred development of deepwater projects, which delayed the commencement of drilling operations. We believe oil and gas companies are now generally planning to increase drilling operations.

With the strong long-term view of deepwater and ultra-deepwater prospects, numerous parties have recently placed shipyard orders to build additional semisubmersibles and drillships. As of April 2011, we estimate there are approximately 58 deepwater rigs scheduled for delivery through 2013, 34 of which are not yet contracted to customers. Although deepwater and ultra-deepwater dayrates have declined from their highs in late 2007, we expect the market to maintain current dayrate levels as the newbuilds are delivered.

Results of Operations The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig began operating under its first contract in August 2009 and our third jackup rig commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and began operating in March 2010. Our drillship, the Platinum Explorer, was delivered in November 2010 and commenced operations in late December 2010.

The following table is an analysis of our operating results for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands)
Contract drilling services	$86,712	$39,356	$47,356
Management fees	3,966	4,437	(471)
Reimbursables	33,911	14,457	19,454

	124,589	58,250	66,339
Operating costs	77,351	30,659	(49,692)
General and administrative	6,847	4,475	(2,372)
Depreciation	16,112	7,477	(8,635)

Operating income	24,279	15,639	8,640
Other income (expense)
Interest income	38	12	26
Interest expense and financing charges	(41,542)	(7,985)	(33,557)
Other income	1,480	612	868
Income tax provision	2,909	2,315	(594)

Net income (loss)	$(18,654)	$5,963	$(24,617)

Revenue: Total revenue for the three months ended March 31, 2011 was $124.6 million compared to $58.2 million for the three months ended March 31, 2010, an increase of $66.4 million, or 114%. Contract drilling revenue totaled $86.7 million for the three months ended March 31, 2011 compared to $39.4 million for the same period in 2010, an increase of $47.4 million, or 120%. This increase was primarily due to the commencement of operations by our drillship, the Platinum Explorer, in late December 2010, together with the commencement of operations by two of our jackups, the Aquamarine Driller and the Topaz Driller, in January 2010 and March 2010, respectively.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Jackups
Operating rigs, end of period	4	4
Available days (1)	360	275
Utilization (2)	85.8%	98.4%
Average daily revenues (3)	$120,281	$145,470
Platinum Explorer
Operating rigs, end of period	1	—
Available days (1)	90	—
Utilization (2)	93.5%	—
Average daily revenues (3)	$588,563	$—

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

Utilization of the jackup fleet was negatively impacted by the approximately 39 days out of service for the Sapphire Driller due to the force majeure of a contract in West Africa. The Platinum Explorer utilization was negatively impacted by equipment and software issues which are customarily incurred upon the commencement of operations for a newbuild drilling unit.

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended March 31, 2011, reimbursable revenue was $33.9 million as compared to $14.5 million for the three months ended March 31, 2010, an increase of $19.5 million or 135%. This increase was primarily due to increased rebillable oversight activities on the construction projects.

Operating expenses: Operating expenses for the three months ended March 31, 2011 were $77.4 million compared to $30.7 million for the three months ended March 31, 2010, an increase of $46.7 million, or approximately 152%. This increase was due in part to the commencement of the operations of the Platinum Explorer, in late December 2010, and to the operation of all four jackups for the full three months ending March 31, 2011. Additionally, $21.0 million of the increase related to deepwater construction oversight expenses, due to increased reimbursable activity costs.

General and administrative expenses: General and administrative expenses for the three months ended March 31, 2011 were $6.8 million as compared to $4.5 million for the three months ended March 31, 2010, an increase of $2.3 million. This increase primarily reflects additional requirements to support our expanded operations and to market our rigs on a worldwide basis with the growth of our drilling fleet.

Depreciation expense: Depreciation expense for the three months ended March 31, 2011 was $16.1 million as compared to $7.5 million for the three months ended March 31, 2010, an increase of $8.6 million. The increase was primarily due to the addition of the Platinum Explorer to our operating fleet.

Interest expense and financing charges: Interest expense and financing charges for the three months ended March 31, 2011 was $41.5 million compared to $8.0 million for the three months ended March 31, 2010, an increase of $33.6 million. The increase was primarily attributable to increased levels of debt outstanding in the three months ended March 31, 2011, due to the acquisition and commencement of operations on the Platinum Explorer. Additionally, in the first quarter of 2011, we incurred $2.0 million in fees for the amendment of the Aquamarine Term Loan . As all our owned rigs are now in service, we did not capitalize any interest for the three months ended March 31, 2011, as compared to total interest and amortization costs of $5.0 million capitalized for the three months ended March 31, 2010.

Income tax expense: Income tax expense for the three months ended March 31, 2011 was $2.9 million compared to $2.3 million for the three months ended March 31, 2010, an increase of $0.6 million. The increase was due primarily to increased revenue earned by the increased number of rigs operating in multiple foreign jurisdictions in the first quarter of 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of approximately $100.2 million. Included in working capital is approximately $51.7 million of cash available for general corporate purposes. Additionally, we have restricted cash of $26.6 million related to the Aquamarine Term Loan, and have posted $1.1 million cash as collateral for bid tenders.

Short-term Debt As of March 31, 2011, we had short-term debt of approximately $6.0 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt As of March 31, 2011, our long-term debt was composed of the following:

	March 31, 2011	December 31, 2010

	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $31,513 and $33,304	$968,487	$966,696
Aquamarine Term Loan	108,623	107,134
F3 Capital note, net of discount of $29,294 and $30,350	30,706	29,650

	1,107,816	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,107,816	$1,103,480

11 1/2% Senior Secured Notes

On July 30, 2010, a wholly-owned subsidiary (the “Issuer”) issued $1.0 billion aggregate principal amount of its 11  1/2% Senior Secured Notes (the “Notes”) under an indenture. The Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the notes using the effective interest rate method. The yield to maturity interest rate is 12.5%. The Notes mature on August 1, 2015 and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of notes will have the right to require the repurchase of all or any part of its notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the issuer of the notes and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. As of March 31, 2011, there were no restricted subsidiaries. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan bears cash interest at 15% per annum and will mature September 3, 2014. The lender holds a first priority security interest in the Aquamarine Driller and is entitled to an assignment of certain of our rights under any contracts relating to the Aquamarine Driller. The Aquamarine Term Loan has a variety of covenants, including a financial covenant debt service coverage test at the wholly-owned subsidiary level, and administrative reporting requirements. We were in compliance with all financial covenants of the Aquamarine Term Loan at March 31, 2011. As of March 31, 2011, we had $26.6 million in escrow to fund future interest payments, as well as operational and maintenance costs related to the Aquamarine Driller. In February 2011 we amended the Aquamarine Term Loan to allow us to prepay and discharge the outstanding loan thereunder according to a determined prepayment schedule and waive certain requirements related to one of our drilling contracts.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. The F3 Capital Note includes a contingent convertible feature, subject to shareholder vote. We originally valued the F3 Capital Note based on our then weighted average cost of capital resulting in a discounted present value of $27.8 million. The F3 Capital Note would become convertible into our ordinary shares upon approval by our shareholders at a conversion price of $1.10 per share, subject to customary anti-dilution covenants. At our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. Under the terms of the F3 Capital Note, if convertible, any principal amount that F3 Capital elects to convert would be reduced by any amounts owed by F3 Capital to Vantage International Management Company or Vantage Deepwater. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

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

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

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

Interest costs related to the financings of our jackups and the amortization of debt financing costs were capitalized as part of the cost of the respective jackups while they were under construction. We completed our jackup construction program in the first quarter of 2010. Interest costs were capitalized as part of the cost of the Platinum Explorer while the drillship was under construction. Total interest and amortization costs capitalized for the three months ended March 31, 2010 was $5.0 million. We did not capitalize any interest in the first quarter of 2011.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $0.9 million and $1.5 million of share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. Our rigs operate in various international locations. Although the risks associated with foreign exchange rates, commodity prices, and equity prices have not been significant in 2011, they could become more significant as our rigs are more fully utilized. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: At March 31, 2011, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. At March  31, 2011, we did not have any open foreign exchange derivative contracts.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY

By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 10, 2011