Form 10-Q
period 2011-06-30
Vantage Drilling CO
filed 2011-08-05
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of Vantage Drilling Company ordinary shares outstanding as of July 20, 2011 is 290,661,634.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	general economic conditions and conditions in the oil and gas industry;

•	our failure to obtain delivery of drilling units;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	potential conflicts of interest with F3 Capital; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which may be obtained by contacting us or the SEC. These filings are also available through our website at http://www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov. The contents of our website are not part of this Quarterly Report.

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$114,496	$120,443
Restricted cash	6,203	29,004
Trade receivables	86,492	50,190
Inventory	22,155	19,760
Prepaid expenses and other current assets	7,343	11,472

Total current assets	236,689	230,869

Property and equipment
Property and equipment	1,880,243	1,762,844
Accumulated depreciation	(76,849)	(44,712)

Property and equipment, net	1,803,394	1,718,132

Other assets
Other assets	58,698	54,193

Total other assets	58,698	54,193

Total assets	$2,098,781	$2,003,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,726	$32,332
Accrued liabilities	84,871	75,159
Short-term debt	3,430	8,574

Total current liabilities	130,027	116,065

Long–term debt, net of discount of $42,489 and $63,654	1,242,511	1,103,480
Other long-term liabilities	12,401	13,498
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 290,662 and 289,713 shares issued and outstanding	291	290
Additional paid-in capital	856,971	854,557
Accumulated deficit	(143,420)	(84,696)

Total shareholders’ equity	713,842	770,151

Total liabilities and shareholders’ equity	$2,098,781	$2,003,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Contract drilling services	$97,808	$48,702	$184,520	$89,060
Management fees	3,171	4,437	7,214	8,875
Reimbursables	19,946	15,215	53,780	28,669

Total revenues	120,925	68,354	245,514	126,604

Operating costs and expenses
Operating costs	65,264	40,705	142,615	71,364
General and administrative	7,402	4,934	14,249	9,409
Depreciation	16,025	8,366	32,137	15,843

Total operating expenses	88,691	54,005	189,001	96,616

Income from operations	32,234	14,349	56,513	29,988
Other income (expense)
Interest income	22	3	60	15
Interest expense and financing charges	(39,350)	(13,331)	(80,892)	(21,316)
Loss on debt extinguishment	(25,196)	—	(25,196)	—
Other income	(22)	338	1,458	950

Total other expense	(64,546)	(12,990)	(104,570)	(20,351)

Income (loss) before income taxes	(32,312)	1,359	(48,057)	9,637
Income tax provision	7,758	8,355	10,667	10,671

Net loss	$(40,070)	$(6,996)	$(58,724)	$(1,034)

Earnings (loss) per share
Basic	$(0.14)	$(0.03)	$(0.20)	$—
Diluted	$(0.14)	$(0.03)	$(0.20)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,724)	$(1,034)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	32,137	15,843
Amortization of debt financing costs	3,888	1,952
Non-cash loss on debt extinguishment	3,532	—
Share-based compensation expense	2,415	3,050
Accretion of long-term debt	2,582	2,508
Amortization of debt discount	5,415	588
Deferred income tax expense (benefit)	(128)	1,712
Changes in operating assets and liabilities:
Restricted cash	22,801	1,685
Trade receivables	(36,303)	(41,706)
Inventory	(2,396)	(3,566)
Prepaid expenses and other current assets	4,130	4,145
Other assets	897	(1,490)
Accounts payable	9,394	10,979
Accrued liabilities	8,093	3,857
Short-term debt	—	1,467

Net cash used in operating activities	(2,267)	(10)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(116,876)	(16,375)
Investment in joint venture	—	(8,804)

Net cash used in investing activities	(116,876)	(25,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	240,750	—
Repayment of long-term debt	(109,716)	(16,968)
Proceeds from issuance of ordinary shares in public offerings, net	—	47,578
Repayment of short-term debt	(5,145)	(2,725)
Debt issuance costs	(12,693)	(273)

Net cash provided by financing activities	113,196	27,612

Net increase (decrease) in cash and cash equivalents	(5,947)	2,423
Cash and cash equivalents—beginning of period	120,443	15,992

Cash and cash equivalents—end of period	$114,496	$18,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$66,155	$20,543
Taxes	12,455	3,293
Interest capitalized (non-cash)	(522)	(5,009)
Non-cash investing and financing transactions:
Issuance of ordinary shares in settlement of short-term debt	$—	$(14,144)

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

In May 2011, we executed a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) to construct an ultra-deepwater drillship, to be named the Tungsten Explorer, at the DSME yard in South Korea. The agreement is a fixed price turnkey contract for the construction of the drillship with a scheduled delivery date of May 2013. We have also obtained a fixed price option for the purchase of an additional drillship. The Tungsten Explorer will be capable of operating in water depths up to 12,000 feet with a total vertical drilling depth capacity of 40,000 feet and will have accommodations for 200 personnel.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2010 is derived from our December 31, 2010 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the three months ended June 30, 2011 was $0.5 million. We did not capitalize any interest in the second quarter of 2010. For the six months ended June 30, 2011 and 2010, total interest and amortization costs capitalized were $0.5 million and $5.0 million, respectively.

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

Earnings per Share: Basic earnings (loss) per share have been based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted earnings (loss) per share has been computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	290,173	236,430	289,950	230,385
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	290,173	236,430	289,950	230,385

The calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million and 42.8 million ordinary shares for both the three months and six months ended June 30, 2011 and 2010, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million and $1.5 million of share-based compensation expense for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we recognized $2.4 million and $3.1 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The 11  1/2% Senior Secured Notes initially issued in July 2010 at a price equal to 96.361% of their face value and the additional Notes issued in June 2011 at a price equal to 107.0% of their face value under the same indenture (collectively, the “Notes”) were trading at approximately 110% of their face value as of July 19, 2011, indicating a fair value of approximately $1.35 billion.

We originally valued the $60.0 million promissory note issued to F3 Capital (the “F3 Capital Note”) based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of June 30, 2011, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $24.9 million.

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

All derivatives would be recorded on our consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with U.S. GAAP. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. Our assessment for hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

3. Acquisitions and Management and Construction Supervision Agreements

Purchase of F3 Capital’s Interest in Mandarin

Share Sale and Purchase Agreement

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital, our largest shareholder and an affiliate, to purchase the 55% interest in Mandarin that we did not already own for total consideration of $139.7 million, consisting of $79.7 million in cash and the F3 Capital Note. The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments that were paid by us directly to the shipyard for the construction of the Platinum Explorer. The SSPA contained customary representations and warranties for both us and F3 Capital.

Registration Rights Agreement

We also entered into a registration rights agreement with F3 Capital in connection with the SSPA. Under the terms of the registration rights agreement, we agreed to register the ordinary shares issuable upon the conversion of the F3 Capital Note if it had become convertible, as well as certain other shares previously issued to F3 Capital and approved by shareholders in December 2009. The shares were registered in January 2011.

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital. Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater Company (“Vantage Deepwater”) from us for total consideration of $1.00. The call option agreement has expired. Vantage Deepwater is the party to our drilling contract with Petrobras.

Dragonquest Agreement

In connection with the transactions contemplated by the SSPA, we, F3 Capital, Vantage Deepwater and Titanium Explorer Company (“Titanium”), another of our wholly-owned subsidiaries, entered into an agreement with Valencia regarding the financing of Dragonquest. Under the terms of the agreement, we will take specified measures to facilitate the financing of the Dragonquest, although such measures do not include the incurrence of additional debt, the issuance of any guarantees or the pledge of our assets. We have also agreed, if requested by Valencia or a third party financier, to assist Valencia in providing a security interest in or novating the drilling contract with Petrobras and deferring up to 75% of the fees payable under the management agreement. If any management fees are deferred, such deferred fees will be payable annually with interest of 8%, and any deferred fees may be paid in cash or ordinary shares of Valencia, at Valencia’s election. Further, pursuant to the financing agreement, we agreed to defer Valencia’s payment of construction management fees due to Titanium under the construction management agreement between Titanium and Valencia from July 6, 2010, until the delivery date of the Dragonquest. Upon the occurrence of any default by Valencia within eight years after the date of the financing agreement, we shall have the option (subject to certain exceptions) to purchase all of the issued and outstanding shares of Valencia from F3 Capital.

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of June 30, 2011, $4.9 million of construction management fees have been deferred. In addition to the deferred construction management fees, as of June 30, 2011, we are owed $9.6 million on the Dragonquest for the direct costs of construction services rendered by us, including the costs of equipment, inventory, personnel and engineering. Furthermore, we have placed orders with vendors for the procurement of approximately $38.6 million of additional equipment and inventory as of June 30, 2011.

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing the Cobalt Explorer agreed to suspend construction activities on the Cobalt Explorer. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of June 30, 2011 and remains currently due and payable. In May 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

On July 21, 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. The owner of this drillship awarded us a management agreement to supervise and manage the construction and commissioning of the Dalian Developer, pursuant to which, we are receiving management fees and reimbursable costs during the construction phase of the drillship.

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

4. Debt

Short-term Debt

As of June 30, 2011, we had short-term debt of approximately $3.4 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt

As of June 30, 2011, our long-term debt was composed of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $14,262 and $33,304	$1,210,738	$966,696
Aquamarine Term Loan	—	107,134
F3 Capital note, net of discount of $28,227 and $30,350	31,773	29,650

	1,242,511	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,242,511	$1,103,480

11 1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, a wholly-owned subsidiary (the “Issuer”), issued $1.0 billion aggregate principal amount of Notes under an indenture. These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015 and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued approximately $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107.0% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The weighted average yield on all $1.225 billion of the Notes is approximately 11.9%. The net proceeds, after fees and expenses, of approximately $228.1 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate the Aquamarine Term Loan, make the initial payment to DSME under the construction contract for an ultra-deepwater drillship, the Tungsten Explorer, and for general corporate purposes.

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the Notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of Notes will have the right to require the repurchase of all or any part of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan provided cash interest at 15% per annum and had a maturity date of September 3, 2014. The lender held a first priority security interest in the Aquamarine Driller. In February 2011, we amended the Aquamarine Term Loan to allow us to prepay and discharge the outstanding loan thereunder according to a determined prepayment schedule. In connection with the issuance of the additional Notes in June 2011, we repaid the Aquamarine Term Loan, plus interest through September 2011, for a total prepayment cost of $131.3 million.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. We originally valued the F3 Capital Note based on our then weighted average cost of capital resulting in a discounted present value of $27.8 million. The F3 Capital Note could have become convertible into our ordinary shares at a conversion price of $1.10 per share, however, at our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible security that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

5. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of June 30, 2011, no preferred shares were issued and outstanding.

Ordinary Shares

In January 2011, certain executives of the Company voluntarily surrendered for cancellation options to acquire 1,112,750 ordinary shares. The shares underlying these options were then available for issuance to other non-executive employees under our 2007 Long-Term Incentive Plan (the “LTIP”), excluding the executives that had surrendered the stock options.

During the six months ended June 30, 2011, we granted 1,254,317 restricted shares to employees under our LTIP. These restricted share awards vest ratably over four years and are amortized to expense over the vesting period based on the fair value of the awards at the grant dates, which was approximately $2.4 million, based on an average share price of $1.89 per share. In the six months ended June 30, 2011, we issued 948,867 ordinary shares pursuant to vesting of previously granted LTIP share awards.

6. Income Taxes

Vantage Drilling is a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among various governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined using a percentage of revenue) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2010 remain open to examination in many of our jurisdictions. During 2010, authorities in Thailand commenced an examination for the 2009 tax year. In April 2011, we closed a tax examination in the U.S. for the 2007 and 2008 tax years.

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

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Prepaid insurance	$4,000	$9,169
Sales tax receivable	761	1,141
Income tax receivable	1,094	—
Other receivables	52	340
Deferred mobilization costs	194	—
Other prepaid expenses	1,242	822

	$7,343	$11,472

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Drilling equipment	$1,765,910	$1,757,083
Assets under construction	109,307	1,219
Leasehold improvements	1,045	1,045
Office and technology equipment	3,981	3,497

	1,880,243	1,762,844
Accumulated depreciation	(76,849)	(44,712)

Property and equipment, net	$1,803,394	$1,718,132

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction. We capitalized approximately $0.5 million of interest and amortization costs for the six months ended June 30, 2011.

Other Assets

Other assets consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$38,508	$33,234
Performance bond collateral	18,225	18,251
Deferred income taxes	260	132
Deferred survey costs	302	—
Income tax receivable	—	1,207
Deposits	1,403	1,369

	$58,698	$54,193

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Interest	$61,524	$49,524
Compensation	14,184	13,686
Unearned income	161	3,218
Deferred revenue	390	—
Property, service and franchise taxes	1,610	1,610
Income taxes payable	6,460	6,748
Other	542	373

	$84,871	$75,159

9. Business Segment Information

Our business activities relate to the international operations of our offshore drilling units, both jackup rigs and drillship, and providing construction supervision services in South Korea and China for drilling units owned by others.

For the three and six months ended June 30, 2011 and 2010, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 42%, 12%, 11% and 10%, respectively, of consolidated revenue for the three months ended June 30, 2011. For the six months ended June 30, 2011, three customers accounted for approximately 41%, 11% and 10%, respectively, of consolidated revenue. Five customers accounted for approximately 18%, 17%, 17%, 16% and 13%, respectively, of consolidated revenue for the three months ended June 30, 2010. For the six months ended June 30, 2010, four customers accounted for 21%, 19%, 17% and 11%, respectively, of consolidated revenue.

10. Supplemental Condensed Consolidating Financial Information

In July 2010, a wholly-owned subsidiary issued $1.0 billion aggregate principal amount of its Notes under an indenture. In June 2011, the Issuer issued approximately $225.0 million aggregate principal amount of additional Notes under the existing indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by (i) us and (ii) certain subsidiaries (the “Subsidiary Guarantors”). None of our other currently existing subsidiaries have guaranteed or pledged assets to secure the notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed, consolidating financial information as of June 30, 2011 and 2010 and for the three and six months ended June 30, 2011 and 2010 of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information as of and for the three and six months ended June 30, 2011 and 2010 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position and results of operations for the three months and six months then ended.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$33,045	$2,981	$72,627	$5,843	$—	$114,496
Other current assets	763	—	99,283	22,147	—	122,193
Total current assets	33,808	2,981	171,910	27,990	—	236,689
Property and equipment, net	1,531	—	1,694,436	107,427	—	1,803,394
Investment in and advances to subsidiaries	488,230	424,451	2,605	63,974	(979,260)	—
Other assets	—	38,508	18,892	1,298	—	58,698

Total assets	$523,569	$465,940	$1,887,843	$200,689	$(979,260)	$2,098,781

Accounts payable and accrued liabilities	$5,665	$58,698	$34,208	$28,026	$—	$126,597
Short-term debt	3,430	—	—	—	—	3,430
Intercompany (receivable) payable	(310,616)	(1,211,208)	1,363,843	157,981	—	—

Total current liabilities	(301,521)	(1,152,510)	1,398,051	186,007	—	130,027
Long-term debt	31,773	1,210,738	—	—	—	1,242,511
Other long term liabilities	—	—	8,997	3,404	—	12,401
Shareholders’ equity (deficit)	793,317	407,712	480,795	11,278	(979,260)	713,842

Total liabilities and shareholders’ equity	$523,569	$465,940	$1,887,843	$200,689	$(979,260)	$2,098,781

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$99,929	$20,996	$120,925
Operating costs and expenses	4,402	19	64,438	19,832	88,691

Income (loss) from operations	(4,402)	(19)	35,491	1,164	32,234
Other income (expense)	(1,840)	(33,724)	(29,042)	60	(64,546)

Income (loss) before income taxes	(6,242)	(33,743)	6,449	1,224	(32,312)
Income tax provision (benefit)	—	—	7,332	426	7,758

Net income (loss)	$(6,242)	$(33,743)	$(883)	$798	$(40,070)

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$188,126	$57,388	$245,514
Operating costs and expenses	9,006	20	125,571	54,404	189,001

Income (loss) from operations	(9,006)	(20)	62,555	2,984	56,513
Other income (expense)	(3,696)	(65,862)	(35,772)	760	(104,570)

Income (loss) before income taxes	(12,702)	(65,882)	26,783	3,744	(48,057)
Income tax provision	576	—	9,882	209	10,667

Net income (loss)	$(13,278)	$(65,882)	$16,901	$3,535	$(58,724)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(8,421)	$(49,227)	$61,387	$(6,006)	$(2,267)
Net cash provided by (used in) investing activities	(757)	—	(11,679)	(104,440)	(116,876)
Net cash provided by (used in) financing activities	(53,061)	51,073	2,957	112,227	113,196

Net increase in cash and cash equivalents	(62,239)	1,846	52,665	1,781	(5,947)
Cash and cash equivalents—beginning of period	95,284	1,135	19,962	4,062	120,443

Cash and cash equivalents—end of period	$33,045	$2,981	$72,627	$5,843	$114,496

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$3,136	$1	$13,248	$2,030	$—	$18,415
Other current assets	645	—	86,698	17,326	—	104,669

Total current assets	3,781	1	99,946	19,356	—	123,084
Property and equipment, net	152	—	885,883	2,710	—	888,745
Investment in and advances to subsidiaries	485,470	424,451	45	63,954	(973,920)	—
Investment in joint venture	129,110	—	—	—	—	129,110
Other assets	8,220	—	17,148	2,260	—	27,628

Total assets	$626,733	$424,452	$1,003,022	$88,280	$(973,920)	$1,168,567

Accounts payable and accrued liabilities	$1,311	$—	$16,091	$27,731	$—	$45,133
Short-term debt	2,569	—	—	—	—	2,569
Current maturities of long-term debt	—	—	16,000	—	—	16,000
Intercompany (receivable) payable	(128,767)	(60,908)	131,771	57,904	—	—

Total current liabilities	(124,887)	(60,908)	163,862	85,635	—	63,702
Long-term debt	—	—	364,207	—	—	364,207
Deferred income taxes	—	—	(23)	111	—	88
Shareholders’ equity (deficit)	751,620	485,360	474,976	2,534	(973,920)	740,570

Total liabilities and shareholders’ equity	$626,733	$424,452	$1,003,022	$88,280	$(973,920)	$1,168,567

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$53,692	$14,662	$68,354
Operating costs and expenses	4,905	—	39,006	10,094	54,005

Income (loss) from operations	(4,905)	—	14,686	4,568	14,349
Other income (expense)	(30)	—	(13,413)	453	(12,990)

Income (loss) before income taxes	(4,935)	—	1,273	5,021	1,359
Income tax provision (benefit)	1,438	—	3,075	3,842	8,355

Net income (loss)	$(6,373)	$—	$(1,802)	$1,179	$(6,996)

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$98,014	$28,590	$126,604
Operating costs and expenses	8,460	22	66,354	21,780	96,616

Income (loss) from operations	(8,460)	(22)	31,660	6,810	29,988
Other income (expense)	(62)	—	(21,060)	771	(20,351)

Income (loss) before income taxes	(8,522)	(22)	10,600	7,581	9,637
Income tax provision	1,438	—	5,265	3,968	10,671

Net income (loss)	$(9,960)	$(22)	$5,335	$3,613	$(1,034)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(5,473)	$(22)	$(14,375)	$19,860	$(10)
Net cash provided by (used in) investing activities	(81)	—	(16,294)	(8,804)	(25,179)
Net cash provided by (used in) financing activities	8,689	22	33,545	(14,644)	27,612

Net increase in cash and cash equivalents	3,135	—	2,876	(3,588)	2,423
Cash and cash equivalents—beginning of period	1	1	10,372	5,618	15,992

Cash and cash equivalents—end of period	$3,136	$1	$13,248	$2,030	$18,415

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2011 and our results of operations for the three months and six months ended June 30, 2011 and 2010. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets.

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Dragonquest (2)	—	2011	12,000	40,000	Under construction
Tungsten Explorer	100%	2013	12,000	40,000	Under construction
Construction Oversight Agreements (3)
Aker DS TBN 1	—	2013	12,000	40,000	Under construction
Aker DS TBN 2	—	2013	12,000	40,000	Under construction
Dalian Developer	—	2012	10,000	40,000	Under construction

(1)	The Platinum Explorer is designed to drill in up to 12,000 feet of water, but is currently equipped to drill in 10,000 feet of water.
(2)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have a contract to operate this vessel upon completion of construction. In connection with the operation of this vessel, we have entered into an 8-year contract with Petrobras.

(3)	We are currently overseeing the construction of these drillships pursuant to construction supervision agreements. While we may assist the owners in marketing these units, we do not currently have marketing or operating commitments for these units.

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

The current outlook for the demand for our services is generally positive as the international prices for oil and gas remain strong. Although worldwide economic activity continues to improve, there is uncertainty about its sustainability. Additionally, recent issues in the European credit markets highlight concerns about the recovery of global financial markets. Following the Macondo well incident in April 2010, the U.S. government undertook a complete regulatory review of domestic offshore drilling operations with the intention of strengthening the regulatory environment. While the industry is experiencing higher spending by oil and gas companies, especially in deepwater international regions, drilling activity in the U.S. Gulf of Mexico is likely to remain uncertain as a result of governmental restraint in issuing new drilling permits in the region. Although the U.S. government has begun issuing deepwater drilling permits, the approval process remains slow. Currently we do not have operations in the U.S. Gulf of Mexico, however the Dragonquest, a deepwater drillship we will operate upon completion of its construction, is currently scheduled to commence drilling operations in late 2011 in the U.S Gulf of Mexico. Our customer is currently in the process of obtaining the necessary well permits. While there is no certainty as to when the permit will be obtained, the Dragonquest is contracted on an international basis and the customer may direct us to mobilize to another market.

Additionally, political instability and civil unrest in the Middle East, West Africa and North Africa has already resulted in offshore drilling contracts being delayed or terminated under force majeure provisions as access to these regions has become limited or restricted. The long-term impact of the political instability cannot be determined at this time, which may result in oil and gas companies deferring offshore drilling projects in these regions. These conditions may also result in drilling contractors strategically moving drilling rigs from these areas into different regions creating more competition in markets where we currently operate.

We believe the market for jackups continues to improve as operators are developing oil and natural gas reserves in response to improved oil prices. The continued improvement in the demand for modern, high specification jackup rigs will be subject to several factors including the additional deliveries of newbuild premium jackup rigs and the possible re-activation of older, less efficient rigs by our competitors.

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development offshore West Africa and India. The global financial crisis negatively impacted operators’ ability to obtain financing, and accordingly, many operators deferred development of deepwater projects, which delayed the commencement of drilling operations. We believe oil and gas companies are now generally planning to increase drilling operations.

With the strong long-term view of deepwater and ultra-deepwater prospects, numerous parties have recently placed shipyard orders to build additional semisubmersibles and drillships. In May 2011, we executed a turnkey construction contract with a shipyard to construct an ultra-deepwater drillship, with a scheduled delivery date of May 2013. As of July 2011, we estimate there are approximately 59 deepwater and ultra-deepwater rigs scheduled for delivery through 2013, 33 of which are not yet contracted to customers. Although deepwater and ultra-deepwater dayrates have declined from their highs in late 2007, rates have been rising mildly in 2011 and we expect further strengthening in the near term.

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

The following table is an analysis of our operating results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Contract drilling services	$97,808	$48,702	$49,106	$184,520	$89,060	$95,460
Management fees	3,171	4,437	(1,266)	7,214	8,875	(1,661)
Reimbursables	19,946	15,215	4,731	53,780	28,669	25,111

	120,925	68,354	52,571	245,514	126,604	118,910
Operating costs	65,264	40,705	(24,559)	142,615	71,364	(71,251)
General and administrative	7,402	4,934	(2,468)	14,249	9,409	(4,840)
Depreciation	16,025	8,366	(7,659)	32,137	15,843	(16,294)

Operating income	32,234	14,349	17,885	56,513	29,988	26,525
Interest income	22	3	19	60	15	45
Interest expense	(39,350)	(13,331)	(26,019)	(80,892)	(21,316)	(59,576)
Loss on debt extinguishment	(25,196)	—	(25,196)	(25,196)	—	(25,196)
Other income	(22)	338	(360)	1,458	950	508
Income tax provision (benefit)	7,758	8,355	597	10,667	10,671	4

Net income (loss)	$(40,070)	$(6,996)	$(33,074)	$(58,724)	$(1,034)	$(57,690)

Revenue: Total revenue for the three months ended June 30, 2011 was $120.9 million compared to $68.4 million for the three months ended June 30, 2010, an increase of $52.6 million, or 77%. Contract drilling revenue totaled $97.8 million for the three months ended June 30, 2011 compared to $48.7 million for the same period in 2010, an increase of $49.1 million, or 101%. This increase was primarily due to the commencement of operations by our drillship, the Platinum Explorer, in late December 2010.

Total revenue for the six months ended June 30, 2011 was $245.5 million compared to $126.6 million for the six months ended June 30, 2010, an increase of $118.9 million, or 94%. Contract drilling revenue totaled $184.5 million for the six months ended June 30, 2011 compared to $89.1 million for the same period in 2010, an increase of $95.5 million, or 107%. This increase was primarily due to the commencement of operations by our drillship, the Platinum Explorer, in late December 2010, together with the commencement of operations by two of our jackups, the Aquamarine Driller and the Topaz Driller, in January 2010 and March 2010, respectively.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	364	364	724	639
Utilization (2)	99.9%	99.9%	92.9%	99.3%
Average daily revenues (3)	$130,822	$133,889	$125,979	$140,408
Drillship
Operating rigs, end of period	1	—	1	—
Available days (1)	91	—	181	—
Utilization (2)	95.1%	—	94.3%	—
Average daily revenues (3)	$580,317	$—	$584,382	$—

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

Utilization of the jackup fleet for the six months ended June 30, 2011, was negatively impacted by approximately 39 days out of service for the Sapphire Driller due to the force majeure postponement of a contract in West Africa. Utilization on the Platinum Explorer, for the same period, was impacted by equipment and software commissioning issues which customarily occur upon the commencement of operations for a newbuild drilling unit.

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended June 30, 2011, reimbursable revenue was $19.9 million as compared to $15.2 million for the three months ended June 30, 2010, an increase of $4.7 million or 31%. This increase was primarily due to increased rebillable oversight activities on the construction projects.

Reimbursables for the six months ended June 30, 2011 was $53.8 million as compared to $28.7 million for the six months ended June 30, 2010, an increase of $25.1 million or 88%. This increase was primarily due to the status of completion of the construction projects in 2011. Increased owner furnished equipment costs and consequently reimbursable revenues, are incurred towards the completion or delivery stage of a rig construction project.

Operating expenses: Operating expenses for the three months ended June 30, 2011 were $65.3 million compared to $40.7 million for the three months ended June 30, 2010, an increase of $24.6 million, or approximately 60%. This increase was due primarily to the commencement of the operations of the Platinum Explorer in late December 2010. Additionally, $4.7 million of the increase related to deepwater construction oversight expenses, due to increased reimbursable costs.

Operating expenses for the six months ended June 30, 2011 were $142.6 million compared to $71.4 million for the six months ended June 30, 2010, an increase of $71.3 million, or approximately 100%. This increase was due primarily to the commencement of the operations of the Platinum Explorer, and to the operation of all four jackups for the six months ending June 30, 2011. Additionally, $25.7 million of the increase is due to increased reimbursable costs related to deepwater construction oversight expenses.

General and administrative expenses: General and administrative expenses were $7.4 million and $14.2 million for the three and six month periods ended June 30, 2011 as compared to $4.9 million and $9.4 million, respectively, for the comparable periods in 2010. The increases of $2.5 million for the three month and $4.8 million for the six month comparative periods primarily reflect additional expenses required to support and market our expanded drilling fleet, including additional personnel and related expenses, consulting services and compliance expenses.

Depreciation expense: Depreciation expense was $16.0 million and $32.1 million for the three and six month periods ended June 30, 2011, as compared to $8.4 million and $15.8 million, respectively, for the comparable periods in 2010. The increase was primarily due to the addition of the Platinum Explorer to our operating fleet.

Interest expense and financing charges: Interest expense and financing charges for the three and six month periods ending June 2011 increased $26.0 million and $59.6 million, respectively, over the same periods of 2010. The increases are primarily attributable to increased levels of debt outstanding in 2011, due to the acquisition of the Platinum Explorer. Additionally, in the first quarter of 2011, we incurred $2.0 million in fees for the amendment of the Aquamarine Term Loan. We capitalized $0.5 million of interest and amortization costs in the three months ended June 30, 2011. We did not capitalize any interest expense in the second quarter of 2010. Total interest and amortization costs capitalized for the six months ended June 30, 2011 and 2010 were $0.5 million and $5.0 million, respectively.

Loss on extinguishment of debt: In June 2011, in connection with the early retirement of the Aquamarine Term Loan, we paid approximately $21.7 million in prepayment fees and wrote off approximately $3.5 million of deferred financing costs and expenses.

Income tax expense: Income tax expense was $7.8 million and $10.7 million for the three and six month periods ended June 30, 2011, as compared to $8.4 million and $10.7 million, respectively, for the comparable periods in 2010. The increase for the three months ended June 30, 2011 was due primarily to increased revenue earned by the increased number of rigs operating in multiple foreign jurisdictions in both periods of 2011. In some jurisdictions, we are subject to deemed profit tax regimes where taxes are determined based on specified percentages of revenue rather than profit (loss) before tax.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of approximately $106.7 million. Included in working capital is approximately $114.5 million of cash available for general corporate purposes, including the August 1, 2011 semi-annual interest payment on our 11  1/2% Senior Secured Notes (the “Notes”). Additionally, we have posted $6.2 million cash as collateral for bid tenders. Included in our working capital is a total of $17.5 million of receivables from F3 Capital and other affiliates of Hsin Chi Su. Mr. Su recently resigned from our board of directors (although he has nominated four of the current directors). The balance includes $4.9 million of deferred management fees which are payable upon the delivery of the Dragonquest, $9.6 million of direct costs reimbursement and $3.0 million associated with the now terminated agreement to manage the construction of the Cobalt Explorer. Additionally, we have placed orders with vendors for approximately $38.6 million of equipment on behalf of F3 Capital and its affiliates for the Dragonquest. F3 Capital and its affiliates have not been making timely payment on these projects which has negatively impacted our liquidity. If F3 Capital and its affiliates fail to pay the outstanding balance and committed amounts, it will likely be necessary for us to cancel the Dragonquest management contract, negotiate the return of project equipment, source a replacement vessel to conduct the drilling contract intended for the Dragonquest and pursue legal remedies against F3 Capital, Mr. Su and affiliates.

Even though F3 Capital had overdue amounts owed to Vantage and despite numerous demands for payment from Vantage, from late March through June 2011, Mr. Su sold a total of 1,000,000 of Vantage ordinary shares and purchased a total of 2,090,178 of our ordinary shares. Mr. Su reported these sales and purchases to us on July 26, 2011 and made a voluntary disgorgement of profit of approximately $118,000.

In an effort to assist in completion of the financing of the Dragonquest, we have engaged in discussions for the acquisition of an interest in the Dragonquest, or alternatively, to acquire the drillship.

Short-term Debt: As of June 30, 2011, we had short-term debt of approximately $3.4 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt: As of June 30, 2011, our long-term debt was composed of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $14,262 and $33,304	$1,210,738	$966,696
Aquamarine Term Loan	—	107,134
F3 Capital note, net of discount of $28,227 and $30,350	31,773	29,650

	1,242,511	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,242,511	$1,103,480

11 1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, a wholly-owned subsidiary (the “Issuer”), issued $1.0 billion aggregate principal amount of Notes under an indenture. These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issuance discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015 and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued approximately $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107.0% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The weighted average yield on all $1.225 billion of the Notes is approximately 11.9%. The net proceeds, after fees and expenses, of approximately $228.1 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate the Aquamarine Term Loan, make the initial payment to DSME under the construction contract for an ultra-deepwater drillship, the Tungsten Explorer, and for general corporate purposes.

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the Notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of Notes will have the right to require the repurchase of all or any part of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to the current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan provided cash interest at 15% per annum and had a maturity date of September 3, 2014. The lender held a first priority security interest in the Aquamarine Driller. In February 2011 we amended the Aquamarine Term Loan to allow us to prepay and discharge the outstanding loan thereunder according to a determined prepayment schedule. In connection with the issuance of the additional Notes in June 2011, we repaid the Aquamarine Term Loan, plus interest through September 2011, for a total prepayment cost of $131.3 million.

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. We originally valued the F3 Capital Note based on our then weighted average cost of capital resulting in a discounted present value of $27.8 million. The F3 Capital Note could have become convertible into our ordinary shares at a conversion price of $1.10 per share, however, at our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of equity or convertible security that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

Dragonquest Construction Supervision Agreement

In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of June 30, 2011, $4.9 million of construction management fees have been deferred. In addition to the deferred construction management fees, Valencia owes us $9.6 million on the Dragonquest for the direct costs of construction services rendered by us, including the costs of equipment, inventory, personnel and engineering. Furthermore, we have made commitments to vendors for the procurement of approximately $38.6 million of additional equipment and inventory.

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

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial contruction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the three months ended June 30, 2011 was $0.5 million. We did not capitalize any interest in the second quarter of 2010. For the six months ended June 30, 2011 and 2010, total interest and amortization costs capitalized were $0.5 million and $5.0 million, respectively.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.5 million and $1.5 million of share-based compensation expense for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we recognized $2.4 million and $3.1 million, respectively, of share-based compensation expense.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. Our rigs operate in various international locations. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in 2011 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of June 30, 2011, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As our international operations expand, we will be exposed to additional foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2011, we did not have any open foreign exchange derivative contracts.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

101.INS	— XBRL Instance Document **

101.SCH	— XBRL Schema Document **

101.CAL	— XBRL Calculation Document **

101.LAB	— XBRL Label Linkbase Document **

101.PRE	— XBRL Presentation Linkbase Document **

*	Filed herewith.
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY

By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 4, 2011