Form 10-Q
period 2011-09-30
Vantage Drilling CO
filed 2011-11-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of Vantage Drilling Company ordinary shares outstanding as of October 20, 2011 is 290,706,424.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	general economic conditions and conditions in the oil and gas industry;

•	our failure to obtain delivery of drilling units;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	our ability to access the capital markets and to issue additional equity;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	potential conflicts of interest with F3 Capital; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,188	$120,443
Restricted cash	6,761	29,004
Trade receivables	118,823	50,190
Inventory	22,326	19,760
Prepaid expenses and other current assets	5,079	11,472

Total current assets	190,177	230,869

Property and equipment
Property and equipment	1,892,973	1,762,844
Accumulated depreciation	(92,640)	(44,712)

Property and equipment, net	1,800,333	1,718,132

Other assets
Other assets	57,652	54,193

Total other assets	57,652	54,193

Total assets	$2,048,162	$2,003,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,104	$32,332
Accrued liabilities	45,795	75,159
Short-term debt	857	8,574

Total current liabilities	83,756	116,065

Long–term debt, net of discount of $40,530 and $63,654	1,244,470	1,103,480
Other long-term liabilities	16,346	13,498
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 290,706 and 289,713 shares issued and outstanding	291	290
Additional paid-in capital	858,600	854,557
Accumulated deficit	(155,301)	(84,696)

Total shareholders’ equity	703,590	770,151

Total liabilities and shareholders’ equity	$2,048,162	$2,003,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Contract drilling services	$89,882	$44,864	$274,402	$132,632
Management fees	3,285	4,516	10,499	13,391
Reimbursables	25,367	17,527	79,148	47,488

Total revenues	118,534	66,907	364,049	193,511

Operating costs and expenses
Operating costs	69,610	41,582	212,224	112,946
General and administrative	6,219	6,294	20,469	15,703
Depreciation	15,988	8,768	48,126	24,611

Total operating expenses	91,817	56,644	280,819	153,260

Income from operations	26,717	10,263	83,230	40,251
Other income (expense)
Interest income	7	381	68	396
Interest expense and financing charges	(37,074)	(14,292)	(117,966)	(35,608)
Loss on debt extinguishment	—	(24,006)	(25,196)	(24,006)
Loss on acquisition of subsidiary	—	(3,780)	—	(3,780)
Other income	455	618	1,913	1,568

Total other expense	(36,612)	(41,079)	(141,181)	(61,430)

Loss before income taxes	(9,895)	(30,816)	(57,951)	(21,179)
Income tax provision	1,986	2,765	12,654	13,435

Net loss	$(11,881)	$(33,581)	$(70,605)	$(34,614)

Loss per share
Basic	$(0.04)	$(0.12)	$(0.24)	$(0.14)
Diluted	$(0.04)	$(0.12)	$(0.24)	$(0.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,605)	$(34,614)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	48,126	24,611
Amortization of debt financing costs	6,269	3,515
Non-cash loss on debt extinguishment	3,532	12,280
Non-cash loss recognized related to acquisition of subsidiary	—	3,780
Share-based compensation expense	4,044	4,594
Accretion of long-term debt	2,582	3,965
Amortization of debt discount	7,374	2,682
Deferred income tax expense	123	1,650
Gain on disposal of assets	(86)	—
Changes in operating assets and liabilities:
Restricted cash	22,243	1,944
Trade receivables	(68,633)	(38,333)
Inventory	(2,566)	(8,113)
Prepaid expenses and other current assets	6,393	5,723
Other assets	(456)	(12,084)
Accounts payable	4,772	15,065
Accrued liabilities	(30,363)	24,039
Short-term debt	—	1,467

Net cash provided by (used in) operating activities	(67,251)	12,171

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(126,695)	(57,253)
Acquisition of assets	—	(79,777)
Escrowed funds for acquisition	—	(510,916)
Proceeds from sale of property and equipment	301	—

Net cash used in investing activities	(126,394)	(647,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	240,750	963,610
Repayment of long-term debt	(109,716)	(293,129)
Proceeds from issuance of ordinary shares in public offerings, net	—	101,889
Repayment of short-term debt	(7,717)	(4,267)
Debt issuance costs	(12,927)	(31,776)

Net cash provided by financing activities	110,390	736,327

Net increase (decrease) in cash and cash equivalents	(83,255)	100,552
Cash and cash equivalents—beginning of period	120,443	15,992

Cash and cash equivalents—end of period	$37,188	$116,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$136,635	$39,473
Taxes	17,091	6,842
Interest capitalized (non-cash)	(3,847)	(22,150)
Non-cash investing and financing transactions:
Issuance of ordinary shares in settlement of short-term debt	$—	$(14,144)
Transaction in Mandarin acquisition:
Reclassification of investment in joint venture	—	120,306
Reclassification of receivable	—	8,138
Fair value of long-term note payable	—	27,833
Beneficial conversion feature of long-term note payable	—	18,000

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2010 is derived from our December 31, 2010 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the three months ended September 30, 2011 was $3.3 million as compared to $17.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, total interest and amortization costs capitalized were $3.8 million and $22.1 million, respectively.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	290,674	272,609	290,194	244,614
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	290,674	272,609	290,194	244,614

The calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million and 42.8 million ordinary shares for both the three months and nine months ended September 30, 2011 and 2010, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.6 million and $1.5 million of share-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we recognized $4.0 million and $4.6 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The 11  1/2% Senior Secured Notes initially issued in July 2010 at a price equal to 96.361% of their face value and the additional Notes issued in June 2011 at a price equal to 107% of their face value under the same indenture (collectively, the “Notes”) were trading at approximately 106 % of their face value as of October 20, 2011, indicating a fair value of approximately $1.3 billion.

We originally valued the $60.0 million promissory note issued to F3 Capital (the “F3 Capital Note”) based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of September 30, 2011, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $25.0 million.

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

Derivatives, if any, would be recorded on our consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with U.S. GAAP. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. Our assessment for hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis.

3. Transactions with F3 Capital and Affiliates

Purchase of F3 Capital’s Interest in Mandarin

Share Sale and Purchase Agreement

On July 6, 2010, we entered into a Share Sale and Purchase Agreement (“SSPA”) with F3 Capital, our largest shareholder and an affiliate, to purchase the 55% interest in Mandarin Drilling Corporation (“Mandarin”) that we did not already own for total consideration of $139.7 million, consisting of $79.7 million in cash and the F3 Capital Note. Mandarin owned the construction rights to the Platinum Explorer. The cash consideration was reduced by approximately $64.2 million for the third and fourth installment payments that were paid by us directly to the shipyard for the construction of the Platinum Explorer. The SSPA contained customary representations and warranties for both us and F3 Capital.

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

Call Option Agreement

In connection with the transactions contemplated by the SSPA, we entered into a call option agreement with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital. Pursuant to the terms of the call option agreement, we granted Valencia the option to purchase Vantage Deepwater Company (“Vantage Deepwater”), one of our wholly-owned subsidiaries, from us for total consideration of $1.00. The call option agreement has expired. In connection with Valencia’s financing efforts, in October 2011, we provided a share pledge of the Vantage Deepwater shares to Valencia’s lenders.

Dragonquest Agreement

In connection with the transactions contemplated by the SSPA, we, F3 Capital, Vantage Deepwater and Titanium Explorer Company (“Titanium”), another of our wholly-owned subsidiaries, entered into an agreement with Valencia regarding the financing of Dragonquest, an ultra-deepwater drillship. Under the terms of the agreement, we will take specified measures to facilitate the financing of the Dragonquest, although such measures do not include the incurrence of additional debt by us and the issuance of any guarantees by us. We have also agreed, if requested by Valencia or a third party financier, to assist Valencia in providing a security interest in or novating the drilling contract with Petrobras and deferring up to 75% of the fees payable under the management agreement between Vantage Deepwater and Valencia. If any management fees are deferred, such deferred fees will be payable annually with interest of 8%, and any deferred fees may be paid in cash or ordinary shares of Valencia, at Valencia’s election. Further, pursuant to the financing agreement, we agreed to defer Valencia’s payment of construction management fees due to Titanium under the construction management agreement between Titanium and Valencia from July 6, 2010, until the delivery date of the Dragonquest. Upon the occurrence of any default by Valencia within eight years after the date of the financing agreement, we shall have the option (subject to certain exceptions) to purchase all of the issued and outstanding shares of Valencia from F3 Capital.

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer, another ultra-deepwater drillship. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of September 30, 2011, $6.2 million of construction management fees have been deferred. In addition to the deferred construction management fees, as of September 30, 2011, we were owed $28.8 million on the Dragonquest for the direct costs of construction services rendered by us, including the costs of equipment, inventory, personnel and engineering. On October 21, 2011, we received a payment of $36.9 million from Valencia towards its outstanding obligations for direct costs and unbilled equipment associated with the Dragonquest construction supervision agreement.

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing the Cobalt Explorer agreed to suspend construction activities on the Cobalt Explorer. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of September 30, 2011, and remains currently due and payable. In May 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

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

F3 Capital Note

The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. We originally valued the F3 Capital Note based on our then weighted average cost of capital resulting in a discounted present value of $27.8 million. The F3 Capital Note could have become convertible into our ordinary shares at a conversion price of $1.10 per share, however, at our shareholder’s meeting in January 2011, shareholders did not approve the conversion of the F3 Capital Note. There is also a preemptive right covenant in the F3 Capital Note that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible security that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

4. Construction Supervision Agreements

In addition to the Drillship Construction Supervision Agreements mentioned above, we have entered into other construction management agreements with unaffiliated third parties.

On July 21, 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship.

In February 2011, we entered into an agreement with an unaffiliated third party to provide services related to the design, construction and commissioning of two ultra-deepwater drillships being built in Korea. In October 2011, as a result of the unaffiliated third party being acquired by another drilling contractor, we were given notice of termination in accordance with terms of the agreement.

5. Debt

Short-term Debt

As of September 30, 2011, we had short-term debt of approximately $0.8 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt

As of September 30, 2011, our long-term debt was composed of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $13,382 and $33,304	$1,211,618	$966,696
Aquamarine Term Loan	—	107,134
F3 Capital note, net of discount of $27,148 and $30,350	32,852	29,650

	1,244,470	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,244,470	$1,103,480

11  1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, one of our wholly-owned subsidiaries (the “Issuer”), issued $1.0 billion aggregate principal amount of Notes under an indenture. These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issue discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued approximately $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The weighted average yield on all $1.225 billion of the Notes is approximately 11.9%. The net proceeds, after fees and expenses, of approximately $227.8 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate a term loan associated with the Aquamarine Driller, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

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

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan provided cash interest at 15% per annum and had a maturity date of September 3, 2014. The lender held a first priority security interest in the Aquamarine Driller. In February 2011, we amended the Aquamarine Term Loan to allow us to prepay and discharge the outstanding loan according to a set prepayment schedule. In connection with the issuance of the additional Notes in June 2011, we repaid the Aquamarine Term Loan, plus interest through September 2011, for a total prepayment cost of $131.3 million.

6. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of September 30, 2011, no preferred shares were issued and outstanding.

Ordinary Shares

In January 2011, certain executives of the Company voluntarily surrendered for cancellation options to acquire 1,112,750 ordinary shares. The shares underlying these options were then available for issuance to other non-executive employees under our 2007 Long-Term Incentive Plan (the “LTIP”), excluding the executives that had surrendered the stock options.

At our Extraordinary General Meeting in lieu of Annual General Meeting held in July 2011, our shareholders approved an increase in the number of shares authorized for issuance under our LTIP to 25.0 million. During the nine months ended September 30, 2011, we granted 6,988,145 share awards under our LTIP. Restricted share awards issued to employees vest ratably over four years. Performance unit awards may vest over a three-year period based on the attainment of pre-determined criteria. The 2011 restricted share awards are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $10.2 million, based on an average share price of $1.46 per share. In the nine months ended September 30, 2011, we issued 993,657 ordinary shares pursuant to vesting of previously granted LTIP share awards.

7. Income Taxes

Vantage Drilling is a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries are considered resident for income tax purposes. We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among various governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined using a percentage of revenue) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2010 remain open to examination in many of our jurisdictions. In October 2010 and October 2011, authorities in Thailand commenced an examination for the 2009 and 2010 tax years, respectively. In October 2011, authorities in The Philippines notified us they would begin an examination for the 2010 tax year. In April 2011, we closed a tax examination in the U.S. for the 2007 and 2008 tax years.

8. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.

On August 5, 2011, we sent F3 Capital and Valencia a letter notifying them of their payment breaches pursuant to the construction management agreement and requesting immediate payment. In a letter dated August 15, 2011, Valencia responded that Vantage was in breach of assisting them with their financing efforts and notifying the Company that they would not make any additional payments and were considering legal action. As Valencia made the $36.9 million payment in October, no further action has been taken with respect to these letters.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Prepaid insurance	$1,691	$9,169
Sales tax receivable	1,513	1,141
Income tax receivable	469	—
Other receivables	58	340
Deferred mobilization costs	72	—
Other prepaid expenses	1,276	822

	$5,079	$11,472

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Drilling equipment	$1,764,832	$1,757,083
Assets under construction	122,353	1,219
Leasehold improvements	1,258	1,045
Office and technology equipment	4,530	3,497

	1,892,973	1,762,844
Accumulated depreciation	(92,640)	(44,712)

Property and equipment, net	$1,800,333	$1,718,132

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction. We capitalized approximately $3.8 million of interest and amortization costs for the nine months ended September 30, 2011.

Other Assets

Other assets consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$36,359	$33,234
Performance bond collateral	18,225	18,251
Deferred mobilization costs	1,270	—
Deferred survey costs	521	—
Deferred income taxes	9	132
Income tax receivable	—	1,207
Deposits	1,268	1,369

	$57,652	$54,193

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Interest	$27,102	$49,524
Compensation	12,605	13,686
Unearned income	640	3,218
Deferred revenue	132	—
Property, service and franchise taxes	1,610	1,610
Income taxes payable	3,130	6,748
Other	576	373

	$45,795	$75,159

10. Business Segment Information

Our business activities relate to the international operations of our offshore drilling units, both jackup rigs and drillship, and providing construction supervision services in South Korea and China for drilling units owned by others.

For the three and nine months ended September 30, 2011 and 2010, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Five customers accounted for approximately 42%, 15%, 13%, 11% and 11%, respectively, of consolidated revenue for the three months ended September 30, 2011. For the nine months ended September 30, 2011, three customers accounted for approximately 41%, 11% and 10%, respectively, of consolidated revenue. Five customers accounted for approximately 26%, 24%, 18%, 13% and 13%, respectively, of consolidated revenue for the three months ended September 30, 2010. For the nine months ended September 30, 2010, five customers accounted for 22%, 21%, 14%, 11% and 11%, respectively, of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

In July 2010, the Issuer issued $1.0 billion aggregate principal amount of its Notes under an indenture. In June 2011, the Issuer issued approximately $225.0 million aggregate principal amount of additional Notes under the existing indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain subsidiaries (the “Subsidiary Guarantors”). None of our other currently existing subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have guaranteed or pledged assets to secure the Notes.

The following tables present the condensed, consolidating financial information as of September 30, 2011 and 2010 and for the three and nine months ended September 30, 2011 and 2010 of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information as of and for the three and nine months ended September 30, 2011 and 2010 reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position and results of operations for the three months and nine months then ended.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$2,294	$21	$28,086	$6,787	$—	$37,188
Other current assets	648	—	110,323	42,018	—	152,989

Total current assets	2,942	21	138,409	48,805	—	190,177
Property and equipment, net	1,740	—	1,685,705	112,888	—	1,800,333
Investment in and advances to subsidiaries	487,290	424,501	1,834	64,299	(977,924)	—
Other assets	—	36,360	20,407	885	—	57,652

Total assets	$491,972	$460,882	$1,846,355	$226,877	$(977,924)	$2,048,162

Accounts payable and accrued liabilities	$6,230	$23,479	$28,149	$25,041	$—	$82,899
Short-term debt	857	—	—	—	—	857
Intercompany (receivable) payable	(337,189)	(1,146,764)	1,298,724	185,229	—	—

Total current liabilities	(330,102)	(1,123,285)	1,326,873	210,270	—	83,756
Long-term debt	32,852	1,211,618	—	—	—	1,244,470
Other long term liabilities	—	—	12,746	3,600	—	16,346
Shareholders’ equity (deficit)	789,222	372,549	506,736	13,007	(977,924)	703,590

Total liabilities and shareholders’ equity	$491,972	$460,882	$1,846,355	$226,877	$(977,924)	$2,048,162

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$92,547	$25,987	$118,534
Operating costs and expenses	3,929	7	62,722	25,159	91,817

Income (loss) from operations	(3,929)	(7)	29,825	828	26,717
Other income (expense)	(1,795)	(35,155)	(457)	795	(36,612)

Income (loss) before income taxes	(5,724)	(35,162)	29,368	1,623	(9,895)
Income tax provision (benefit)	—	—	1,766	220	1,986

Net income (loss)	$(5,724)	$(35,162)	$27,602	$1,403	$(11,881)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$280,673	$83,376	$364,049
Operating costs and expenses	12,935	27	188,293	79,564	280,819

Income (loss) from operations	(12,935)	(27)	92,380	3,812	83,230
Other income (expense)	(5,491)	(101,017)	(36,229)	1,556	(141,181)

Income (loss) before income taxes	(18,426)	(101,044)	56,151	5,368	(57,951)
Income tax provision	576	—	11,648	430	12,654

Net income (loss)	$(19,002)	$(101,044)	$44,503	$4,938	$(70,605)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(10,803)	$(119,671)	$89,776	$(26,553)	$(67,251)
Net cash provided by (used in) investing activities	(1,685)	—	(18,602)	(106,107)	(126,394)
Net cash provided by (used in) financing activities	(80,503)	118,557	(63,049)	135,385	110,390

Net increase in cash and cash equivalents	(92,991)	(1,114)	8,125	2,725	(83,255)
Cash and cash equivalents—beginning of period	95,285	1,135	19,961	4,062	120,443

Cash and cash equivalents—end of period	$2,294	$21	$28,086	$6,787	$37,188

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$95,009	$5,537	$13,142	$2,856	$—	$116,544
Other current assets	479	—	582,376	23,931	—	606,786

Total current assets	95,488	5,537	595,518	26,787	—	723,330
Property and equipment, net	387	—	1,168,020	2,767	—	1,171,174
Investment in and advances to subsidiaries	488,170	424,451	2,545	63,954	(979,120)	—
Investment in joint venture	—	—	—	—	—	—
Other assets	6	30,659	22,818	2,398	—	55,881

Total assets	$584,051	$460,647	$1,788,901	$95,906	$(979,120)	$1,950,385

Accounts payable and accrued liabilities	$3,296	$19,806	$17,661	$27,270	$—	$68,033
Short-term debt	1,028	—	—	—	—	1,028
Current maturities of long-term debt	—	—	—	—	—	—
Intercompany (receivable) payable	(263,577)	(1,004,407)	1,206,708	61,276	—	—

Total current liabilities	(259,253)	(984,601)	1,224,369	88,546	—	69,061
Long-term debt	28,571	964,864	105,604	—	—	1,099,039
Other long term liabilities	—	—	—	716	—	716
Shareholders’ equity (deficit)	814,733	480,384	458,928	6,644	(979,120)	781,569

Total liabilities and shareholders’ equity	$584,051	$460,647	$1,788,901	$95,906	$(979,120)	$1,950,385

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$45,881	$21,026	$66,907
Operating costs and expenses	5,717	—	34,062	16,865	56,644

Income (loss) from operations	(5,717)	—	11,819	4,161	10,263
Other income (expense)	(5,023)	(4,977)	(31,287)	208	(41,079)

Income (loss) before income taxes	(10,740)	(4,977)	(19,468)	4,369	(30,816)
Income tax provision	—	—	2,505	260	2,765

Net income (loss)	$(10,740)	$(4,977)	$(21,973)	$4,109	$(33,581)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$143,895	$49,616	$193,511
Operating costs and expenses	14,176	22	100,417	38,645	153,260

Income (loss) from operations	(14,176)	(22)	43,478	10,971	40,251
Other income (expense)	(5,085)	(4,977)	(52,347)	979	(61,430)

Income (loss) before income taxes	(19,261)	(4,999)	(8,869)	11,950	(21,179)
Income tax provision	1,438	—	7,769	4,228	13,435

Net income (loss)	$(20,699)	$(4,999)	$(16,638)	$7,722	$(34,614)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(6,672)	$17,118	$(2,851)	$4,576	$12,171
Net cash used in investing activities	(319)	—	(646,981)	(646)	(647,946)
Net cash provided by (used in) financing activities	101,999	(11,582)	651,311	(5,401)	736,327

Net increase in cash and cash equivalents	95,008	5,536	1,479	(1,471)	100,552
Cash and cash equivalents—beginning of period	1	1	11,663	4,327	15,992

Cash and cash equivalents—end of period	$95,009	$5,537	$13,142	$2,856	$116,544

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2011 and our results of operations for the three months and nine months ended September 30, 2011 and 2010. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Dragonquest (2)	—	2011	12,000	40,000	Commissioning
Tungsten Explorer	100%	2013	12,000	40,000	Under construction

(1)	The Platinum Explorer is designed to drill in up to 12,000 feet of water, but is currently equipped to drill in 10,000 feet of water.
(2)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have an eight-year contract with Petrobras to operate this vessel upon completion of construction.

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

The current outlook for the demand for our services is generally positive as the international prices for oil and gas remain strong. The industry is experiencing higher spending by oil and gas companies, especially in deepwater international regions as current world oil prices are above the economic threshold for deepwater projects. Although worldwide economic activity continues to improve, there is uncertainty about its sustainability. Additionally, issues in the European credit markets highlight concerns about the recovery of global financial markets and that European crude demand may decrease in the future.

Following the Macondo well incident in April 2010, the U.S. government undertook a complete regulatory review of domestic offshore drilling operations with the intention of strengthening the regulatory environment. Although the U.S. government has recommenced issuing deepwater drilling permits in the U.S. Gulf of Mexico, the approval process remains slow. Currently we do not have operations in the U.S. Gulf of Mexico; however the Dragonquest, an ultra-deepwater drillship we will operate upon completion of its construction, is currently expected to commence drilling operations in 2012 in the U.S Gulf of Mexico. Our customer for the Dragonquest is currently in the process of obtaining the necessary well permits and expects to receive the drilling permit prior to the arrival of the Dragonquest in the U.S. Gulf of Mexico. While there is no certainty as to when the permit will be obtained, the Dragonquest is contracted on an international basis and the customer may direct us to mobilize the vessel to another market.

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

With the strong long-term view of deepwater and ultra-deepwater prospects, numerous parties have recently placed shipyard orders to build additional semisubmersibles and drillships. In May 2011, we executed a turnkey construction contract with a shipyard to construct an ultra-deepwater drillship, to be named the Tungsten Explorer, with a scheduled delivery date of May 2013. As of October 2011, we estimate there are approximately 51 deepwater and ultra-deepwater rigs scheduled for delivery through 2013, 28 of which are not yet contracted to customers. Although deepwater and ultra-deepwater dayrates have declined from their highs in late 2007, rates have been rising in 2011 and we expect further strengthening in the near term.

Results of Operations

The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig began operating under its first contract in August 2009 and our third jackup rig commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and began operating in March 2010. Our drillship, the Platinum Explorer, was delivered in November 2010 and commenced operations in December 2010.

The following table is an analysis of our operating results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Contract drilling services	$89,882	$44,864	$45,018	$274,402	$132,632	$141,770
Management fees	3,285	4,516	(1,231)	10,499	13,391	(2,892)
Reimbursables	25,367	17,527	7,840	79,148	47,488	31,660

	118,534	66,907	51,627	364,049	193,511	170,538
Operating costs	69,610	41,582	(28,028)	212,224	112,946	(99,278)
General and administrative	6,219	6,294	75	20,469	15,703	(4,766)
Depreciation	15,988	8,768	(7,220)	48,126	24,611	(23,515)

Operating income	26,717	10,263	16,454	83,230	40,251	42,979
Other income (expense)
Interest income	7	381	(374)	68	396	(328)
Interest expense	(37,074)	(14,292)	(22,782)	(117,966)	(35,608)	(82,358)
Loss on debt extinguishment	—	(24,006)	24,006	(25,196)	(24,006)	(1,190)
Loss on acquisition of subsidiary	—	(3,780)	3,780	—	(3,780)	3,780
Other income	455	618	(163)	1,913	1,568	345
Income tax provision (benefit)	1,986	2,765	779	12,654	13,435	781

Net income (loss)	$(11,881)	$(33,581)	$21,700	$(70,605)	$(34,614)	$(35,991)

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	368	368	1,092	1,007
Utilization (2)	87.5%	97.0%	91.1%	98.4%
Average daily revenues (3)	$118,734	$125,660	$123,633	$135,097
Platinum Explorer
Available days (1)	92	—	273	—
Utilization (2)	96.9%	—	95.2%	—
Average daily revenues (3)	$579,335	$—	$582,642	$—

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

Revenue: Total revenue for the three months ended September 30, 2011 was $118.5 million compared to $66.9 million for the three months ended September 30, 2010, an increase of $51.6 million, or 77%. Contract drilling revenue totaled $89.9 million for the three months ended September 30, 2011 compared to $44.9 million for the same period in 2010, an increase of $45.0 million, or 100%. These increases were primarily due to the commencement of operations by our drillship, the Platinum Explorer, in December 2010.

Total revenue for the nine months ended September 30, 2011 was $364.0 million compared to $193.5 million for the nine months ended September 30, 2010, an increase of $170.5 million, or 88%. Contract drilling revenue totaled $274.4 million for the nine months ended September 30, 2011 compared to $132.6 million for the same period in 2010, an increase of $141.8 million, or 107%. These increases were primarily due to the commencement of operations by our drillship, the Platinum Explorer, in late December 2010, together with the commencement of operations by two of our jackups, the Aquamarine Driller and the Topaz Driller, in January 2010 and March 2010, respectively.

Utilization of the jackup fleet for the nine months ended September 30, 2011 was negatively impacted by approximately 39 days out of service for the Sapphire Driller due to the force majeure postponement of a contract in West Africa at the beginning of the year, and approximately 45 shipyard days for the Topaz Driller during the third quarter as the rig was undergoing customer funded equipment upgrades for its current Malaysia contract. Utilization on the Platinum Explorer improved during the three months ended September 30, 2011 as compared to the preceding quarter as routine equipment and software start-up issues have generally been resolved resulting in higher operating efficiency.

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended September 30, 2011, reimbursable revenue was $25.4 million as compared to $17.5 million for the three months ended September 30, 2010, an increase of $7.8 million or 45%. This increase was primarily due to increased rebillable oversight activities on the construction projects.

Reimbursable revenue for the nine months ended September 30, 2011 was $79.1 million as compared to $47.5 million for the nine months ended September 30, 2010, an increase of $31.7 million or 67%. This increase was primarily due to the status of completion of the construction projects in 2011. Increased owner furnished equipment costs and, consequently, reimbursable revenue, are incurred towards the completion or delivery stage of a rig construction project.

Operating expenses: Operating expenses for the three months ended September 30, 2011 were $69.6 million compared to $41.6 million for the three months ended September 30, 2010, an increase of $28.0 million, or approximately 67%. This increase was due primarily to the commencement of the operations of the Platinum Explorer in December 2010. Additionally, $5.8 million of the increase related to deepwater construction oversight expenses, due to increased reimbursable costs.

Operating expenses for the nine months ended September 30, 2011 were $212.2 million compared to $112.9 million for the nine months ended September 30, 2010, an increase of $99.3 million, or approximately 88%. This increase was due primarily to the commencement of the operations of the Platinum Explorer, and to the operation of all four jackups for the nine months ending September 30, 2011. Additionally, $31.5 million of the increase is due to increased reimbursable costs related to deepwater construction oversight expenses.

General and administrative expenses: General and administrative expenses were $6.2 million and $20.5 million for the three and nine month periods ended September 30, 2011 as compared to $6.3 million and $15.7 million, respectively, for the comparable periods in 2010. The increase of $4.8 million for the nine month comparative periods primarily reflects additional expenses for additional personnel and related expenses, consulting services, compliance expenses and marketing expenses.

Depreciation expense: Depreciation expense was $16.0 million and $48.1 million for the three and nine month periods ended September 30, 2011, as compared to $8.8 million and $24.6 million, respectively, for the comparable periods in 2010. The increase for both periods was primarily due to the addition of the Platinum Explorer to our operating fleet.

Interest expense and financing charges: Interest expense and financing charges for the three and nine months ended September 30, 2011 increased $22.8 million and $82.4 million, respectively, over the same periods of 2010. The increases for both periods are primarily attributable to increased levels of debt outstanding in 2011, due to the acquisition of the Platinum Explorer. The increase for the nine month period also reflects $2.0 million in fees incurred in the first quarter of 2011 for the amendment of the Aquamarine Term Loan.

We capitalized $3.3 million and $17.1 million of interest and amortization costs in the three months ended September 30, 2011 and 2010, respectively. Total interest and amortization costs capitalized for the nine months ended September 30, 2011 and 2010 were $3.8 million and $22.1 million, respectively.

Loss on extinguishment of debt: In June 2011, we paid approximately $21.7 million in prepayment fees and wrote off approximately $3.5 million of deferred financing costs and expenses in connection with the early retirement of the Aquamarine Term Loan.

In July 2010, we paid approximately $10.8 million in prepayment fees, $0.9 million to terminate an interest rate swap and wrote off approximately $12.3 million of deferred financing costs in connection with the early retirement of the Credit Agreement and our prior senior secured notes.

Loss on acquisition of subsidiary: In the three months ended September 30, 2010, in connection with the acquisition of Mandarin, we recorded a bargain purchase gain of $12.3 million and a $16.1 million loss on the remeasurement of our previously held 45% interest in Mandarin under purchase accounting.

Income tax expense: Income tax expense was $2.0 million and $12.7 million for the three and nine month periods ended September 30, 2011, as compared to $2.8 million and $13.4 million, respectively, for the comparable periods in 2010. In some jurisdictions, we are subject to deemed profit tax regimes where taxes are determined based on specified percentages of revenue rather than profit (loss) before tax. In 2011, we had increased tax expense over the comparable periods of 2010 as a result of the increased number of rigs operating in multiple foreign tax jurisdictions. In the nine months ended September 30, 2010, we recorded approximately $5.0 million of adjustments related to certain tax positions. There were no comparable adjustments in 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of approximately $106.4 million. Included in working capital is approximately $37.2 million of cash available for general corporate purposes, including the February 1, 2012 semi-annual interest payment on our 11 1/2% Senior Secured Notes (the “Notes”). Additionally, we have posted $6.8 million cash as collateral for bid tenders. Included in our working capital is a total of $38.0 million of receivables from F3 Capital and other affiliates of Hsin Chi Su. Mr. Su recently resigned from our board of directors (although he has recommended four of the current directors for nomination to our board of directors). The balance includes $6.2 million of deferred management fees which are payable upon the delivery of the Dragonquest, $28.8 million of direct costs reimbursement and $3.0 million associated with the now terminated agreement to manage the construction of the Cobalt Explorer.

F3 Capital and its affiliates, from time to time, have not made timely payments on the projects, which has negatively impacted our liquidity. In October 2011, all of the amounts outstanding for the Dragonquest project have been paid. The Dragonquest project and our ability to commence operations on the Petrobras contract are dependent upon the continued funding of the Dragonquest project and the delivery of the drillship from the shipyard.

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

Short-term Debt: As of September 30, 2011, we had short-term debt of approximately $0.9 million related to our financing of rig insurance premiums. These notes had annual interest rates of 3.3%.

Long-term Debt: As of September 30, 2011 and December 31, 2010, our long-term debt was composed of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $13,382 and $33,304	$1,211,618	$966,696
Aquamarine Term Loan	—	107,134
F3 Capital note, net of discount of $28,227 and $30,350	32,852	29,650

	1,244,470	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,244,470	$1,103,480

11  1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, one of our wholly-owned subsidiary (the “Issuer”), issued $1.0 billion aggregate principal amount of Notes under an indenture. These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issue discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued approximately $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The weighted average yield on all $1.225 billion of the Notes is approximately 11.9%. The net proceeds, after fees and expenses, of approximately $227.8 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate the Aquamarine Term Loan, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

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

Dragonquest Construction Supervision Agreement

In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of September 30, 2011, $6.2 million of construction management fees have been deferred. In addition to the deferred construction management fees, Valencia Drilling Corporation (“Valencia”) owes us $28.8 million on the Dragonquest for the direct costs of construction services rendered by us, including the costs of equipment, inventory, personnel and engineering. In October 2011, Valencia paid approximately $36.9 million towards its outstanding obligations for direct costs and unbilled equipment associated with the Dragonquest construction supervision agreement.

Background, Status and Path Forward Regarding Dragonquest

In February 2009, Vantage Deepwater entered into an eight year drilling contract with Petrobras to be performed by Hull #3602, subsequently named Dragonquest. The Dragonquest is owned by Valencia, which is owned by an affiliate of F3 Capital our largest shareholder. Vantage entered into an option to acquire the vessel, which subsequently expired, but maintained the right to operate the Dragonquest pursuant to a management agreement and were appointed to oversee the construction of the drillship pursuant to a construction supervision agreement; both agreements were entered into in 2008.

During the construction phase of the project, we are paid a fixed annual fee for our services and reimbursement of costs including ordering equipment, spares and supplies for the Dragonquest, commissioning expenses, consultants, pre-delivery crew costs and other associated expenses. The management agreement provides that we will be paid a fixed monthly fee during the operating of the vessel plus incentive income calculated based on the level of revenues and cash flow achieved. Additionally, we have agreed to assist Valencia in its financing efforts to complete a comprehensive financing for the Dragonquest. The Dragonquest will not be delivered and available for the performance of the Petrobras contract until the final shipyard payment is made.

Valencia, to date, has funded substantial amounts of capital for the payment of shipyard construction installments, payments for equipment, spares, supplies, consultants, crew and other associated costs. Included in these payments is $72.8 million paid to Vantage for our costs and fees associated with the construction of the Dragonquest. In order to make these payments, the shareholder of Valencia has made equity payments and Valencia has received some funding pursuant to a pre-delivery loan from commercial banks (the “Bridge Loan”). In connection with the Bridge Loan, F3 Capital and its affiliates have provided other assets as collateral to the commercial banks and Vantage has pledged the shares of Vantage Deepwater.

We believe that Valencia and its shareholder have agreed in principle to the terms of a comprehensive long-term project financing with a group of commercial lenders (the “Permanent Facility”). The Permanent Facility will provide for working capital in addition to the final shipyard installments and project costs. The current expectation is that the Permanent Facility will be completed in the near future. As a condition precedent to the completion of the Permanent Facility and funding, we believe that additional equity is required.

We have had extensive discussions with Valencia and its shareholder regarding a potential investment by the Company in Valencia. While we have not completed definitive documents, it is proposed that Vantage acquire approximately $60.0 million of Valencia’s equity representing approximately one-third of Valencia’s total equity. The final contribution and ownership percentage will be based on the proportion of the total equity funded by each party.

In connection with these discussions, Vantage has negotiated with a private party the sale of approximately $75.0 million of 7.5% convertible debt securities with a $2.15 conversion price. The sale of the 7.5% convertible debt securities would be contingent on and closed concurrent with the closing of our equity investment in Valencia.

Our investment in Valencia, as well as the private party sale of convertible debt securities, are subject to further confirmatory due diligence. While there can be no assurances that we can complete these transactions, we believe that this is currently the most likely scenario. These transactions should complete the financing of the Dragonquest and allow us to take delivery. The Dragonquest is in the final stages of construction and we believe the drillship will be ready for delivery prior to the end of the year. Once the Dragonquest is delivered, we will earn the compensation as agreed in the Management Agreement and be entitled to our equity interest in Valencia.

Contingent Obligations

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. For additional discussion of our contractual obligations, please refer to footnote 8. Commitments and Contingencies included in this Form 10-Q.

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

Property and Equipment: Property and equipment consists of the values of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the three months ended September 30, 2011 was $3.3 million as compared to $17.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, total interest and amortization costs capitalized were $3.8 million and $22.1 million, respectively.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.6 million and $1.5 million of share-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we recognized $4.0 million and $4.6 million, respectively, of share-based compensation expense.

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

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in 2011 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of September 30, 2011, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2011, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 8, 2011