Form 10-K
period 2011-12-31
Vantage Drilling CO
filed 2012-03-15
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting stock held by nonaffiliates as of June 30, 2011 based on the closing price of $1.82 per share on the NYSE Amex on such date, was approximately $512.9 million.

The number of the registrant’s ordinary shares outstanding as of February 17, 2012 is 291,457,669 shares.

Documents incorporated by reference

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in June 2012 are incorporated by reference into Part III of this Annual Report.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are included throughout this Annual Report, including under “Item 1A. Risk Factors” and “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Annual Report.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our limited operating history;

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	general economic conditions and conditions in the oil and gas industry;

•	our failure to obtain delivery of drilling units;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	potential conflicts of interest with F3 Capital and affiliates; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which may be obtained by contacting us or the SEC. These filings are also available through our website at http://www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov. The contents of our website are not part of this Annual Report.

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

PART I

Item 1.	Business.

Our Company

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. We are an exempted company incorporated with limited liability in the Cayman Islands, organized in 2007.

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

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Dragonquest (1)(2)	—	2011	12,000	40,000	Commissioning
Tungsten Explorer (1)	100%	2013	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water, but are or will be equipped to drill in 10,000 feet of water.
(2)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have an eight-year contract with Petrobras to operate this vessel upon delivery. See “Drilling Unit Agreements” and “Drilling Construction Supervision and Management Service Agreements.”

Strengths

• Premium fleet. Our fleet is currently comprised of seven ultra-premium high specification drilling units, including jackup rigs and drillships, of which we own four jackup rigs and two drillships. We believe the Emerald Driller, Sapphire Driller, Aquamarine Driller and Topaz Driller are ultra-premium jackup rigs due to their ability to drill in deeper depths, as well as their enhanced operational efficiency and technical capabilities when compared to a majority of the current global jackup rig fleet, which is primarily comprised of older, smaller, less capable rigs using less modern technology. In addition, the Platinum Explorer is an ultra-deepwater drillship that is equipped to drill in water depths of up to 10,000 feet, which we believe to be the upper-limit water depth currently targeted by leading offshore exploration and production companies for new deepwater development projects.

• Strong asset coverage. Our owned fleet includes four jackups, at a cost of approximately $227.0 million each, or $908.0 million total, one drillship, at a cost of approximately $850.0 million and one drillship under construction at a current cost to date of approximately $113.4 million, (anticipated total completed cost of approximately $595.0 million), for a total of approximately $1.9 billion. These costs reflect all incurred costs associated with the purchase, construction, delivery and commissioning of the vessels, as well as significant supplies of spare major components with respect to the drillship. As of December 31, 2011, we had approximately $1.2 billion of debt outstanding, which represents a ratio of 1.6x total cost to debt outstanding.

• Proven track record. We have a proven track record of successfully managing, constructing, marketing and operating offshore drilling units, having previously managed significant drilling fleets for some of our competitors. Our in-house team of engineers and construction personnel has overseen complex rig construction projects. As a result, the Emerald Driller, Sapphire Driller, Aquamarine Driller, Topaz Driller and Platinum Explorer have been delivered within budget and either on time or ahead of schedule. Collectively, our jackup fleet has experienced approximately 99% of productive time during 2011 which we believe is above average for the industry. The Platinum Explorer experienced approximately 92% of productive time during 2011, which we believe is outstanding for the first year of operation.

• Experienced management and operational team. We benefit from our management team, which has extensive experience and an average of 29 years in the drilling industry, including international and domestic public company experience involving numerous acquisitions and debt and equity financings.

Strategy

Our strategy is to:

• Capitalize on customer demand for modern, high specification units. We own and manage high specification state-of-the-art drilling units, which are well suited to meet the requirements of customers for efficiently drilling through deep and complex geological formations, and drilling horizontally. Additionally, high specification drilling units generally provide faster drilling and moving times. Since 2009, a majority of the bid invitations for jackups that we received required high specification units. Aside from their drilling capabilities, we believe that customers generally prefer new drilling units because of improved safety features and less frequent downtime for maintenance. New, modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high quality operating personnel.

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

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. Beginning in 2008, global disruption in the financial markets and depressed oil and gas prices reduced demand for offshore drilling during 2009. These conditions improved in 2010 and 2011 as the financial markets stabilized and oil prices recovered. With the market improvement, oil and gas companies have increased spending for offshore drilling services.

We believe that market conditions will generally continue to improve in 2012 and lead to a more robust contracting environment. However, in 2011 civil unrest in the Middle East, West Africa and North Africa reduced access to these markets and resulted in force majeure terminations or postponement of drilling contracts by customers operating in these regions. Additionally, the aftermath of the Macondo incident in the U.S. Gulf of Mexico continues to constrain deepwater drilling in a major market region.

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

Our jackup fleet is focused on the “long-legged” (350+ ft) high specification market. The drillships that we operate and have agreements to operate are focused on the ultra-deepwater segment which has been very strong in recent years as demand for ultra-deepwater rigs has exceeded supply.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2011, 2010 and 2009, the following customers accounted for more than 10% of our consolidated revenue:

	For the Years Ending December 31,
	2011	2010	2009
Oil and Natural Gas Corporation (“ONGC”)	41%	—	—
Valencia Drilling Corporation (“Valencia”)	13%	—	—
SeaDragon Offshore Limited	—	26%	23%
Pearl Oil (Thailand) Ltd.	—	21%	46%
VAALCO Gabon (Etame), Inc.	—	13%	—
PetroVietnam Drilling and Well Services	—	11%	—
Foxtrot International LDC	—	—	12%

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

The following table sets forth certain information concerning the contract status of our owned and managed offshore drilling fleet.

Name	Region	Expected Contract Duration	Actual/ Expected Contract Commencement	Average Drilling Revenue Per Day (1)	Customer
Emerald Driller	Southeast Asia	18 months	Q3 2011	$130,000	PTTEP
Sapphire Driller	West Africa	12 months	Q1 2012	$120,000	Foxtrot International
Aquamarine Driller	Southeast Asia	12 months	Q4 2011	$132,000	Petronas Carigali
Topaz Driller	Southeast Asia	14 months	Q4 2011	$187,000	Total E&P Malaysia
Platinum Explorer	India	5 years	Q4 2010	$590,500	ONGC (2)
Dragonquest (3)	U.S. Gulf of Mexico	8 years	Q3 2012	$551,300 (4)	Petrobras

(1)	Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue includes mobilization and demobilization fees and other contractual revenues associated with the drilling services.
(2)	For more information on the contract with ONGC, see “Contract Backlog” below.
(3)	We will manage this vessel pursuant to a management services agreement and will only receive management fees pursuant to this agreement. For more information, see “Drillship Construction Supervision and Management Services Agreements.”
(4)	The average drilling revenue per day includes the achievement of a 12.5% bonus opportunity, but excludes mobilization revenues and revenue escalations included in the contract.

Contract Backlog

As of December 31, 2011, our owned fleet had total contract backlog of approximately $1.0 billion, including estimated contract backlog with ONGC for the Platinum Explorer of approximately $855.0 million. Based upon our current projections of operating expenses, we estimate that the ONGC contract will generate approximately $145.0 million to $150.0 million in annual EBITDA over the five year contract. Additionally, the Dragonquest has contract backlog of approximately $1.8 billion from which we expect to receive approximately $13.0 to $15.0 million per year in management fees over the eight year term of the contract.

Drillship Construction Supervision and Management Services Agreements

We are party to agreements to manage the construction of the Dragonquest and the Dalian Developer. Our counterparty for the Dragonquest agreement is an affiliate of F3 Capital, our largest shareholder and an affiliate of ours. During the construction of each of these drillships, these agreements entitle us to receive a fixed fee. We also have an agreement to manage the operations of the Dragonquest. Once the Dragonquest is operational, the agreement entitles us to receive a fixed fee per day plus a performance fee based on the operational performance of the drillship and marketing fees for every charter agreement we secure on behalf of the Dragonquest. Valencia may terminate their obligations under the agreement if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the Dragonquest is damaged to the point of being inoperable; or (iv) the Dragonquest is sold and no outstanding payments are owed to us. Valencia may terminate the agreement at will only if there are no outstanding bids, proposals or contractual commitments to customers.

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

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset. The maximum coverage for these assets is $1.55 billion. The policies are subject to exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and the Platinum Explorer are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

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

We currently do not have operations in the United States. However, we are contracted to operate the Dragonquest upon completion of construction, and are scheduled to commence operations in the U. S. Gulf of Mexico for Petrobras. Heightened environmental concerns in the U.S. Gulf of Mexico has led to greater and more stringent environmental regulation, higher drilling costs, and a more difficult and lengthy well permitting process, which, in general, may adversely affect drilling activity in the U.S. Gulf of Mexico. In the United States, requirements applicable to our operations will include regulations that require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

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

Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel. The United States has ratified Annex VI. In addition, any drilling units we operate internationally are, however, subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects are generally exempt from the more costly compliance requirements of Annex VI. Accordingly, we do not anticipate incurring significant costs to comply with Annex VI in the near term.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position. We believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject.

Employees

At January 31, 2012, we had a managed headcount of approximately 980, of which 558 were our direct employees. As we continue to enter into construction supervision and management services agreements, as well as acquire our own vessels, we will continue to hire more employees to meet our needs.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at http://www.vantagedrilling.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K. This Annual Report on Form

10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K or other reports that we have filed with the SEC. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Attention: Associate General Counsel, Vantage Drilling Company, 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700.

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

Because we have a limited operating history, you may not be able to evaluate our future prospects accurately. Our prospects will be primarily dependent on our ability to maintain customer drilling contracts for our drilling units and other factors listed below. If we are not able to successfully meet these challenges, our prospects, business, financial condition and results of operations would be materially and adversely affected.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations.

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2011, two customers accounted for approximately 41% and 13%, respectively, of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupt or curtail their activities, fail to pay for the services that have been performed, terminate their contracts, fail to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

We are exposed to the credit risks of our key customers, including certain affiliated companies, and certain other third parties, and nonpayment by these customers and other parties could adversely affect our financial position, results of operations and cash flows.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers, including certain companies owned by or associated with our affiliates. As of December 31, 2011, affiliates of F3 Capital owed us approximately $15.7 million on the Dragonquest for construction services rendered by us. Additionally, we have deferred $7.4 million of construction management fees until the delivery date of the Dragonquest. As a result, we have limited expenditures for this unit. In addition, under the construction supervision contract for the Cobalt Explorer, a drillship for which construction was suspended in June 2009, F3 Capital owes us approximately $3.0 million for services rendered in 2009 before the suspension of this contract. Any material nonpayment or nonperformance by these entities, other key customers and certain other third parties could adversely affect our financial position, results of operations and cash flows. If any key customers or other parties default on their obligations to us, our financial results and condition could be adversely affected. Furthermore, some of these customers and other parties may be highly leveraged and subject to their own operating and regulatory risks.

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

Lower prices for oil and natural gas reduces demand for our services and could have a material adverse effect on our revenue and profitability.

A slowdown in economic activity caused by the recession initially reduced worldwide demand for energy and resulted in lower oil and natural gas prices. Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined to approximately $107 per barrel at year-end 2011. During 2011, the benchmark for crude prices fluctuated between the low 90’s per barrel and low 100’s per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

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

If we experience delays and costs overruns in the construction of drilling units due to certain of the factors listed above, it could also adversely affect our business, financial condition and results of operations. We are managing the construction of the Dragonquest, which we will operate upon completion of construction and is scheduled for commencement with Petrobras in the third quarter of 2012. Delays in the delivery of this unit would result in the delay in contract commencement, resulting in financial penalties and a loss of revenue to us, and may also cause the customer to terminate or shorten the term of the drilling contract for the unit pursuant to applicable late delivery clauses. In the event this unit is not completed on a timely basis, we may not be able to secure a replacement unit that is acceptable to the customer.

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

Currently we do not have operations in the U.S. Gulf of Mexico. However, the Dragonquest, which we will operate upon completion of construction, is currently scheduled to commence drilling operations in the U.S. Gulf of Mexico in 2012 for Petrobras.

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

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Additionally, any operations and activities in the United States and its territorial waters will be subject to numerous environmental laws and regulations, including the Clean Water Act, the OPA, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and MARPOL. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs. In addition, we may be required to make significant capital expenditures to comply with laws and regulations. Furthermore, some financial institutions are imposing, as a condition to financing, requirements to comply with additional non-governmental environmental and social standards, such as the Equator Principles, in connection with operations outside the United States. Such additional standards could impose significant new costs on us, which may materially and adversely affect us.

Changes in U.S. federal laws and regulations, or in those of other jurisdictions where we operate, including those that may impose significant costs and liability on us for environmental and natural resource damages, may adversely affect our operations.

If the U.S. government amends or prescribes new federal laws or regulations, our potential exposure to liability for operations and activities in the United States and its territorial waters may increase. As a result of the Macondo incident in the U.S. Gulf of Mexico, the U.S. Congress is currently considering bills to repeal federal caps on liability for pollution or contamination under the Oil Pollution Act of 1990. Even if these caps are not repealed, future bills and regulations may increase our liability for pollution or contamination resulting from any operations and activities we may have in the United States and its territorial waters including punitive damages, administrative, civil and criminal penalties. Although we are contracted to operate the Dragonquest in the U.S. Gulf of Mexico upon completion of construction, currently we have no operations in the U.S. Gulf of Mexico, however, other jurisdictions where we operate may also modify their laws and regulations in a manner that would increase our liability for pollution and other environmental damage.

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

As of December 31, 2011, on a consolidated basis, we had total senior indebtedness outstanding of approximately $1.2 billion consisting of the 11 1/2% Senior Secured Notes and the F3 Capital Note. Subject to the restrictions in the indenture governing the 11 1/2% Senior Secured Notes, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Even with our existing level of debt, we and our subsidiaries may be able to incur substantial amounts of additional secured and unsecured indebtedness in the future, including debt under future credit facilities, some or all of which may be secured on a first priority basis and therefore would rank contractually senior to the 11 1/2% Senior Secured Notes to the extent of the value of that collateral. As of December 31, 2011, we would have the ability to incur additional indebtedness under the indenture for the 11 1/2% Senior Secured Notes, including up to $25.0 million of additional indebtedness under any credit agreement that may be entered into by us. Although the terms of the 11 1/2% Senior Secured Notes and any future credit facilities will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. In addition, the indenture governing the 11 1/2% Senior Secured Notes will allow us to issue additional 11 1/2% Senior Secured Notes under certain circumstances, which additional notes will also be guaranteed by the guarantors and will share in the collateral that will secure the 11 1/2% Senior Secured Notes and guarantees. We may also incur other additional indebtedness secured by liens that rank equal to those securing the 11 1/2% Senior Secured Notes in which case, the holders of that debt will be entitled to share equally with the holders of the 11 1/2% Senior Secured Notes in any proceeds distributed in connection with our winding up, insolvency, liquidation, reorganization or dissolution. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our substantial leverage.

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

We have evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required to comply with the management certification requirements of, and preparing for the auditor attestation under, Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we have been able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the Foreign Corrupt Practices Act. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

We have entered into, and may, in the future, enter into various transactions and agreements with F3 Capital and its affiliates. F3 Capital has no fiduciary duty to make decisions in our best interest. F3 Capital is entitled to vote our ordinary shares that it owns in accordance with its interests, which may be contrary to our interests and those of other shareholders. F3 Capital and its other affiliates are not limited in their ability to compete with us and are not obligated to offer us business opportunities or to offer to sell additional assets to us. We believe that the transactions and agreements that we have entered into with F3 Capital are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and F3 Capital or its affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which may have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us and F3 Capital and its affiliates. F3 Capital may favor its own interests over our interests and those of other shareholders.

F3 Capital holds a significant interest in us.

As of January 13, 2012, on a fully diluted basis, F3 Capital owned approximately 32.4% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, a former director of the Company, has significant influence over matters such as the election of our directors, control over our business, policies and affairs and other matters submitted to our shareholders.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

Our units, ordinary shares and warrants have been quoted on the NYSE Amex under the symbols “VTG-U,” “VTG” and VTG-WT,” respectively. The following table sets forth the range of the high and low sale prices for our ordinary shares for the periods indicated.

	Common Stock / Ordinary Shares
	High	Low
Year Ending December 31, 2012:
First quarter (through February 17, 2012)	$1.35	$1.01

Year Ending December 31, 2011:
Fourth quarter	$1.56	$1.04
Third quarter	$1.92	$0.97
Second quarter	$2.05	$1.54
First quarter	$2.26	$1.76

Year Ending December 31, 2010:
Fourth quarter	$2.25	$1.45
Third quarter	$1.61	$0.99
Second quarter	$1.89	$1.32
First quarter	$1.77	$1.29

As of February 17, 2012, there were approximately four holders of record of our units, and approximately 13 holders of record of our ordinary shares. Our public warrants expired on May 24, 2011. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2011.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares and the common stock of Vantage Drilling over the approximately fifty-five month period from June 8, 2007 to December 31, 2011. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on June 8, 2007 and that all dividends were reinvested on the date of payment.

Indexed Returns	First Trade June 8, 2007	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011
Vantage Drilling Company	$100.00	$102.01	$14.77	$21.61	$27.25	$15.57
S&P 500 Index	$100.00	$97.39	$59.91	$73.96	$83.42	$83.41
DJ U.S. Oil Equip & Service Index	$100.00	$117.23	$48.31	$78.36	$102.64	$94.57

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

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our 2007 Long-Term Incentive Plan (“2007 LTIP”) as of December 31, 2011:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	179,000	$8.40	12,030,270
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	179,000	$8.40	12,030,270

(1)	Our only equity compensation plan is the 2007 LTIP.
(2)	Does not include an additional 9,348,325 shares of restricted stock that have been granted under the 2007 LTIP.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2011		2010		2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$485,348		$278,403		$111,493	$913	$—
Operating costs, excluding impairment and termination costs	284,400		176,387		66,228	5,365	—
General and administrative expenses	26,317		21,719		15,690	9,334	937
Depreciation	64,477		33,384		11,218	101	10
Impairment and termination costs	—		—		—	38,286 (1)	—

Income (loss) from operations	110,154		46,913		18,357	(52,173)	(947)
Loss on debt extinguishment	(25,196	)(2)	(24,006	)(3)	—	—	—
Loss on acquisition of subsidiary	—		(3,780	)(4)	—	—	—
Interest income (expense)	(154,801)		(49,265)		(8,155)	4,039	7,699
Other income (expense)	1,324		1,510		609	86	—

Income (loss) before income taxes	(68,519)		(28,628)		10,811	(48,048)	6,752
Income tax provision (benefit)	11,432		18,951		1,972	(670)	2,299

Net income (loss)	$(79,951)		$(47,579)		$8,839	$(47,378)	$4,453

Earnings (loss) per share
Basic	$(0.28)		$(0.19)		$0.07	$(0.78)	$0.16
Diluted	$(0.28)		$(0.19)		$0.07	$(0.78)	$0.14
Other Financial Data
EBITDA (5)	$150,759		$54,021		$30,184	$(51,986)	$(937)
Adjusted EBITDA (6)	175,955		81,807		30,184	(13,700)	(937)
EBITDA Reconciliation
Net income (loss)	$(79,951)		$(47,579)		$8,839	$(47,378)	$4,453
Interest (income) expense	154,801		49,265		8,155	(4,039)	(7,699)
Income tax provision (benefit)	11,432		18,951		1,972	(670)	2,299
Depreciation	64,477		33,384		11,218	101	10

EBITDA (5)	150,759		54,021		30,184	(51,986)	(937)
Loss on debt extinguishment	25,196		24,006		—	—	—
Loss on acquisition of subsidiary	—		3,780		—	—	—
Impairment and termination costs	—		—		—	38,286	—

Adjusted EBITDA (6)	$175,955		$81,807		$30,184	(13,700)	$(937)

Balance Sheet Data
Cash and cash equivalents	$110,031		$120,443		$15,992	$16,557	$1,263
Total other current assets	149,221		110,426		65,228	6,963	273,196
Property and equipment, net	1,805,075		1,718,132		888,212	630,896	112
Total other assets	58,173		54,193		149,747	10,867	1,068
Total assets	2,122,500		2,003,194		1,119,179	665,283	275,639
Total current liabilities	150,171		116,065		64,043	35,832	9,230
Long-term debt	1,246,428		1,103,480		378,078	133,000	—
Other long-term liabilities	29,755		13,498		—	—	—
Ordinary shares, subject to possible redemption	—		—		—	—	79,287
Shareholders’ equity	696,146		770,151		677,058	496,451	187,122
Total liabilities and shareholders’ equity	$2,122,500		$2,003,194		$1,119,179	$665,283	$275,639
Cash Flow Data
Net cash provided by (used in) operating activities	$15,873		$9,585		$(29,785)	$(9,772)	$5,196
Net cash used in investing activities	(144,336)		(645,536)		(471,035)	(107,121)	(273,988)
Net cash provided by financing activities	118,051		740,402		500,255	132,187	270,021

(1)	Includes $10.0 million termination fee related to the Dragonquest purchase option and write-off of the book value of the rig when the purchase option was not exercised.
(2)	Includes $21.7 million in prepayment fees and $3.5 million for the write-off of deferred financing costs associated with the early retirement of the Aquamarine Term Loan.
(3)	Includes $10.8 million in prepayment fees and $12.3 million for the write-off of deferred financing costs associated with the retirement of outstanding debt under the Credit Agreement and the 13 1/2% Senior Secured notes.
(4)	Includes a bargain purchase gain of $12.3 million in connection with the acquisition of the 55% interest in Mandarin, and a $16.1 million loss on the remeasurement of our previously held 45% in Mandarin under purchase accounting.
(5)	Earnings before Interest, Taxes and Depreciation and Amortization (“EBITDA”) represents net income (loss) before (i) interest (income) expense, (ii) provision (benefit) for income taxes and (iii) depreciation and amortization expense. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.
(6)	Adjusted EDITDA represents EBITDA adjusted to exclude loss on debt extinguishment, loss on acquisition of subsidiary and impairment and termination costs. Adjusted EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. Adjusted EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2011 and 2010, and our results of operations for the years ended December 31, 2011, 2010 and 2009. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of six wholly-owned drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Our fleet of owned and managed drilling units is currently comprised of four jackup rigs and three drillships.

The following table sets forth certain information concerning our owned and managed offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Dragonquest (1) (2)	—	2011	12,000	40,000	Commissioning
Tungsten Explorer (1)	100%	2013	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water, but are or will be equipped to drill in 10,000 feet of water.
(2)	The Dragonquest was formerly known as the Titanium Explorer. We are currently overseeing the construction of this drillship pursuant to a construction supervision agreement and have an eight-year contract with Petrobras to operate this vessel upon completion of construction.

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

The current outlook for global demand for oil and gas remains favorable as global economic activity continues to increase at a moderate pace. Economic activity is anticipated to be volatile as the European markets continue to experience financial uncertainty and economic growth in Asia has slowed.

In April 2010, a competitor operating in the U.S. Gulf of Mexico had a significant well control incident on the Macondo well which resulted in the sinking of the Deepwater Horizon, an ultra-deepwater semisubmersible, and a significant oil spill. Following the Macondo well incident, the U.S. government has undertaken a complete regulatory review of offshore drilling operations with the intention of strengthening the regulatory environment. Additionally, oil and gas companies have taken a more conservative approach to drilling, required more testing of rig equipment, review of maintenance procedures and in some cases, an upgrade of equipment. These additional measures taken by the oil and gas companies have resulted in increased levels of non-productive time on the worldwide drilling fleet and increased costs.

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

We believe the market for jackups continues to improve as operators are developing oil and gas reserves in response to improved oil prices. Currently the increased demand for jackups is resulting in increasing utilization and moderately increasing dayrates. We believe there are 20 newbuild jackups scheduled for delivery in 2012 and believe that demand will absorb the additional rigs without negatively impacting dayrates. Our jackup fleet is contracted for the majority of 2012 and will not be materially impacted by fluctuations in the jackup market. The continued improvement in the demand for modern, high specification jackup rigs will be subject to several factors including the additional deliveries of newbuild premium jackup rigs and the possible re-activation of older, less efficient rigs by our competitors.

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and East Africa and continued deepwater field development in West Africa and India. We believe oil and gas companies are now generally planning to increase drilling operations and that currently the market is experiencing increasing dayrates and utilization for deepwater and ultra-deepwater drilling rigs.

With the strong long-term view of deepwater and ultra-deepwater prospects, numerous parties have recently placed shipyard orders to build additional semisubmersibles and drillships. We estimate there are approximately 51 deepwater rigs scheduled for delivery, 26 of which are not yet contracted to customers, through 2013. We believe that based on current rig demand forecast, all the newbuild orders will be contracted at favorable rates.

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Jackups
Operating rigs, end of period	4	4	2
Available days (1)	1,460	1,375	434
Utilization (2)	90.0%	98.7%	89.9%
Average daily revenues (3)	$129,078	$131,680	$179,126
Platinum Explorer
Available days (1)	365	2	—
Utilization (2)	92.4%	90.6%	—
Average daily revenues (3)	$583,331	$597,770	—

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

2011 compared to 2010

The following table is an analysis of our operating results for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	Change
	(In thousands)
Revenues
Contract drilling services	$366,363	$178,514	$187,849
Management fees	13,727	18,107	(4,380)
Reimbursables	105,258	81,782	23,476

Total revenues	485,348	278,403	206,945

Operating costs and expenses
Operating costs	284,400	176,387	(108,013)
General and administrative	26,317	21,719	(4,598)
Depreciation	64,477	33,384	(31,093)

Total operating expenses	375,194	231,490	(143,704)

Income from operations	110,154	46,913	63,241
Other income (expense)
Interest income	96	562	(466)
Interest expense and financing charges	(154,897)	(49,827)	(105,070)
Loss on debt extinguishment	(25,196)	(24,006)	(1,190)
Loss on acquisition of subsidiary	—	(3,780)	3,780
Other income	1,324	1,510	(186)

Total other expense	(178,673)	(75,541)	(103,132)

Income (loss) before income taxes	(68,519)	(28,628)	(39,891)
Income tax provision (benefit)	11,432	18,951	(7,519)

Net loss	$(79,951)	$(47,579)	$(32,372)

Revenue: Total revenue for the year ended December 31, 2011 was $485.3 million compared to $278.4 million for 2010, an increase of $206.9 million, or 74%. Contract drilling revenue totaled $366.4 million for 2011 compared with $178.5 million for 2010, an increase of $187.9 million, or 105%. These increases were primarily due to the commencement of operations of our drillship, the Platinum Explorer, in December 2010, together with the commencement of operations by two of our jackups, the Aquamarine Driller and the Topaz Driller, in January 2010 and March 2010, respectively. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For 2011, reimbursable revenue was $105.3 million as compared to $81.8 million for 2010, an increase of $23.5 million or 29%. This increase was primarily due to increased rebillable oversight activities on the construction projects.

Operating costs: Operating costs for the year ended December 31, 2011 were $284.4 million compared to $176.4 million in 2010, an increase of $108.0 million, or 61%. This increase was due primarily to the commencement of the operations of the Platinum Explorer, and to the operation of all four jackups in 2011. Additionally, $19.5 million of the increase related to deepwater construction oversight expenses, primarily due to increased reimbursable activity costs.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2011 were $26.3 million as compared to $21.7 million in 2010, an increase of $4.6 million, or 21%. This increase primarily reflects additional expenses for additional personnel and related expenses, consulting services, compliance expenses and marketing expenses required to support our expanded fleet and increased geographical presence.

Depreciation expense: Depreciation expense for the year ended December 31, 2011 was $64.5 million as compared to $33.4 million in 2010, an increase of $31.1 million. The increase was primarily due to the addition of the Platinum Explorer to our operating fleet.

Interest income: Interest income for the year ended December 31, 2011 was $96,000 compared to $562,000 in 2010. The decrease was primarily due to 2010 including interest earned on funds escrowed for the final Platinum Explorer construction payment which was paid in November 2010.

Interest expense: Interest expense for the year ended December 31, 2011 was $154.9 million compared to $49.8 million in 2010, an increase of $105.1 million. The increase was primarily attributable to increased levels of debt outstanding during 2011, due to the acquisition of the Platinum Explorer. The increase also reflects $2.0 million in fees incurred in the first quarter of 2011 for the amendment of the Aquamarine Term Loan.

We capitalized $7.3 million of interest and amortization costs in the year ended December 31, 2011. We capitalized $47.2 million interest expense in the year ended December 31, 2010.

Loss on extinguishment of debt: In June 2011, we paid approximately $21.7 million in prepayment fees and wrote off approximately $3.5 million of deferred financing costs in connection with the early retirement of the Aquamarine Term Loan.

In July 2010, we paid approximately $10.8 million in prepayment fees, $0.9 million to terminate an interest rate swap and wrote off approximately $12.3 million of deferred financing costs in connection with the early retirement of our jackup credit facility and our prior senior secured notes.

Loss on acquisition of subsidiary: For the year ended December 31, 2010, in connection with the acquisition of the 55% interest of Mandarin Drilling Corporation, we recorded a bargain purchase gain of $12.3 million and a $16.1 million loss on the remeasurement of our previously held 45% ownership interest in Mandarin under purchase accounting.

Income tax expense: Income tax expense for the year ended December 31, 2011 was $11.4 million compared to $19.0 million in 2010, a decrease of $7.6 million. The decrease was primarily due to decreased revenues in 2011 in certain higher tax jurisdictions, which was partially offset by increased tax expense due to a full year of operations in 2011 of the Platinum Explorer in India. In addition, our tax provision for the year ending December 31, 2011 and December 31, 2010 included adjustments related to prior periods for certain tax adjustments of approximately $0.1 million and $7.0 million, respectively. In some jurisdictions, we are subject to deemed profit tax regimes where taxes are determined based on specified percentages of revenue rather than profit (loss) before tax.

2010 compared to 2009

The following table is an analysis of our operating results for the years ended December 31, 2010 and 2009.

	2010	2009	Change
	(In thousands)
Revenues
Contract drilling services	$178,514	$69,919	$108,595
Management fees	18,107	18,830	(723)
Reimbursables	81,782	22,744	59,038

Total revenues	278,403	111,493	166,910

Operating costs and expenses
Operating costs	176,387	66,228	(110,159)
General and administrative	21,719	15,690	(6,029)
Depreciation	33,384	11,218	(22,166)

Total operating expenses	231,490	93,136	(138,354)

Income from operations	46,913	18,357	28,556
Other income (expense)
Interest income	562	23	539
Interest expense and financing charges	(49,827)	(8,178)	(41,649)
Loss on debt extinguishment	(24,006)	—	(24,006)
Loss on acquisition of subsidiary	(3,780)	—	(3,780)
Other income	1,510	609	901

Total other expense	(75,541)	(7,546)	(67,995)

Income (loss) before income taxes	(28,628)	10,811	(39,439)
Income tax provision (benefit)	18,951	1,972	(16,979)

Net income (loss)	$(47,579)	$8,839	$(56,418)

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

Operating costs: Operating costs for the year ended December 31, 2010 were $176.4 million compared to $66.2 million in 2009, an increase of $110.2 million, or 166%. This increase was due in part to the operation of four jackups in 2010 as compared to two jackups in 2009, and to the commencement of operations of our drillship, the Platinum Explorer, in late December 2010. Additionally, $56.2 million of the increase related to deepwater construction oversight expenses, primarily due to increased reimbursable activity costs.

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

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of approximately $109.1 million. Included in working capital is approximately $110.0 million of cash available for general corporate purposes. Additionally, we have posted $7.0 million cash as collateral for bid tenders and performance bonds. In 2012, we anticipate spending approximately $15.6 million on sustaining capital expenditures and $16.6 million, excluding capitalized interest, on the Tungsten Explorer, which will be financed from our available working capital.

Included in our working capital is a total of $26.2 million of receivables from F3 Capital and other affiliates of Hsin Chi Su, our largest shareholder and previous member of our board of directors (although he has recommended four of the current directors for nomination to our board of directors). The balance includes $7.4 million of deferred management fees which are payable upon the delivery of the Dragonquest and $15.8 million of direct costs reimbursement and $3.0 million associated with the now terminated agreement to manage the construction of the Cobalt Explorer.

F3 Capital and its affiliates have not made timely payments on these projects, which has negatively impacted our liquidity. If F3 Capital and its affiliates fail to pay the outstanding balance and committed amounts, it will likely be necessary for us to cancel the Dragonquest management contract, negotiate the return of project equipment, source a replacement vessel to conduct the drilling contract intended for the Dragonquest and pursue legal remedies against F3 Capital, Mr. Su and affiliates. In the event that we encounter delays in commencing operations under the Petrobras drilling contract, we may incur liquidated damages of up to approximately $5.5 million pursuant to customary liquidated damages provisions in the contract.

Even though F3 Capital had overdue amounts owed to Vantage and despite numerous demands for payment from Vantage, from late March through June 2011, Mr. Su sold a total of 1,000,000 of Vantage ordinary shares and purchased a total of 2,090,178 of our ordinary shares. Mr. Su reported these sales and purchases to us on July 26, 2011 and made a voluntary disgorgement of profit of approximately $118,000. In December 2011, Mr. Su purchased 170,646 of our ordinary shares in the open market.

Long-term Debt

As of December 31, 2011 and 2010, our long-term debt was composed of the following:

	December 31,
	2011	2010
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $12,503 and $33,304	$1,212,497	$966,696
Aquamarine Term Loan	—	107,134
F3 Capital note, net of discount of $26,069 and $30,350	33,931	29,650

	1,246,428	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,246,428	$1,103,480

11 1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, one of our wholly-owned subsidiary (the “Issuer”), issued $1.0 billion aggregate principal amount of notes under an indenture (the “Notes”). These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The original issue discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

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

Aquamarine Term Loan

In September 2009, one of our wholly-owned subsidiaries entered into a loan with a lender for $100.0 million (the “Aquamarine Term Loan”). The Aquamarine Term Loan provided cash interest at 15% per annum and a maturity date of September 3, 2014. The lender held a first priority security interest in the Aquamarine Driller. In February 2011 we amended the Aquamarine Term Loan to allow us to prepay and discharge the outstanding loan thereunder according to a determined prepayment schedule. In connection with the issuance of the additional Notes discussed above, we repaid the Aquamarine Term Loan, including prepayment fees, in June 2011.

Dragonquest Construction Supervision Agreement

In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of December 31, 2011, $7.4 million of construction management fees have been deferred. In addition to the deferred construction management fees, Valencia owes us $15.7 million on the Dragonquest for the direct costs of construction services rendered by us, including the costs of equipment, inventory, personnel and engineering.

Status and Path Forward Regarding Dragonquest

As of December 31, 2011, Valencia has paid shipyard construction installments and made payments for equipment, spares, supplies, consultants, crew and other associated costs for the Dragonquest, including $72.8 million paid to us under the construction supervision agreement. Valencia has funded these payments with equity received from its shareholder and a pre-delivery loan from commercial banks (the “Bridge Loan”). In connection with the Bridge Loan, F3 Capital and its affiliates have provided other assets as collateral and Vantage has pledged the shares of Vantage Deepwater. Valencia has not made any payments to us under the construction supervision agreement since October 2011, and as of February 29, 2012, owes us approximately $39.2 million for equipment, spare parts, and supplies (approximately $4.4 million of which has already been disbursed). Additionally, as of February 29, 2012, we have made pre-funding cash calls of $52.4 million as provided for under the construction supervision agreement.

In November 2011, we reached a preliminary understanding with Valencia to form a joint venture to own the Dragonquest with Vantage acquiring an initial 32.5% equity ownership in the project. The formation of the joint venture company and the equity investment was contingent upon closing a long-term project financing with a group of commercial lenders to finance the delivery and mobilization of the Dragonquest. Based on a number of factors, the proposed project financing has not been concluded and alternative financing structures are being considered.

There can be no assurance that we will be able to reach an acceptable agreement with respect to the Dragonquest. In the event that we are unable to deliver the rig to our customer, our customer may seek to terminate the drilling contract. If the drilling contract is terminated, we have provided a guarantee of Vantage Deepwater’s obligation under the contract and may be subject to claims from our customer under the guarantee which could have a material impact on us.

We will continue to pursue all avenues, including legal options, to preserve and enforce our rights with respect to Valencia.

Contingent Obligations

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance.

On August 5, 2011, we sent F3 Capital and Valencia a letter notifying them of their payment breaches pursuant to the construction management agreement and requesting immediate payment. In a letter dated August 15, 2011, Valencia responded that Vantage was in breach of assisting them with their financing efforts and notifying the Company that they would not make any additional payments and were considering legal action. Although F3 Capital (Valencia) made a $36.9 million payment in October 2011, there have been no subsequent payments and no further action has been taken with respect to these letters.

On February 29, 2012, we sent Valencia a letter notifying them of their payment breaches pursuant to the construction management agreement and requesting immediate payment of approximately $41.4 million.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

Off-Balance Sheet Arrangements, Commitments and Guarantees

In connection with the June 2009 private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2011. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	For the Years Ending December 31,
	Total	2012	2013-2014	2015-2016	After 5 Years
	(In thousands)
Payments on 11 1/2% Senior Secured Notes (1)	$1,225,000	$—	$—	$1,225,000	$—
Payments on F3 Capital Note (1)	60,000	—	—	—	60,000
Shipyard payment on Tungsten Explorer (2)	414,800	—	414,800	—	—
Operating lease payments (3)	32,781	10,329	14,996	6,962	494
Purchase obligations	24,010	24,010	—	—	—

Total as of December 31, 2011	$1,756,591	$34,339	$429,796	$1,231,962	$60,494

(1)	Amounts represent the accreted value of the debt at maturity.
(2)	Amount represents the estimated amount due the shipyard upon delivery of the Tungsten Explorer in May 2013, exclusive of any adjustments.
(3)	Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

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

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $7.3 million, $47.2 million and $23.8 million, respectively.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. For the years ended December 31, 2011, 2010 and 2009, we recognized share-based compensation of $5.9 million, $6.1 million and $5.0 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

General. Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices. Although the risks associated with foreign exchange rates, commodity prices, and equity prices have not been significant in 2011, they could become more significant as our rigs are more fully utilized and our construction projects are completed and additional rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of December 31, 2011, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2011, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheet of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Houston, Texas
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vantage Drilling Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vantage Drilling Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion thereon.

Houston, Texas
March 15, 2012

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$110,031	$120,443
Restricted cash	7,028	29,004
Trade receivables	100,908	50,190
Inventory	24,376	19,760
Prepaid expenses and other current assets	16,909	11,472

Total current assets	259,252	230,869

Property and equipment
Property and equipment	1,913,596	1,762,844
Accumulated depreciation	(108,521)	(44,712)

Property and equipment, net	1,805,075	1,718,132

Other assets
Other assets	58,173	54,193

Total other assets	58,173	54,193

Total assets	$2,122,500	$2,003,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,362	$32,332
Accrued liabilities	103,809	83,733

Total current liabilities	150,171	116,065

Long–term debt, net of discount of $38,572 and $63,654	1,246,428	1,103,480
Other long-term liabilities	29,755	13,498
Commitments and contingencies	—	—
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 291,241 and 289,713 shares issued and outstanding	291	290
Additional paid-in capital	860,502	854,557
Accumulated deficit	(164,647)	(84,696)

Total shareholders’ equity	696,146	770,151

Total liabilities and shareholders’ equity	$2,122,500	$2,003,194

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Contract drilling services	$366,363	$178,514	$69,919
Management fees	13,727	18,107	18,830
Reimbursables	105, 258	81,782	22,744

Total revenues	485,348	278,403	111,493

Operating costs and expenses
Operating costs	284,400	176,387	66,228
General and administrative	26,317	21,719	15,690
Depreciation	64,477	33,384	11,218

Total operating expenses	375,194	231,490	93,136

Income from operations	110,154	46,913	18,357
Other income (expense)
Interest income	96	562	23
Interest expense and financing charges	(154,897)	(49,827)	(8,178)
Loss on debt extinguishment	(25,196)	(24,006)	—
Loss on acquisition of subsidiary	—	(3,780)	—
Other income	1,324	1,510	609

Total other expense	(178,673)	(75,541)	(7,546)

Income (loss) before income taxes	(68,519)	(28,628)	10,811
Income tax provision	11,432	18,951	1,972

Net income (loss)	$(79,951)	$(47,579)	$8,839

Earnings (loss) per share
Basic	$(0.28)	$(0.19)	$0.07
Diluted	$(0.28)	$(0.19)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Ordinary Shares
	Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2008	76,083	$76	$542,331	$(45,956)	$—	$496,451
Issuance of ordinary shares in private placement	5,517	6	7,994	—	—	8,000
Issuance of ordinary shares in settlement of termination fee	7,299	7	9,993	—	—	10,000
Exercise of warrants	25,000	25	149,975	—	—	150,000
Adjustment to fair value of warrants exercised	—	—	(107,500)	—	—	(107,500)
Valuation of new warrants issued for acquisition	—	—	1,492	—	—	1,492
Issuance of ordinary shares in private placement	17,770	18	24,935	—	—	24,953
Issuance of ordinary shares in public offering, net	55,129	55	80,236	—	—	80,291
Vesting of equity awards	479	—	—	—	—	—
Interest rate swap valuation	—	—	—	—	(498)	(498)
Share-based compensation expense	—	—	5,030	—	—	5,030
Net income	—	—	—	8,839	—	8,839

Balance December 31, 2009	187,277	187	714,486	(37,117)	(498)	677,058
Issuance of ordinary shares in settlement of short-term debt	14,578	15	14,130	—	—	14,145
Issuance of ordinary shares in public offerings, net	86,423	86	101,802	—	—	101,888
Vesting of equity awards	1,435	2	(2)	—	—	—
Beneficial conversion feature of F3 Capital note for Mandarin	—	—	18,000	—	—	18,000
Interest rate swap valuation	—	—	—	—	498	498
Share-based compensation expense	—	—	6,141	—	—	6,141
Net loss	—	—	—	(47,579)	—	(47,579)

Balance December 31, 2010	289,713	290	854,557	(84,696)	—	770,151
Vesting of equity awards	1,528	1	(1)	—	—	—
Share-based compensation expense	—	—	5,946	—	—	5,946
Net loss	—	—	—	(79,951)	—	(79,951)

Balance December 31, 2011	291,241	$291	$860,502	($164,647)	$—	$696,146

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(79,951)	$(47,579)	$8,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	64,477	33,384	11,218
Amortization of debt financing costs	8,653	5,389	1,486
Non-cash loss on debt extinguishment	3,532	12,280	—
Non-cash loss on acquisition of subsidiary	—	3,780	—
Share-based compensation expense	5,946	6,141	5,030
Accretion of long-term debt	2,582	5,495	1,638
Amortization of debt discount	9,332	5,592	29
Deferred income tax expense (benefit)	(3,984)	1,492	746
Gain on disposal of assets	226	—	—
Changes in operating assets and liabilities:
Restricted cash	21,977	(142)	(27,163)
Trade receivables	(50,719)	(40,791)	(14,350)
Inventory	(4,616)	(8,971)	(10,789)
Prepaid expenses and other current assets	(1,549)	(3,433)	(5,963)
Other assets	(3,069)	(11,945)	(406)
Accounts payable	14,030	16,402	12,104
Accrued liabilities	29,006	32,491	(12,204)

Net cash provided by (used in) operating activities	15,873	9,585	(29,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(144,800)	(565,759)	(313,631)
Acquisition of assets	—	(79,777)	—
Investment in joint venture	—	—	(157,404)
Proceeds from sale of property and equipment	464	—	—

Net cash used in investing activities	(144,336)	(645,536)	(471,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	240,750	963,610	—
Proceeds from borrowings under credit agreements	—	—	141,821
Proceeds from the issuance of 13 1/2% senior secured notes, net	—	—	130,950
Repayment of long-term debt	(109,716)	(293,129)	(19,360)
Proceeds from issuance of ordinary shares in public offerings, net	—	101,889	80,291
Proceeds from issuance of ordinary shares in private placement, net	—	—	24,953
Proceeds from warrant exercise in connection with joint venture	—	—	150,000
Proceeds from short-term notes payable-shareholders	—	—	4,000
Debt issuance costs	(12,983)	(31,968)	(12,400)

Net cash provided by financing activities	118,051	740,402	500,255

Net increase (decrease) in cash and cash equivalents	(10,412)	104,451	(565)
Cash and cash equivalents—beginning of period	120,443	15,992	16,557

Cash and cash equivalents—end of period	$110,031	$120,443	$15,992

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$136,662	$43,254	$28,836
Taxes	21,317	8,506	2,958
Interest capitalized (non-cash)	(7,311)	(47,225)	(23,813)
Trade-in value on equipment upgrades (non-cash)	(3,050)	—	—
Non-cash investing and financing transactions:
Issuance of ordinary shares in settlement of short-term debt	$—	$14,144	$—
Issuance of ordinary shares for performance deposit	—	—	8,000
Issuance of ordinary shares in settlement of termination fee	—	—	10,000
Adjustment to consideration for fair value of warrants	—	—	106,008
Transaction in Mandarin acquisition:
Reclassification of investment in joint venture	—	120,306	—
Reclassification of receivable	—	8,138	—
Fair value of long-term note payable	—	27,833	—
Beneficial conversion feature of long-term note payable	—	18,000	—

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

On July 30, 2010, Offshore Group Investment Limited (“OGIL”), one of our wholly-owned subsidiaries, issued $1.0 billion aggregate principal amount of its 11 1/2% Senior Secured Notes due 2015 (the “Notes”) under an indenture. The proceeds, net of original issue discount, were approximately $963.6 million and were used to (i) complete the Mandarin acquisition, (ii) fund the remaining construction payments for the Platinum Explorer, (iii) retire our existing credit facility (including prepayment fees), (iv) retire the 13 1/2% Senior Secured Notes (including prepayment fees and accrued interest) and (v) for general corporate purposes.

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

In June 2011, OGIL issued approximately $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us. The net proceeds, after fees and expenses, of approximately $227.8 million were used by OGIL to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate a term loan associated with the Aquamarine Driller, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial information as of December 31, 2011 and for the three years ended December 31, 2011 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the indicated periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash: Consists of cash and cash equivalents established as debt reserves and posted as collateral for bid tenders and performance bonds.

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

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $7.3 million, $47.2 million and $23.8 million, respectively.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. As of December 31, 2011 and 2010, we had approximately $26.0 million and $10.0 million, respectively in long-term deferred mobilization revenue and capital improvements.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	290,382	255,895	123,421
Options	—	—	—
Warrants	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	290,382	255,895	123,421

The calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million, 42.8 million and 42.8 million ordinary shares for the years ended December 31, 2011, 2010 and 2009, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. For the years ended December 31, 2011, 2010 and 2009, we recognized share-based compensation of $5.9 million, $6.1 million and $5.0 million, respectively.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The Notes issued in July 2010 were issued at a price equal to 96.361% of their face value and the original issue discount, reported as a direct deduction from the face amount of the notes, will be recognized over the life of the notes using the effective interest rate method. The additional Notes issued in June 2011 were issued at a price equal to 107% of their face value and the issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The weighted average yield on all $1.225 billion of the Notes is approximately 11.9%. As of February 15, 2012, the Notes were trading at approximately 110% of their par value, indicating a fair value of approximately $1.35 billion.

We originally valued the $60.0 million promissory note issued to F3 Capital (the “F3 Capital Note”) based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of December 31, 2011, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $27.0 million.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Drillship Construction Supervision Agreements

We have construction supervision agreements that entitle us to payments for supervising the construction of the Dragonquest and Cobalt Explorer, another ultra-deepwater drillship. The counterparties in each of these agreements are affiliates of F3 Capital. During the construction of each of these drillships, these agreements entitle us to receive a fee of $5.0 million per drillship annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we will be reimbursed for all direct costs incurred in the performance of construction oversight services. These agreements may be terminated by either party upon the provision of notice. In connection with the SSPA, we agreed to defer our construction management fees until the delivery date of the Dragonquest. As of December 31, 2011, $7.4 million of construction management fees have been deferred. In addition to the deferred construction management fees, as of December 31, 2011, we are owed $15.7 million on the Dragonquest for the direct costs of construction services rendered by us, including the costs of equipment, inventory, personnel and engineering.

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing the Cobalt Explorer agreed to suspend construction activities on the Cobalt Explorer.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of December 31, 2011, and remains currently due and payable. In May 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

Vantage Deepwater Share Pledge

In late October 2011, we agreed to pledge the shares of Vantage Deepwater to provide additional security to the lenders under Valencia’s credit facility for purposes of providing interim funding on the Dragonquest prior to delivery. Under the terms of the pledge agreement, the lender would be entitled to the shares of Vantage Deepwater, the entity that holds the drilling contract with Petrobras, only upon (i) a default by Valencia and (ii) the insufficiency of collateral pledged by Valencia to repay the facility. Based on our knowledge of the collateral pledged by Valencia affiliates under the credit facility, together with the credit facility’s limitations on the amount of funds that may be borrowed and discussions we had with the lenders, we believe it is unlikely that the lenders will present a claim on the shares of Vantage Deepwater in the event of Valencia’s default. As a result of our entering into the pledge agreement and the subsequent extension of funds to Valencia by the lenders under their credit facility, in October 2011, Valencia paid us approximately $36.9 million on their outstanding obligations for direct costs and unbilled equipment associated with the Dragonquest construction supervision agreement. Other than the share pledge, we have not entered into any agreement with the lenders and have no financial commitment to the lenders or Valencia with respect to the credit facility.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2011, we entered into an agreement with an unaffiliated third party to provide services related to the design, construction and commissioning of two ultra-deepwater drillships being built in Korea. In October 2011, the unaffiliated third party notified us of termination in accordance with specified terms of the agreement, as a result of them being acquired by another drilling contractor.

5. Debt

Long-term Debt

As of December 31, 2011 and 2010, our long-term debt was composed of the following:

	December 31,
	2011	2010
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $12,503 and $33,304	$1,212,497	$966,696
Aquamarine Term Loan	—	107,134
F3 Capital note, net of discount of $26,069 and $30,350	33,931	29,650

	1,246,428	1,103,480
Less current maturities of long-term debt	—	—

Long-term debt	$1,246,428	$1,103,480

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the proceeds to repay and terminate the Aquamarine Term Loan, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the Notes redeemed. If a change of control, as defined in the indenture, occurs, each holder of Notes will have the right to require the repurchase of all or any part of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to our current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances. We were in compliance with the covenants of the indenture at December 31, 2011.

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

Aggregate scheduled principal maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

2012	$—
2013	—
2014	—
2015 (a)	1,225,000
Thereafter	60,000

Total debt	1,285,000
Less:
Current maturities of long-term debt	—
Future amortization of note discounts	(38,572)

Long-term debt	$1,246,428

(a)	Includes $12.5 million of original issuance discount, net on $1.225 billion Notes

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of December 31, 2011, no preferred shares were issued and outstanding.

Ordinary Shares

At our Extraordinary General Meeting in lieu of Annual General Meeting held in July 2011, our shareholders approved an increase in the number of shares authorized for issuance under our 2007 Long-Term Incentive Plan (the “LTIP”) to 25.0 million. During the year ended December 31, 2011, we granted 6,998,145 restricted shares to employees under our LTIP. Restricted share awards vest ratably over four years and performance unit awards may vest over a three-year period based on the attainment of pre-determined criteria. The 2011 awards are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $10.2 million, based on an average share price of $1.46 per share. In the year ended December 31, 2011, we issued 1,528,227 ordinary shares pursuant to the vesting of previously granted LTIP stock awards.

2007 Long-Term Incentive Plan

We have awarded time-vested restricted share and performance units awards to officers and employees under our LITP. The restricted stock awards are valued on the date of the award at our underlying ordinary share price and the value for the ordinary shares that ultimately vest is amortized to expense over the vesting period. The ordinary shares and related par value are recorded when the restricted stock is issued and “Additional paid-in capital” is recorded as the share-based compensation expense is recognized for financial reporting purposes.

A summary of the restricted share awards for the three years ended December 31, 2011 is as follows:

	Year Ended December 31,
	2011	2010	2009
Time vested restricted shares
Shares awarded	5,240,275	429,960	3,920,750
Weighted-average share price at award date	$1.49	$1.53	$1.56
Weighted average vesting period (years)	3.9	4	4
Shares vested	1,528,227	1,434,689	479,489
Shares forfeited	351,174	126,759	32,049

Performance vested restricted shares
Shares awarded	1,757,870	—	—
Weighted-average share price at award date	$1.36	—	—
Weighted average vesting period (years)	August 2014	—	—

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of nonvested restricted shares at December 31, 2011 and changes during the year ended December 31, 2011 is as follows:

	Time Vested Restricted Shares Outstanding	Weighted Average Award Date Share Price	Performance Vested Restricted Shares Outstanding (1)	Weighted Average Award Date Share Price
Nonvested restricted shares at January 1, 2011	4,229,581	$2.88	—	$—
Awarded	5,240,275	1.49	1,757,870	1.36
Vested	(1,528,227)	3.40	—	—
Forfeited	(351,174)	1.95	—	—

Nonvested restricted shares at December 31, 2011	7,590,455	$1.51	1,757,870	$1.36

(1)	The number of performance vested restricted shares shown equals the number of shares that would vest if the “target” level of performance is achieved. The minimum number of shares is zero and the maximum number of shares is 1.5 times the target level.

As of December 31, 2011, there was approximately $10.8 million of total unrecognized share compensation expense related to time vested restricted shares which is expected to be recognized over the remaining weighted average period of 2.9 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2011 was approximately $5.2 million.

As of December 31, 2011, there was approximately $2.1 million of total unrecognized share compensation expense related to performance vested restricted shares which is expected to be recognized over the remaining weighted average period of 2.7 years.

As of December 31, 2011, we had outstanding non-qualified stock options to acquire 179,000 ordinary shares that had been granted to key employees on June 12, 2008. The stock options have an exercise price of $8.40 per share, vest ratably over four years and have a ten-year life from date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the aggregate fair value of the options was approximately $553,000. As of December 31, 2011, stock options to acquire 134,250 ordinary shares were vested and exercisable; no stock options have been exercised to date. As of December 31, 2011, there was approximately $63,000 of total unrecognized share compensation expense related to stock options which is expected to be recognized over the remaining vesting period of six months.

In January 2011, certain executives of the Company surrendered for cancellation 1,112,750 stock options. The shares underlying these options were then available for issuance to other employees under the LTIP, excluding the executives that had surrendered the stock options.

For the years ended December 31, 2011, 2010 and 2009, we recognized share-based compensation of $5.9 million, $6.1 million and $5.0 million, respectively.

Warrants

During 2009, F3 Capital exercised 25.0 million warrants in connection with the SSPA. Additionally, as part of the SSPA, we issued 1,983,471 new warrants to F3 Capital to purchase one ordinary share at an exercise price of $2.50 per share. These warrants expire on November 18, 2018.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, in connection with a private placement, we issued to the lead placement agent a warrant to purchase 371,429 ordinary shares at $2.10 per share. This warrant will expire on June 5, 2014.

The following table summarizes certain information regarding our outstanding warrants as of December 31, 2011, 2010 and 2009.

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
			2011	2010	2009
November 18, 2008	November 18, 2018	$2.50	1,983,471	1,983,471	1,983,471
June 5, 2009	June 5, 2014	$2.10	371,429	371,429	371,429

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have provided income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we and/or our subsidiaries are considered resident for income tax purposes.

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current	$15,416	$17,459	$1,226
Deferred	(3,984)	1,492	746

Total	$11,432	$18,951	$1,972

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(16.7)	(41.6)	31.3
Prior period adjustment	0.2	(15.8)	(13.0)
Tax reserves	(0.2)	(8.8)	—

Total	(16.7)%	(66.2)%	18.3%

We account for income taxes pursuant to ASC 740, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Share compensation	$520	$347
Accrued bonuses	340	325
Start-up costs	194	—
Deferred revenue	3,887	—
Other	41	5
Loss carry-forwards	1,553	29

Total deferred tax assets	6,535	706
Valuation allowance	(29)	(29)

Net deferred tax assets	6,506	677

Deferred tax liabilities:
Property and equipment	(2,390)	(545)

Total deferred tax liabilities	(2,390)	(545)

Net deferred tax asset (liability)	$4,116	$132

At December 31, 2011, we had foreign tax loss carry forwards of approximately $4.7 million which will begin to expire in 2029.

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

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of $0.1 million is included in 2011 income tax expense and interest and penalties of $0.4 million are accrued as of December 31, 2011.

We have unrecognized tax benefits of approximately $1.6 million as of December 31, 2011. We did not recognize any additions, settlements or lapses of statute of limitations during 2011 for unrecognized tax benefits.

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2011 remain open to examination in many of our jurisdictions. In October 2010 and October 2011, authorities in Thailand commenced an examination for the 2009 and 2010 tax years, respectively. In October 2011, authorities in the Philippines notified us they would begin an examination for the 2010 tax year. In April 2011, we closed a tax examination in the U.S. for the 2007 and 2008 tax years.

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply, however, our ability to meet the

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting our company and industry, many of which are beyond our control.

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

On August 5, 2011, we sent F3 Capital and Valencia a letter notifying them of their payment breaches pursuant to the construction management agreement and requesting immediate payment. In a letter dated August 15, 2011, Valencia responded that Vantage was in breach of assisting them with their financing efforts and notifying the Company that they would not make any additional payments and were considering legal action. Although F3 Capital (Valencia) made a $36.9 million payment in October 2011, there have been no subsequent payments and no further action has been taken with respect to these letters.

On February 29, 2012, we sent Valencia a letter notifying them of their payment breaches pursuant to the construction management agreement and requesting immediate payment of approximately $41.4 million.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

As of December 31, 2011, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year total $10.3 million for 2012, $8.0 million for 2013, $7.0 million for 2014, $6.5 million for 2015 and $480 thousand for 2016. Rental expenses related to these leases were approximately $13.7 million, $4.9 million and $3.1 million for the three years ended December 31, 2011, 2010 and 2009, respectively.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Prepaid insurance	$8,676	$9,169
Sales tax receivable	1,004	1,141
Income tax receivable	280	—
Current deferred tax asset	3,887	—
Other receivables	137	340
Deferred mobilization costs	1,152	—
Other prepaid expenses	1,773	822

	$16,909	$11,472

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Drilling equipment	$1,770,172	$1,757,083
Assets under construction	133,369	1,219
Leasehold improvements	1,305	1,045
Office and technology equipment	8,750	3,497

	1,913,596	1,762,844
Accumulated depreciation	(108,521)	(44,712)

Property and equipment, net	$1,805,075	$1,718,132

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. We completed our jackup construction program in the first quarter of 2010 and our drillship in the fourth quarter of 2010. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $7.3 million, $47.2 million and $23.8 million, respectively.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred financing costs, net	$34,032	$33,234
Performance bond collateral	19,472	18,251
Deposits	1,330	1,369
Deferred income taxes	245	132
Deferred survey costs	985	—
Deferred mobilization costs	2,109	—
Income tax receivable	—	1,207

	$58,173	$54,193

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Interest	$63,127	$49,524
Compensation	21,161	13,686
Insurance premiums	8,070	8,574
Unearned income	379	3,218
Deferred revenue	6,321	—
Property, service and franchise taxes	1,610	1,610
Income taxes payable	2,570	6,748
Other	571	373

	$103,809	$83,733

10. Business Segment Information

Our business activities relate to the operations of our offshore drilling units, both jackup rigs and drillship, and providing construction supervision services in South Korea and China for drilling units owned by others.

For the years ended December 31, 2011, 2010 and 2009, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Two customers accounted for approximately 41% and 13%, respectively, of consolidated revenue for the year ended December 31, 2011. Four customers accounted for approximately 26%, 21%, 13% and 11%, respectively, of consolidated revenue for the year ended December 31, 2010. Three customers accounted for approximately 46%, 23% and 12%, respectively, of consolidated revenue for the year ended December 31, 2009.

11. Supplemental Condensed Consolidating Financial Information

In July 2010, OGIL issued $1.0 billion aggregate principal amount of its Notes under an indenture. In June 2011, OGIL issued approximately $225.0 million aggregate principal amount of additional Notes under the

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain subsidiaries (the “Subsidiary Guarantors”). None of our other currently existing subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have guaranteed or pledged assets to secure the Notes.

The following tables present the condensed, consolidating financial information as of December 31, 2011 and 2010 and for the three years ended December 31, 2011, 2010 and 2009, of (i) us, (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of December 31, 2011 and 2010 and results of operations for the three years ended December 31, 2011, 2010 and 2009, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$14,949	$11	$90,896	$4,175	$—	$110,031
Other current assets	557	—	115,623	33,041	—	149,221

Total current assets	15,506	11	206,519	37,216	—	259,252
Property and equipment, net	87	—	1,683,314	121,674	—	1,805,075
Investment in and advances to subsidiaries	644,594	480,632	1,835	100,111	(1,227,172)	—
Other assets	—	34,032	22,998	1,143	—	58,173

Total assets	$660,187	$514,675	$1,914,666	$260,144	$(1,227,172)	$2,122,500

Accounts payable and accrued liabilities	$15,283	$58,700	$40,691	$35,497	$—	$150,171
Intercompany (receivable) payable	(174,767)	(1,087,852)	1,220,535	42,084	—	—

Total current liabilities	(159,484)	(1,029,152)	1,261,226	77,581	—	150,171
Long-term debt	33,931	1,212,497	—	—	—	1,246,428
Other long term liabilities	—	—	26,005	3,750	—	29,755
Shareholders’ equity (deficit)	785,740	331,330	627,435	178,813	(1,227,172)	696,146

Total liabilities and shareholders’ equity	$660,187	$514,675	$1,914,666	$260,144	$(1,227,172)	$2,122,500

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$375,091	$110,257	$485,348
Operating costs and expenses	16,423	30	253,209	105,532	375,194

Income (loss) from operations	(16,423)	(30)	121,882	4,725	110,154
Other income (expense)	(7,388)	(136,034)	(37,374)	2,123	(178,673)

Income (loss) before income taxes	(23,811)	(136,064)	84,508	6,848	(68,519)
Income tax provision	576	—	10,167	689	11,432

Net income (loss)	$(24,387)	$(136,064)	$74,341	$6,159	$(79,951)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(16,799)	$(119,672)	$154,886	$(2,542)	$15,873
Net cash used in investing activities	—	—	(32,620)	(111,716)	(144,336)
Net cash provided by (used in) financing activities	(63,536)	118,548	(51,332)	114,371	118,051

Net increase (decrease) in cash and cash equivalents	(80,335)	(1,124)	70,934	113	(10,412)
Cash and cash equivalents—beginning of period	95,284	1,135	19,962	4,062	120,443

Cash and cash equivalents—end of period	$14,949	$11	$90,896	$4,175	$110,031

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$95,284	$1,135	$19,962	$4,062	$—	$120,443
Other current assets	492	—	92,605	17,329	—	110,426

Total current assets	95,776	1,135	112,567	21,391	—	230,869
Property and equipment, net	810	—	1,714,475	2,847	—	1,718,132
Investment in and advances to subsidiaries	488,170	424,451	2,545	63,974	(979,140)	—
Other assets	—	29,249	22,526	2,418	—	54,193

Total assets	$584,756	$454,835	$1,852,113	$90,630	$(979,140)	$2,003,194

Accounts payable and accrued liabilities	$13,684	$48,249	$19,987	$34,145	$—	$116,065
Intercompany (receivable) payable	(262,758)	(1,033,703)	1,251,169	45,292	—	—

Total current liabilities	(249,074)	(985,454)	1,271,156	79,437	—	116,065
Long-term debt	29,650	966,696	107,134	—	—	1,103,480
Other long term liabilities	—	—	9,989	3,509	—	13,498
Shareholders’ equity (deficit)	804,180	473,593	463,834	7,684	(979,140)	770,151

Total liabilities and shareholders’ equity	$584,756	$454,835	$1,852,113	$90,630	$(979,140)	$2,003,194

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$191,278	$87,125	$278,403
Operating costs and expenses	13,973	24	144,290	73,203	231,490

Income (loss) from operations	(13,973)	(24)	46,988	13,922	46,913
Other income (expense)	(6,889)	(11,766)	(58,291)	1,405	(75,541)

Income (loss) before income taxes	(20,862)	(11,790)	(11,303)	15,327	(28,628)
Income tax provision (benefit)	1,438	—	10,928	6,585	18,951

Net income (loss)	$(22,300)	$(11,790)	$(22,231)	$8,742	$(47,579)

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(1,463)	$(5,021)	$(6,894)	$22,963	$9,585
Net cash used in investing activities	(748)	—	(643,856)	(932)	(645,536)
Net cash provided by (used in) financing activities	97,494	6,155	659,048	(22,295)	740,402

Net increase (decrease) in cash and cash equivalents	95,283	1,134	8,298	(264)	104,451
Cash and cash equivalents—beginning of period	1	1	11,664	4,326	15,992

Cash and cash equivalents—end of period	$95,284	$1,135	$19,962	$4,062	$120,443

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$76,382	$35,111	$111,493
Operating costs and expenses	13,884	14	56,977	22,261	93,136

Income (loss) from operations	(13,884)	(14)	19,405	12,850	18,357
Other income (expense)	(1,742)	—	(6,341)	537	(7,546)

Income (loss) before income taxes	(15,626)	(14)	13,064	13,387	10,811
Income tax provision (benefit)	—	—	2,936	(964)	1,972

Net income (loss)	$(15,626)	$(14)	$10,128	$14,351	$8,839

Condensed Consolidating Statement of Cash Flow (in thousands)

	Twelve Months Ended December 31, 2009
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(10,766)	$(14)	$(43,179)	$24,174	$(29,785)
Net cash used in investing activities	(71)	—	(366,824)	(104,140)	(471,035)
Net cash provided by (used in) financing activities	10,812	(4,986)	421,662	72,767	500,255

Net increase (decrease) in cash and cash equivalents	(25)	(5,000)	11,659	(7,199)	(565)
Cash and cash equivalents—beginning of period	26	5,001	5	11,525	16,557

Cash and cash equivalents—end of period	$1	$1	$11,664	$4,326	$15,992

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2011 and 2010 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$124,589	$120,925	$118,534	$121,300
Income from operations	24,279	32,234	26,717	26,924
Other expense	(40,024)	(64,546)	(36,612)	(37,491)
Net loss	(18,654)	(40,070)	(11,881)	(9,346)
Loss per share
Basic	$(0.06)	$(0.14)	$(0.04)	$(0.03)
Diluted	$(0.06)	$(0.14)	$(0.04)	$(0.03)
2010
Revenues	$58,250	$68,354	$66,907	$84,892
Income from operations	15,639	14,349	10,263	6,662
Other expense	(7,361)	(12,990)	(41,079)	(14,111)
Net income (loss)	5,963	(6,996)	(33,581)	(12,965)
Earnings (loss) per share
Basic	$0.03	$(0.03)	$(0.12)	$(0.05)
Diluted	$0.03	$(0.03)	$(0.12)	$(0.05)

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2011.

Management’s assertion about the effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

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

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797))

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Unit certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.3	Specimen Warrant certificate (Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

4.5	Registration Rights Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

4.8	First Supplemental Indenture dated as of May 20, 2011 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.9	Second Supplemental Indenture dated as of June 1, 2011 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

Exhibit No.	Description

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

10.12	Securities Purchase Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

10.13	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009)

Exhibit No.	Description

10.14	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.15	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009)

10.16	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.17	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.18	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.19	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.20	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.21	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

10.22	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010)

10.23	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.24	Letter Agreement amending certain terms of the US$100,000,000 Term Facility Agreement dated 26 August 2009 between, amongst others, P2020 Rig Co. as Borrower, Wayzata Investment Partners LLC as Administrative Agent, Wayzata Opportunities Fund II, L.P. as Lender and Vantage Drilling Company as Guarantor (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.25	Registration Rights Agreement dated as of June 1, 2011 by and among the Offshore Group Investment Limited, the guarantors named party thereto and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)

31.1	Certification of CEO Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

Exhibit No.	Description

32.1	Certification of CEO Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

101.INS	— XBRL Instance Document (Furnished herewith)

101.SCH	— XBRL Schema Document (Furnished herewith)

101.CAL	— XBRL Calculation Document (Furnished herewith)

101.DEF	— XBRL Definition Linkbase Document (Furnished herewith)

101.LAB	— XBRL Label Linkbase Document (Furnished herewith)

101.PRE	— XBRL Presentation Linkbase Document (Furnished herewith)

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

Name	Position	Date

/s/ Paul A. Bragg Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Douglas G. Smith Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Jorge E. Estrada M. Jorge E. Estrada M.	Director	March 15, 2012

/s/ Marcelo D. Guiscardo Marcelo D. Guiscardo	Director	March 15, 2012

/s/ John C.G. O’Leary John C.G. O’Leary	Director	March 15, 2012

/s/ Steinar Thomassen Steinar Thomassen	Director	March 15, 2012

/s/ Robert F. Grantham Robert F. Grantham	Director	March 15, 2012

/s/ Duke R. Ligon Duke R. Ligon	Director	March 15, 2012

/s/ Ong Tian Khiam Ong Tian Khiam	Director	March 15, 2012

/s/ Steven Bradshaw Steven Bradshaw	Director	March 15, 2012

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797))

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Unit certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.3	Specimen Warrant certificate (Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

4.5	Registration Rights Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

Exhibit No.	Description

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

10.12	Securities Purchase Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

10.13	Term Loan Facility Agreement for P2020 Rig Co., as borrower, with Wayzata Investment Partners LLC, as administrative agent and security trustee, Wayzata Investment Partners (UK) Ltd, as technical agent and insurance agent, Wayzata Investment Partners LLC, as account agent, Wayzata Opportunities Fund II, L.P, as lender and Vantage Drilling Company, as guarantor (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 26, 2009)

10.14	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.15	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009)

10.16	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.17	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.18	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

Exhibit No.	Description

10.19	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.20	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.21	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

10.22	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010)

10.23	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.24	Letter Agreement amending certain terms of the US$100,000,000 Term Facility Agreement dated 26 August 2009 between, amongst others, P2020 Rig Co. as Borrower, Wayzata Investment Partners LLC as Administrative Agent, Wayzata Opportunities Fund II, L.P. as Lender and Vantage Drilling Company as Guarantor (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)

31.1	Certification of CEO Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of CEO Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

101.INS	— XBRL Instance Document (Furnished herewith)

101.SCH	— XBRL Schema Document (Furnished herewith)

101.CAL	— XBRL Calculation Document (Furnished herewith)

101.DEF	— XBRL Definition Linkbase Document (Furnished herewith)

101.LAB	— XBRL Label Linkbase Document (Furnished herewith)

101.PRE	— XBRL Presentation Linkbase Document (Furnished herewith)