Form 10-K/A
period 2011-12-31
Vantage Drilling CO
filed 2012-04-30
CIK 1419428

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting stock held by nonaffiliates as of June 30, 2011 based on the closing price of $1.82 per share on the NYSE Amex on such date, was approximately $327.4 million.

The number of the registrant’s ordinary shares outstanding as of February 17, 2012 is 291,457,669 shares.

Documents incorporated by reference

None

EXPLANATORY NOTE

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Report”), (1) to revise the cover page to correct the aggregate market value of the voting and non-voting shares held by nonaffiliates as of June 30, 2011, (2) to revise Part III of the Report to include the information previously omitted from the Report, and (3) to revise Part IV, Item 15(a) to include all exhibits required to be filed with or incorporated by reference into the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 25, 2012 and certain other information about them are set forth below:

Name	Age	Position
Paul A. Bragg	56	Chairman of the Board of Directors and Chief Executive Officer
Jorge E. Estrada (1), (3)	64	Director
Robert F. Grantham (2), (3), (4)	53	Director
Marcelo D. Guiscardo (2)	59	Director
Ong Tian Khiam	69	Director
Duke R. Ligon (1), (2), (3), (5)	70	Director
John C.G. O’Leary	56	Director
Steven Bradshaw (2), (6)	63	Director
Steinar Thomassen (1), (3), (8)	65	Lead Independent Director
Douglas G. Smith	43	Chief Financial Officer and Treasurer
Christopher G. DeClaire	53	Vice President and Secretary
Douglas W. Halkett	51	Chief Operating Officer
Edward G. Brantley	57	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	58	Vice President – Marketing
Donald Munro	57	Vice President – Operations
William L. Thomson	41	Vice President – Assets & Engineering

(1)	Member of our Audit Committee as of December 31, 2011.
(2)	Member of our Compensation Committee as of December 31, 2011.
(3)	Member of our Nominating and Corporate Governance Committee as of December 31, 2011.
(4)	Mr. Grantham was appointed to the Compensation Committee effective January 7, 2011.
(5)	Mr. Ligon was appointed to the Board of Directors effective February 17, 2011 and has served on the Audit Committee and Compensation Committee since such date.
(6)	Mr. Bradshaw was appointed to the Board of Directors and the Compensation Committee effective April 14, 2011.

Paul A. Bragg, 56, has served as our Chairman of the Board of Directors and Chief Executive Officer, and of our predecessor Vantage Energy Services, Inc. (“Vantage Energy”), since September 2006. Qualifications and Experience. Mr. Bragg has over 33 years of direct industry experience. Prior to joining us, Mr. Bragg was affiliated with Pride International, Inc. (“Pride”), one of the world’s largest international drilling and oilfield services companies. From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride. From 1997 through 1999, Mr. Bragg served as Pride’s Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as the Vice President and Chief Financial Officer of Pride. As a result of his three decades in the offshore drilling industry, Mr. Bragg is experienced in the operational and marketing strategies that are key to our development and success. Additionally, Mr. Bragg has significant experience as the chief executive of a public company, with extensive knowledge of public and private financing and board functions. Education: Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

Directorships for the past five years: None, other than our Board of Directors.

Jorge E. Estrada, 64, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. Estrada has over 38 years of direct industry experience. From July 1993 to January 2002, Mr. Estrada was employed as a consultant to Pride. From January 2002 to May 2005 he was employed by Pride in a business development capacity. Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment. Mr. Estrada has a strong technical background and extensive experience in the offshore drilling industry. Mr. Estrada’s extensive experience in the offshore drilling industry and wealth of technical knowledge provides him with unique insight into potential issues that could emerge with respect to our operational development. Additionally, Mr. Estrada has a business development background that is extremely valuable to us as we grow our business. Education. Mr. Estrada received a B.S. in Geophysics from Washington and Lee University, and was a PhD candidate at the Massachusetts Institute of Technology.

Directorships for the past five years: None, other than our Board of Directors.

Robert F. Grantham, 53, has served as one of our directors since 2008. Qualifications and Experience. Mr. Grantham has over 26 years of industry experience. From 1982 to 2006 he held senior management positions with various maritime shipping companies, including serving as Chartering Broker for London based Andrew Low Son & Co. from 1982 to 1984, General Manager of Shipping Agency and Consulting Company Hong Kong & Eastern (Japan) Ltd. (HESCO) from 1984 to 1990, Senior Manager of Singapore based Seaconsortium Ltd. from 1991 through 1994, and as a director of its successor, the Ben Line Agency Group, from 1994 through 2006. In 2006, Mr. Grantham founded his own European based marine consulting company. Mr. Grantham’s numerous directorships and international oil and gas shipping experience have provided him with a strong background in international maritime issues that play a key role in our business. Further, Mr. Grantham’s extensive work on corporate governance matters through his directorships provides an experienced voice on the Board of Directors.

Directorships for the past five years: Bluewave Services, Ltd. (2006 to present) a shipping consultancy specializing in commercial operations of LNG vessels, The Medical Warehouse LTD (1999 to present) and TMT UK Ltd. (2006 to present).

Marcelo D. Guiscardo, 59, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. Guiscardo has 34 years of industry experience. Since 2008, Mr. Guiscardo has been the president of GDM Business Development, an international consulting firm focused on the oil & gas industry. From 2006 to 2008, he served as an advisor to energy industry clients. He served as President of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride. From September 1999 until joining Pride, he was President of GDM Business Development. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with, and was a director of, YPF Sociedad Anonima (now part of Respol YPF S.A.), an international integrated energy company. Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF’s Vice President of Exploration and Production. From 1979 to 1993 he filled various positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoire. Mr. Guiscardo has in-depth knowledge of the oil and gas industry as well as experience in strategic development that is key to our growth. Through his various management roles, he has developed extensive knowledge of compensation structures and financial matters. Education. Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

Directorships for the past five years: Vida Sin Violencia, (January 2007 to present), QM Equipment, S.A. (2008 to present) and Pampa Del Abra, S.A. (2010 to present).

Ong Tian Khiam, 69, has served as one of our directors since 2009. Qualifications and Experience. Mr. Ong currently serves as the Chief Executive Officer of Valencia Drilling Corporation. From October 2009 through July 2010, Mr. Ong served as Chief Executive Officer of Mandarin Drilling Corporation. Additionally, since July 2007, Mr. Ong has served as Managing Director of OM Offshore Pte Ltd., a division of Otto Marine Pte Ltd., which invests in offshore drilling ventures. From November 1997 through July 2007, he served as Managing Director of PPL Shipyard Pte Ltd and Baker Marine Pte Ltd, a wholly-owned subsidiary of PPL, specializing in the construction of offshore drilling rigs and design of jackup drilling rigs. Through his experience, Mr. Ong has gained a variety of management and technical skills focusing on the design and production of offshore drilling equipment. Mr. Ong’s knowledge and skills with respect to the design and construction of offshore drilling vessels makes a valuable contribution to the Board of Directors as we continue to oversee the construction of vessels to be added to our fleet. Education. Mr. Ong graduated from the University of Singapore in 1969 with a Bachelor in Mechanical Engineering.

Directorships for the past five years: None, other than our Board of Directors.

Duke R. Ligon, 70, has served as one of our directors since February 2011. Qualifications and Experience. Mr. Ligon is a lawyer and owns and manages Mekusukey Oil Company, LLC. From January 2007 to March 2010, Mr. Ligon worked as a Legal Strategic Advisor to Love’s Travel Shops & Country Stores, Inc. From February 1997 to January 2007, Mr. Ligon served as General Counsel and Senior Vice President of Devon Energy Corporation in addition to serving as a member of Devon’s Executive Management Committee. Prior to that, Mr. Ligon was a partner in the New York office of the law firm Mayer, Brown & Platt from 1995 to February 1997. From 1985 to 1995, Mr. Ligon worked as a Senior Vice President and Managing Director and the Head of Energy Merchant Banking for Bankers Trust Company in New York. Prior to that, Mr. Ligon worked for Corcoran, Hardesty, Whyte, Hemphill & Ligon P.C. as a partner in the law firm’s Washington D.C. office from 1982 through 1985. From 1975 to 1982, Mr. Ligon worked as a partner at Bracewell & Patterson and was a member of the firm’s Management Committee. Mr. Ligon worked as an Assistant Administrator in the Federal Energy Administration (the predecessor to the U.S. Department of Energy) from 1973 through 1975. In 1973, Mr. Ligon worked as a Director at the U.S. Department of the Interior and headed the Department’s Office of Oil and Gas. Prior to that, Mr. Ligon worked as the oil and gas advisor to U.S. Treasury Secretary John B. Connally in 1972. Before serving Secretary Connally, Mr. Ligon worked as an Assistant to the President of Continental Oil Company (Conoco) from 1971 through 1972. Prior to his experience with Continental Oil Company, Mr. Ligon served as a Captain in the United States Army from 1969 through 1971 and was awarded a Bronze Star for his service in the Republic of Vietnam. Through his experience in the energy industry and work with various law firms, Mr. Ligon provides insight into management matters and corporate strategy, including compensation and audit committee matters, that we believe is essential for a growing company. Education. Mr. Ligon received a B.A. from Westminster College in 1963 and a J.D. from the University of Texas School of Law in 1969.

Directorships for the past five years: SteelPath MLP Funds Trust (January 2010 to present), Pre-Paid Legal Services, Inc. (March 2007 to present), Blueknight Energy Partners, LLP (January 2009 to present), PostRock Energy (January 2006 to present) and Panhandle Oil & Gas (August 2007 to present).

John C.G. O’Leary, 56, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience. Mr. O’Leary has over 31 years of industry experience. Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with its head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy, and from 2004 to 2006, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consulting and brokerage services to customers in the upstream energy industry. Prior to commencing his work with Pareto Offshore in November 2004, Mr. O’Leary was President of Pride. He joined Pride in 1997 as Vice President of Worldwide Marketing. In addition to his experience in the oil and gas industry, which provides a view on the Board of Directors that encompasses the broader industry, Mr. O’Leary is experienced in finance and accounting matters and has extensive experience with financial statements. Education. Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduate degrees, one in Finance from Trinity College, Dublin and one in Petroleum Engineering from the French Petroleum Institute in Paris.

Directorships for the past five years: Technip (2008 to present) and Huisman-Itrec (2006 to present).

Steven Bradshaw, 63, has served as one of our directors since April 2011. Qualifications and Experience. Mr. Bradshaw is currently a member of the Board of Directors and the Chairman of the Conflicts Committee of Blue Knight Energy Partners, LP, a publicly traded master limited partnership. From 2005 to 2009, Mr. Bradshaw was the Vice President of Administration and a new venture business advisor for Premium Drilling, Inc., an international offshore drilling contractor. From 1997 through 2001, and from 2004 through 2006, Mr. Bradshaw worked as a Managing Director for Global Logistics Solutions, a management and operations consulting group. From 2001 through 2003, Mr. Bradshaw served as the Executive Vice President of Skaugen Petrotrans, Inc., the United States subsidiary of I.M. Skaugen ASA, the world’s largest provider of ship-to-ship cargo transfer services. From 1989 to 1996, Mr. Bradshaw worked as the President of the Refined Products Division and an Executive Vice President of Marketing for the Kirby Corporation, a publicly traded transportation company. From 1986 through 1988, Mr. Bradshaw served as Vice President – Sales and a Market Development Manager for the Kirby Corporation. From 1975 through 1980, Mr. Bradshaw worked as a Terminals Manager for Midland Enterprises, Inc. Mr. Bradshaw served as a Lieutenant in the United States Navy from 1970 through 1973. Education. Mr. Bradshaw received a B.A. in Mathematics from the University of Missouri in 1970 and a M.B.A. from the Harvard Business School in 1975.

Directorships for the past five years: Blue Knight Energy Partners, LP (2009 to present) and Premium Drilling (Cayman) Limited (2006 to 2009).

Steinar Thomassen, 65, has served as one of our directors since 2008 and currently serves as Lead Independent Director. Qualifications and Experience. Mr. Thomassen has over 32 years of direct industry experience. Mr. Thomassen served as Manager of LNG Shipping for StatoilHydro ASA (formerly Statoil ASA) from August 2001 until his retirement in December 2007 and was responsible for the acquisition and construction supervision of three large LNG tankers. Previously, Mr. Thomassen served as Vice President of Industrial Shipping for Navion ASA from October 1997 to July 2001 and for Statoil ASA from September 1992 to September 1997 and was responsible for the chartering and operation of a fleet of LPG, chemical and product tankers. Previously, Mr. Thomassen served as Chief Financial Officer for Statoil North America Inc., from December 1989 to August 1992, and functioned as the head of administration, personnel, accounting and finance. From January 1986 until November 1989 he was employed by Statoil AS and served as Controller for the Statfjord E&P producing division. From May 1976 until December 1986, Mr. Thomassen was employed by Mobil Exploration Norway Inc., where he held various international positions, including Project Controller for the Statfjord Development, and served as Project Controller and Treasurer of the Yanbu Development Project in Saudi Arabia from January 1982 until December 1986. Mr. Thomassen’s experience in various positions with oil and gas companies provides international construction, marketing and general operational experience. Further, through his demonstrated skills as a chief financial officer, Mr. Thomassen provides the Board of Directors and the Audit Committee with valuable insight on finance matters, financial statements and audit matters. Education. Mr. Thomassen graduated from the Oslo School of Marketing in 1968.

Directorships for the past five years: Joint Gas Ltd. (2002 to 2007) and Northern Transport LNG Ltd. (2002 to 2007).

Douglas G. Smith, 43, has served as our Chief Financial Officer and Treasurer since November 2, 2007. Prior to joining us, Mr. Smith served with Pride as Vice President—Financial Projects from January 2007 to June 2007, as Vice President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. Mr. Smith is a certified public accountant and has a Bachelors of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Christopher G. DeClaire, 53, has served as our Vice President and Secretary since our inception. He also served as one of our directors until December 2009 and previously served as a director of Vantage Energy since its inception and served as Vantage Energy’s Chief Financial Officer and Treasurer until November 2, 2007. Mr. DeClaire has over 28 years of business experience. Prior to his involvement with Vantage Energy, Mr. DeClaire had successfully founded and sold 5 previous companies in various industries. Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm. From 1994 through 1998, Mr. DeClaire founded and served as the Chairman and Chief Executive Officer of Skillmaster, Inc., a temporary staffing company which had over 5,000 full time employees working the areas of IT and engineering at the time it was sold. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law with a minor in accounting.

Douglas W. Halkett, 51, has served as our Chief Operating Officer since January 15, 2008. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Programme for Management Development at Harvard Business School in 2003.

Edward G. Brantley, 57, has served as our Chief Accounting Officer and Controller since April 2008. Prior to joining us, Mr. Brantley served with Transmeridian Exploration Incorporated, an international exploration and production company, as Vice President and Chief Accounting Officer from 2005 to 2008. Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President—Finance of Baker Sand Control and Controller of Baker Hughes Inteq. Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire, 58, has served as our Vice President—Marketing and that of Vantage Energy, our predecessor, since January 15, 2008. Prior to joining us, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai. From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol Foramer. Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

Donald Munro, 57, has served as our Vice President—Operations since March 1, 2009, and previously served as our Operations Manager beginning on May 1, 2008. Prior to joining us, Mr. Munro served in a variety of positions across the globe during his more than 26 years of experience with Transocean Inc., most recently as General Manager—India from April 2006 until February 2008, Operations Manager—Indonesia from February 2005 until March 2006, and as Operations Manager—North Sea from July 2001 until January 2005.

William L. Thomson, 41, has served as our Vice President of Assets and Engineering since March 8, 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

Arrangement for Nomination of Directors

With respect to our current Board of Directors, Mr. Grantham was nominated in 2008 by F3 Capital, and Mr. Ong was nominated by F3 Capital in 2009. Further, in 2011, Messrs. Ligon and Bradshaw were also nominated by F3 Capital to replace Mr. Koichiro Esaka and Mr. Hsin-Chi Su, respectively, each of whom had previously served on our Board of Directors after being nominated by F3 Capital. Each of Messrs. Grantham, Ong, Ligon, and Bradshaw were subsequently reviewed and appointed as directors by our full Board of Directors and elected to the Board of Directors by shareholders. Mr. Thomassen was originally nominated to our Board of Directors by F3 Capital in 2008, however, our Board of Directors has renominated him for election in each subsequent year. Mr. Thomassen has been designated as the Lead Independent Director of the Board of Directors and is no longer considered a nominee of F3 Capital.

In connection with our acquisition of the construction contract for the drillship Dragonquest, subsequently renamed Titanium Explorer, we entered into a Voting Agreement and Irrevocable Proxy with F3 Capital and Mr. Hsin-Chi Su (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, F3 Capital and Mr. Su agreed not to submit any additional nominees for election to the Board of Directors for a period of twelve months, provided, however, that they may seek to propose alternative nominees in substitution of any of the four current directors nominated by F3 Capital. Any alternative nominee proposed by F3 Capital must be determined to be qualified to serve on the Board of Directors by the Nominating & Corporate Governance Committee prior to being included on the ballot at any shareholders meeting called for purposes of electing directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the year ended December 31, 2011, all reports filed by our directors and executive officers under Section 16(a) were made timely, except that each of Messrs. Bragg, Smith, DeClaire, Brantley, Guiscardo and Halkett each filed one Form 4 late.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (the “Code of Conduct”). Our Code of Conduct is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Vantage Code of Conduct and Ethics.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the “code of ethics” definition contained in Item 406(b) of Regulation S-K.

Audit Committee

During the year ended December 31, 2011, the Audit Committee consisted of Jorge E. Estrada, Koichiro Esaka, Duke Ligon and Steinar Thomassen. Mr. Esaka resigned from the Board of Directors and from the Audit Committee effective February 17, 2011 and was replaced by Duke R. Ligon. Mr. Thomassen serves as the Audit Committee Financial Expert and is the Chairman of the Audit Committee under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions. As of December 31, 2011, all of the members of the Audit Committee were independent as such term is defined under NYSE Amex rules. The Audit Committee met seven times during the year ended December 31, 2011.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to those individuals identified in the Summary Compensation Table below and referred to as our “named executive officers.”

We had a year of significant accomplishments in 2011 including growing revenue by approximately 74.3% and income from operations by 134.8% over the prior year. These strong operating results were driven by the successful first year of operations of our drillship Platinum Explorer, which commenced operations December 29, 2010, and achieving in excess of 99% productive time for our fleet of four jackups. We achieved these results while maintaining a culture of quality and safety exemplified by our total recordable incident rate of 0.95. Additionally, we were able to grow our fleet by acquiring the Tungsten Explorer drillship, under construction at the DSME Shipyard in Korea with delivery scheduled for the second quarter of 2013. We financed the down payment for the Tungsten Explorer drillship and the repayment of a term loan for our Aquamarine Driller jackup rig through the issuance in June 2011 of $225.0 million of 11.5% Senior Secured Notes, issued at a premium of 108% of par.

Compensation Philosophy and Objectives

We have adopted an executive compensation program that reflects our philosophy that executive officers’ compensation should be closely aligned with the long-term interest of shareholders and that compensation should be strongly correlated with company-wide and individual performance. Our executive compensation program places an emphasis on equity-based incentives and performance based compensation. The key business metrics we consider in establishing targets and measuring the performance of our executive officers include:

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

The components of our compensation program include:

•	Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive with the peer group. Currently base pay for our top five executive officers ranges from 91% to 108% of market median for our peer group.

•	Annual Cash Incentive Awards. This component of our compensation program is an annual cash payment based on our performance relative to the metrics established by the Compensation Committee and the individuals’ performance measured against his individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consists of time-vested restricted shares and/or options and is designed to encourage retention and align the executives’ interest with our shareholders.

•	Performance-based Equity Awards. This component of compensation consists of performance-based restricted shares, options and/or cash and is designed to focus executives’ performance on our business and financial performance which should generate long-term shareholder value.

•	Other Benefits. This component of our compensation program consists primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on foreign assignments including expatriate housing, schooling, home airfare and foreign taxes.

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

Compensation Committee

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually seeks advice from advisors as it believes is appropriate. The Compensation Committee reviews our compensation program including the allocation of the respective components of compensation, guidelines for the long-term incentive plan, and the metrics for the annual incentive plan and the individual goals for the executive officers.

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

In 2011, as part of the comprehensive review of the compensation program, Stone Partners reviewed the peer group to reflect changes in the industry participants and to reflect our current size and performance. The peer group for the 2011 compensation program includes Atwood Oceanics, Inc., Bristow Group, Inc., Complete Production Services, Inc., Ensco plc, Gulfmark Offshore, Inc., Helmrich & Payne, Inc., Hercules Offshore, Inc., Oceaneering International, Inc., Parker Drilling Co., Pride International, Inc., Rowan Companies, Inc., Seadrill Ltd., and Songa Offshore SE.

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

Shareholder vote on Executive Compensation

The Compensation Committee also considered the results of the shareholders’ approval in a non-binding vote of the compensation paid to our named executive officers.

Role of Executive Officers in Compensation Decisions

The compensation of our Chief Executive Officer and the other named executive officers was previously established pursuant to the terms of their respective employment agreements. The Compensation Committee consulted with Stone Partners in its review of the terms and conditions of these agreements (except Messrs. Munro and Thomson, as discussed above). Our Chief Executive Officer played a role in our executive compensation decisions for other officers in 2011. Our Chief Executive Officer reviewed the performance of all officers and made his compensation recommendations to the Compensation Committee. In forming his recommendations, the Chief Executive Officer considered the performance of the individuals evaluated, their tenure with us, their initial compensation package upon joining us and any subsequent modifications, internal pay equity matters and our performance. While the Compensation Committee considered these recommendations, the final evaluation of the individual and company-wide performance was determined by the Compensation Committee.

Elements of our Compensation Program

As described above, there are five primary components to our executive compensation—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and, with respect to executives resident in foreign countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. We attempt to set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at peer group companies. The Compensation Committee will review base salaries annually, subject to contractual obligations under the employment agreements with our executives. For 2011, our Compensation Committee, based on the Stone Partners comprehensive review, determined that Messrs. Bragg and Smith’s base salaries were below 90% of market median. Accordingly, the Compensation Committee adjusted the base salaries of Messrs. Bragg and Smith to meet this threshold. Each of Messrs. Halkett, Munro and Thomson’s salaries either met or exceeded the 90% threshold and therefore were not adjusted. In mid-2011, we implemented a policy whereby any of our employees based in Singapore will have their salaries increased by 6% due to the increased costs of living in the region. As Messrs. Halkett, Munro and Thomson are each based in Singapore, they received a salary increase in accordance with this policy.

Annual Cash Incentive Awards. All of our executive officers participate in an annual cash incentive plan. Under this plan, each executive officer is assigned a target and a maximum bonus expressed as a percentage of his annual base salary. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2011 is set forth below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President—Operations	70%	140%
William L. Thomson	Vice President—Assets & Engineering	70%	140%

Target and maximum award percentages in the table above were established by our Compensation Committee in January 2011. As is typical among our peer group, target and maximum award percentages vary among the named executive officers based on the potential impact each position has on our financial performance. For 2011, target and maximum award levels were established at a level designed to approximate the median anticipated annual cash award opportunities for executives in comparable positions within our peer group.

The amount of the award actually earned by an executive is based on performance relative to pre-established departmental, strategic, safety, and financial goals and individual goals. Under this structure, each performance category has a threshold, target, and maximum percentage assigned to the level of performance in that category, and each category is assigned a weighted percentage that corresponds to an executive’s target award percentage. As a result, executives’ awards are determined by multiplying the level of performance for each category by the percentage of each executive’s award allocated to that category (threshold, target and maximum percentages were set at 60%, 100% and 200%, respectively, for 2011). For example, if an executive obtained the threshold level of strategic performance, and his strategic performance weighted allocation was set at 30%, he would receive 18% percent of his target award (60% threshold multiplied by 30% weighted allocation).

The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	10%	N/A	30%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

For 2011, the Compensation Committee established goals focused in each category as follows:

Strategic. The strategic goals for 2011 were focused on (i) improving profitability by reducing fixed cost relative to the size of our fleet and improving the costs of capital, (ii) growth of the fleet whether by acquisition, newbuild or increasing management contracts, (iii) share price performance, and (iv) increasing overhead efficiency in our internal controls and information technology. The Compensation Committee determined that each of the named executive officers achieved 81% performance for the strategic goals.

Financial. The 2011 financial targets included (i) revenue (excluding reimbursable costs under our construction management agreements), (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) earnings per share (“EPS”), and (iv) productive time on our fleet. The weighting in the bonus calculation for these metrics was 20%, 50%, 10%, and 20%, respectively. Each of these targets was established for specific objectives and the Compensation Committee considered adjustments to the financial results for one-time and non-routine charges.

Revenue. The objectives measured by the revenue target were for growth of our business, contract coverage for our fleet and productive time in the operation of our fleet.

EBITDA. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. The objectives for EBITDA were used as benchmark for cash flows as there is a direct correlation between the cash flow generated from operating activities and EBITDA.

EPS. The objective measured by EPS was our overall profitability.

Productive Time. The objectives measured by the productive time were for the overall management of our business and operational efficiency. Included in the productive time analysis, we included the days off contract for mobilization or shipyard upgrades, as efficiently managing these projects will increase our overall revenue and cash flows.

The following is the calculation of the assessment of the financial targets for 2011:

(dollars in millions, except EPS)

	Minimum	Target	Maximum	Results	Bonus Achievement	Weighting	Contribution
EPS	$(0.25)	$(0.21)	$(0.19)	$(0.28)	—	10%	—
EBITDA	$170.3	$189.2	$227.1	$176.7	73%	50%	37%
Operating Revenue (1)	$360.8	$401.0	$481.2	$388.9	88%	20%	17%
Productive Time	82%	86%	95%	91%	155%	20%	31%
Total Weighted-Average Financial Metrics							85%

(1)	Does not include revenue from reimbursable costs under construction management agreements or drilling contracts.

Quality Health & Safety. Quality, Health and Safety are essential elements of our operations for both the well being of our employees and our long term business prospects. As part of our Quality, Health and Safety goals, we measured our quality on the basis of customer satisfaction surveys and the relative improvement in our survey results. The customer satisfaction surveys are designed to measure our customers’ satisfaction with safety, rig efficiency, responsiveness, and overall quality of operations. During 2011, we exceeded our targets for the customer satisfaction surveys and improved the results throughout the year. Safety was measured by the Lost Time Incident Rate (“LTIR”) and the Total Recordable Incident Rate (“TRIR”), as work place safety indicators. We achieved LTIR and TRIR of .32 and .95, respectively for 2011 as compared to our targets of .45 and .90. Based on a review of the customer satisfaction surveys, LTIR and TRIR, the Compensation Committee determined that the level of achievement for the quality, health and safety metrics was 99%.

Departmental. The 2011 departmental goals for our operations and engineering departments are focused on achieving increased operational efficiencies across our fleet and taking the necessary steps for the Titanium Explorer to commence operations during 2011. For purposes of these departmental goals, our executives’ performance was largely measured against the budgeted performance for our fleet and management projects, and the delivery and commencement of operations on the Titanium Explorer. In order to receive the target award, performance must have been is in line with our budgets and schedules, with above target awards to be earned only upon achieving substantial improvement over expected performance. For 2011, Messrs. Munro and Thomson were each determined to have achieved 90% of their departmental goals.

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

For 2011, Mr. Bragg’s individual goals included fleet expansion, improving the Company’s balance sheet and reducing the Company’s costs of capital, improvement in communication with the Board of Directors, and improvement in the Company’s internal systems and controls. Mr. Smith’s individual goals included expanding risk management and analysis, enhancing the financial department’s coordination with marketing and operations, streamlining the financial reporting process and adopting key performance indicators, reducing the costs of capital and supporting internal control and systems initiatives. Mr. Halkett’s individual goals included fleet expansion, analyzing operations and technical department infrastructure to enhance profitability, supporting internal control and systems initiatives, achieving on-time delivery of the Titanium Explorer and improving the Company’s quality, health and safety programs. Mr. Munro’s individual goals included the on-time delivery of the Titanium Explorer, successfully completing the shipyard upgrade project for the Topaz Driller and operational visits to each of our rigs and clients to enhance client satisfaction. Mr. Thomson’s individual goals included obtaining additional construction management projects, successfully managing shipyard projects, including fleet upgrades, and enhancing coordination with the Company’s marketing department to provide technical support to contracting efforts.

For 2011, Messrs. Bragg, Smith, Halkett, Munro and Thomson accomplished the majority of their individual goals and achieved approximately 88%, 88%, 85%, 86% and 85% of target, respectively.

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

During 2011, our company-wide and individual performance goals then in effect were as described above. The target and actual cash awards paid to each of the named executive officers are shown in the table below. The actual cash awards are also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table which follows this Compensation Discussion and Analysis.

	2011 Non-Equity Incentive Awards
Name	Target Bonus as a % of Salary	Payout Range as a % of Target	Target Bonus Award ($)	Maximum Award ($)	Actual Cash Award ($)
Paul A. Bragg	100%	86%	530,577	1,030,000	457,368
Douglas G. Smith	75%	86%	224,079	435,000	193,160
Douglas W. Halkett	80%	85%	320,000	640,000	272,390
Donald Munro	70%	88%	192,500	385,000	169,993
William L. Thomson	70%	88%	185,500	371,000	163,477

Time-based and Performance-based Equity Awards. We use a combination of restricted share awards and share options and other equity-based awards to retain our executives and align their interests with our shareholders. During 2011, the Compensation Committee reviewed the levels of share ownership of our executives, the total targeted compensation levels for our executives, industry compensation trends and the mix of fixed compensation versus variable compensation. Based on this review, the Compensation Committee established initial guidelines that at least 33% of future equity awards for executives will be performance-based awards. The vesting periods for time-based and performance-based awards are four years and three years, respectively. For 2011, the Compensation Committee made performance unit awards to Messrs. Bragg, Smith, Halkett, Munro and Thomson of 313,600, 112,400, 183,800, 94,800 and 91,400 units, respectively. These performance units will vest, if at all, based on the Company’s achievement of total shareholder return (“TSR”) measured against our peer group, with one third of the total award available for vesting in each year of the three year vesting period. The number of shares that will be awarded to each executive in any year of the performance period corresponds with the total number of performance units awarded, with each executive eligible to receive 40% of the award (upon achievement of TSR ranking at the 25th percentile of peer group), 100% of the award (upon achievement of TSR ranking at the 50th percentile of peer group), and up to 150% of the award (upon achievement of TSR ranking at the 90th percentile of peer group). Additionally, for any year of the performance period during which the TSR falls below the target, performance units equal to the difference between the actual TSR achieved and the target TSR will remain eligible for vesting if we achieve cumulative TSR over a multi-year period that is in excess of the target TSR.

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

2010 Executive Retention Plan. Due to the unavailability of shares necessary to make awards to our officers, in 2010, in line with the recommended amounts included in their employment agreements, the Compensation Committee adopted the 2010 Executive Retention Plan (“2010 ERP”). Awards under the 2010 ERP were made to executive officers and Mr. O’Leary. Each award paid under the 2010 ERP vests over a four year period with such vesting to occur quarterly on January 1, April 1, July 1 and October 1 of each year, such that one-sixteenth of the total award shall vest on each quarterly vesting date. Upon vesting, each award payable under the 2010 ERP shall be paid in cash, net of applicable withholdings. If a participant has their employment or engagement with us terminated for any reason prior to a vesting date, that participant shall immediately forfeit any unvested award under the 2010 ERP; provided, however, that such awards shall not be forfeited if the termination is (a) without “cause”, (b) due to disability, death or for “good reason” or (c) within two (2) years following a “change of control” (in each case, as such term is defined in the 2010 ERP). In the event a participant’s employment or engagement is terminated under any of the circumstances set forth in clauses (a) through (c) of the immediately preceding sentence, then the vesting of any unvested portion of an award under the 2010 ERP shall be accelerated so that the award is fully vested on the participant’s termination date.

The total value of the awards made under the 2010 ERP for our executive officers are as follows:

	2010 Award	Unvested (as of December 31, 2011)
Paul Bragg	$1,158,750	$869,063
Douglas Smith	$467,363	$350,523
Douglas Halkett	$780,000	$585,000
Donald Munro	$453,750	$340,313
William Thomson	$437,250	$327,938

2012 Compensation Program

Base Salary. The Compensation Committee has determined that base salaries for our executive officers will be maintained at current levels for 2012. This determination will be made on an annual basis and we may adjust base salaries from time to time in order to respond to industry trends or market conditions.

Annual Cash Incentive Awards. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2012 is set forth in the table below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President—Operations	70%	140%
William L. Thomson	Vice President—Assets & Engineering	70%	140%

The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	10%	N/A	30%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

Strategic. The strategic goals for 2012 are focused on: (i) improving profitability by reducing fixed costs, (ii) expanding our fleet through acquisitions and/or newbuild contracts, (iii) reducing our costs of capital, and (iv) improving our share price.

Financial. The financial targets for 2012 are as follows:

	Threshold	Target	Maximum
Operating Revenue (1)	$477.9	$531.0	$637.2
EBITDA	$207.0	$229.9	$275.9
EPS	$(0.02)	$(0.01)	$(0.00)
Productive Time	90.8%	95.6%	99%

(i)	Does not include revenue from reimbursable costs under construction management agreements or drilling contracts.

Quality Health & Safety. Safety is an essential element of our operations for both the well being of our employees and our long term business prospects. For safety, we are measuring the improvement from our 2012 performance and have set a TRIR target ratio of .90 and an LTIR target ratio of .45. We will assess quality by measuring our improvement in customer satisfaction surveys.

Departmental. The 2012 departmental goals for our operations and engineering departments are focused on (i) reducing costs, (ii) mobilizing and commencing operations of the Titanium Explorer (formerly known as the Dragonquest), and (iii) maintaining and achieving scheduled milestones under our current construction projects.

Individual. The goals established for each named executive officer are appropriate based on the executive’s primary area of responsibility. The executive will receive his target award only for the achievement of all of his individual goals, but under certain circumstances may receive an award above target if one or more goals are obtained more quickly than targeted or if the goal is performed to a level that is above and beyond the requirement necessary to achieve the target award.

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

Expatriate perquisites. Executives who are resident in foreign countries also receive a standard array of expatriate executive perquisites that we believe is competitive with those of peer companies engaged in significant international operations. These include paid housing and utilities, use of an automobile, payment or reimbursement of in-country taxes, business class travel for extended flights, annual business class round trip flights for annual leave, geographic coefficient and school tuition expenses for their children.

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total Compensation ($)
Paul A. Bragg	2011	530,450	1,292,272	457,368	19,500	(3)	2,299,590
Chairman and Chief	2010	506,250	—	1,794,647	19,500	(3)	2,320,397
Executive Officer	2009	500,000	749,145	545,500	18,000	(3)	1,812,645
Douglas G. Smith	2011	298,700	463,216	193,160	19,550	(3)	974,626
Vice President and Chief	2010	280,668	—	715,607	17,437	(3)	1,013,712
Financial Officer	2009	275,000	348,195	210,018	18,762	(3)	851,975
Douglas W. Halkett	2011	400,000	757,520	272,390	587,274	(4)	2,017,184
Vice President and Chief	2010	400,000	—	1,181,920	525,551	(4)	2,107,471
Operating Officer	2009	400,000	622,395	385,920	436,089	(4)	1,844,404
Donald Munro	2011	275,000	390,728	169,993	376,601	(4)	1,212,322
Vice President—	2010	275,000	—	710,160	342,997	(4)	1,328,157
Operations	2009	275,000	337,800	242,591	288,490	(4)	1,143,881
William L. Thomson	2011	265,000	376,584	163,477	327,952	(4)	1,133,013
Vice President—	2010	265,000	—	689,901	361,297	(4)	1,316,198
Engineering and Construction	2009	265,000	328,050	235,934	286,789	(4)	1,115,773

(1)	The amounts shown represent the grant date fair value of restricted share and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing share and option awards, please see “Note 2, Basis of Presentation and Significant Accounting Policies—Share Based Compensation” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	For 2009 and 2011, reflects amount paid to each executive in March 2010 and March 2012, respectively, pursuant to our 2009 and 2011 annual cash incentive award program. For 2010, reflects amount paid in 2011 to each executive pursuant to our 2010 annual cash incentive award program ($635,897 for Mr. Bragg, $248,244 for Mr. Smith, $401,920 for Mr. Halkett, $256,410 for Mr. Munro and $252,651 for Mr. Thomson), as well as the total value of the awards granted pursuant to the 2010 ERP to the named executive officers in 2011 as part of their 2010 compensation as described below under “-Employment Agreements” ($1,158,750 for Mr. Bragg, $467,363 for Mr. Smith, $780,000 for Mr. Halkett, $453,750 for Mr. Munro and $437,250 for Mr. Thomson).
(3)	Reflects amounts paid for named executive’s car allowance and the Company’s match contribution to the 401(k) plan.
(4)	For our executives working overseas, we provide the cost of housing, vehicle leases, schooling for the employees’ children, the cost of airfare for periodic visits to that executive’s home country and payment of income taxes on specified parts of the employee’s compensation. The following table reflects the amounts included as compensation for each of Messrs. Halkett, Munro and Thomson in these categories.

	Year	Housing	Vehicle	Schooling	Home Airfare	Taxes Paid	Geographic Coefficient	Total
Douglas W. Halkett	2011	168,107	22,049	25,800	33,661	325,657	12,000	587,274
	2010	150,420	20,684	13,154	32,386	308,906	—	525,551
	2009	187,234	23,222	12,398	38,500	174,735	—	436,089

Donald Munro	2011	137,452	21,156	—	18,361	191,382	8,250	376,601
	2010	126,609	18,844	—	17,667	179,878	—	342,997
	2009	127,660	19,076	14,919	22,200	104,635	—	288,490

William L. Thomson	2011	137,452	21,184	20,928	21,420	119,018	7,950	327,952
	2010	130,353	19,346	11,805	20,610	179,183	—	361,297
	2009	137,872	19,630	13,406	24,500	91,381	—	286,789

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Maximum($)	All Other Stock Awards: Number of Shares of Stock (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)
Paul A. Bragg	08/17/2011	—	—	—	950,200	1,292,272
	—	32,754	545,900	1,091,800
Douglas G. Smith	08/17/2011	—	—	—	340,600	463,216
	—	13,833	230,550	461,100
Douglas W. Halkett	08/17/2011	—	—	—	557,000	757,520
	—	38,400	320,000	640,000
Donald Munro	08/17/2011	—	—	—	287,300	390,728
	—	23,100	192,500	385,000
William L. Thomson	08/17/2011	—	—	—	276,900	376,584
	—	22,260	185,500	371,000

(1)	Messrs. Bragg, Smith, Halkett, Munro and Thomson each received cash incentive awards of $457,368, $193,160, $272,390, $169,993 and $163,477, respectively, for 2011.
(2)	Messrs. Bragg, Smith, Halkett, Munro and Thomson each received restricted share awards of 950,200, 340,600, 557,000, 287,300 and 276,900 shares, respectively. Each award is divided into (a) a time-vested award equal to two thirds of the total share award that vests 25% annually commencing on the first anniversary of the date of grant and (b) a performance unit award equal to one third of the total share award that may vest over a 3-year period. The number of performance unit awards granted to each named executive officer reflects the number of shares that would received upon achievement of the “target” level of performance under the award.
(3)	The grant date fair value of the share awards is equal to the number of shares granted times $1.36, the closing price of our shares as quoted on the NYSE Amex on the August 17, 2011 grant date of the awards. These values are also used for financial reporting purposes and are expensed over the vesting period of the share grants.

Employment Agreements

We entered into employment agreements with each of our named executive officers, effective June 18, 2008 in the case of Messrs. Bragg, Smith and Halkett, effective May 1, 2008 in the case of Mr. Munro, and effective October 27, 2009 in the case of Mr. Thomson. Each employment agreement provides for an initial term of two years, with an automatic annual renewal for one year from the anniversary date of each agreement unless either party gives notice of non-renewal at least ninety-days before the renewal date. Under the terms of the agreements, Messrs. Bragg, Smith, Halkett, Munro and Thomson are entitled to annual base salaries of $545,900, $307,400, $400,000, $275,000, and $265,000, respectively, with potential target annual cash incentive awards equal to 100%, 75%, 80%, 70%, and 70%, respectively, of their salaries.

Subject to adjustments based on market conditions and industry compensation trends, each of the employment agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $2,100,000 to Mr. Bragg, $750,000 to Mr. Smith, $1,250,000 to Mr. Halkett, a range of $400,000 to $550,000 to Mr. Munro and $662,500 to Mr. Thomson. In 2010, we did not have shares available under the 2007 LTIP to make these awards, and we provided our executives with the 2010 ERP in order to meet the 2010 targeted compensation levels for our executives. Under the 2010 ERP, each of the named executive officers received an award that will vest quarterly over a four year period. Upon vesting, each award will be paid in cash, net of applicable withholdings. A participant will receive his award if the participant is still employed by us on the relevant vesting date, however, in the event of termination (a) without “cause,” due to disability, death, or for “good reason,” or (c) within two years following a “change in control” (in each case, as such terms are defined in the 2010 ERP), any unvested portion the award will be accelerated such that the award shall be fully vested on the participant’s termination date. For more information on the 2010 ERP, please see “Compensation Discussion and Analysis – Elements of Our Compensation Program – 2010 Executive Retention Plan.”

Under the terms of the employment agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of one year following the termination of his employment.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause or in the event of a change of control, each as of December 31, 2011, the named executive officer would be entitled to payments in the amounts set forth below:

Payments on termination without cause or for good reason:

	Paul A. Bragg	Douglas G. Smith	Douglas W. Halkett	Donald Munro	William L. Thomson
Salary (1)	1,637,700	614,800	800,000	275,000	265,000
Non-Equity Incentive Compensation (1)	1,637,700	461,100	640,000	192,500	185,500
Accelerated Vesting of Equity Awards (2)	1,498,430	672,887	1,130,565	581,392	559,468
Accelerated Vesting of 2010 ERP Awards (3)	869,064	350,523	585,000	340,313	327,938
Total ($)	5,642,894	2,099,307	3,155,565	1,389,200	1,337,904

Payments on termination following a change of control:

	Paul A. Bragg	Douglas G. Smith	Douglas W. Halkett	Donald Munro	William L. Thomson
Salary (4)	1,955,100	981,372	1,209,516	550,000	530,000
Non-Equity Incentive Compensation (4)	1,955,100	736,029	967,613	385,000	371,000
Accelerated Vesting of Equity Awards (2)	1,498,430	672,887	1,130,565	581,392	559,468
Accelerated Vesting of 2010 ERP Awards (3)	869,064	350,523	585,000	340,313	327,938
Total ($)	6,277,694	2,740,808	3,892,694	1,856,700	1,788,404

(1)	Reflects payments equal to three years of annual salary and target non-equity incentive in the case of Mr. Bragg, two years of annual salary and non-equity incentive in the case of Messrs. Smith and Halkett and one year of annual salary and target non-equity incentive in the case of Messrs. Munro and Thomson.
(2)	Under the terms of their employment agreements, each of our named executive officers is entitled to receive immediate vesting of all equity awards upon termination without cause, termination by the executive with good reason or upon a change of control. The amount is the market value of outstanding equity share awards as of December 31, 2011, valued at the closing price of our shares of $1.16 per share on such date.
(3)	Pursuant to the terms of the 2010 ERP, each of our named executive officers is entitled to receive full vesting of the retention award received upon termination without cause, termination by the executive with good reason or in connection with a change of control.
(4)	Reflects payments equal to three years of annual salary and target non-equity incentive compensation for each of Messrs. Bragg, Smith and Halkett and two years of annual salary and target non-equity incentive compensation for Messrs. Munro and Thomson payable pursuant to the terms of the COC Policy if terminated following a change of control.

Payments Due Upon Termination Pursuant to Employment Agreements

Cash payments are payable quarterly over the applicable severance period, except in the case of a termination without cause, in which case the payments are made in a lump sum within ten days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary. In the event of an executive’s disability, his employment will continue for one year from the date of disability. In addition, assuming the employment of any of our named executive officers was to be terminated without cause (as defined in the employment agreements), for good reason (as defined in the employment agreements), or constructively terminated without cause (as defined in the employment agreements) or in the event of a change of control (as defined in the employment agreements), they would be entitled to accelerated vesting of all options and share awards. Please see the table under the heading “Grants of Plan-Based Awards” above for information regarding the value of option and share awards.

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

Payments Due Upon Change of Control

Our COC Policy covers our named executive officers, as well as certain executives and key employees, and generally provides for payments to be made and benefits to be provided to qualified individuals in the event that we undergo a change of control and the qualified individual’s employment is terminated. Pursuant to the terms of the COC Policy, qualified individuals would be entitled to a one-time severance payment, accelerated vesting of incentive awards and outplacement services in the event that the payments to be made and benefits to provided upon a triggering event include, among other things, a one-time severance payment, accelerated vesting of incentive awards and outplacement assistance. In order to be eligible to receive payments or benefits under the COC Policy, the qualified individual’s employment must be terminated by us without “cause” or by the individual for “good reason” (as such terms are defined in the COC Policy) within six months prior to a change of control or during the twenty-four months after a change of control. Generally, a multiple of a qualified individual’s then-current base salary is used for purposes of calculating the severance payment due upon a change of control. In 2011, the Compensation Committee determined, based on recommendations received from Stone Partners, that upon a change of control, Messrs. Bragg, Smith, and Halkett would have their severance payment calculated based on a salary equal to 98% of the market median of our peer group, or $651,700, $403,172, and $327,124, respectively. The amounts payable to qualified individuals under the COC Policy shall be reduced by any other payment such individual is entitled to under an employment agreement, and then the individual shall receive the greater of the two amounts. For more information on the COC Policy, please see “Compensation Discussion and Analysis – Elements of Our Compensation Program – Severance and Other Termination Payments” above.

Outstanding Equity Awards at Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2011.

	Stock Awards
Name	Number of Shares or Units of Stock Units That Have Not Vested (1) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Paul A. Bragg	1,291,750	1,498,430
	—	—
Douglas G. Smith	580,075	672,887
	—	—
Douglas W. Halkett	974,625	1,130,565
	—	—
Donald Munro	501,200	581,392
	—	—
William L. Thomson	482,300	559,468
	—	—

(1)	Time-vested share awards granted to our named executive officers vest 25% annually commencing on the first anniversary of the date of grant. For Messrs. Bragg, Smith, Halkett, Munro and Thomson, there are 415,200, 133,200, 219,500, 97,800 and 88,300 shares of restricted shares for which the first vesting date occurred on June 12, 2009; 185,500, 105,500, 185,500, 95,000 and 95,000 shares of restricted shares for which the first vesting date occurred on March 31, 2010; 290,000, 125,000, 225,000, 125,000 and 120,000 shares of restricted shares for which the first vesting date occurred on November 15, 2010; and 636,600, 228,200, 373,200, 192,500 and 185,500 shares of restricted shares for which the first vesting date will occur on August 17, 2012.

(2)	Performance vested share awards granted to our named executive officers vest one-third per year and equal the number of shares that would vest if the “target” level of performance is achieved. The minimum number of shares is zero and the maximum number of shares is 1.5 times the target level. For Messrs. Bragg, Smith, Halkett, Munro and Thomson, there are 313,600, 112,400, 183,800, 94,800 and 91,400 restricted shares for which the first vesting date will occur on August 17, 2012.
(3)	The market value of the share awards is equal to the number of unvested shares times $1.16, the closing price of our shares as quoted on the NYSE Amex on December 31, 2011.

2011 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Bragg	—	—	222,675	358,040
Douglas G. Smith	—	—	90,925	145,228
Douglas W. Halkett	—	—	157,500	250,313
Donald Munro	—	—	79,450	124,573
William L. Thomson	—	—	75,825	118,785

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director and Consultant Compensation Paid to John C. G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of the Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of EUR30,000, or an average of $43,271 per month based on the exchange rate between the Euro and the U.S. dollar for the year ended December 31, 2011. Additionally, under the terms of the consulting agreement, Mr. O’Leary received a signing payment of EUR180,000 ($255,510) in 2009 and Mr. O’Leary is entitled to participate in our benefit and executive compensation programs. Unless terminated earlier, this agreement will terminate on May 5, 2012. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other parties to the transaction.

In addition to the stated contractual amounts we paid to Strand Energy during 2009, 2010 and 2011, and in accordance with the terms of the consulting agreement, our Chief Executive Officer established an annual cash incentive award for Mr. O’Leary with a target of 80% of the consulting fee paid to Strand Energy. In addition, an award was made to Strand Energy under the 2010 ERP for services provided in 2010.

Mr. O’Leary did not receive any compensation for his service as a director during 2009, 2010, or 2011.

The following table indicates the compensation received by Strand Energy and Mr. O’Leary from us during 2009, 2010, and 2011 pursuant to the terms of the consulting agreement, including all compensation paid under the terms of the 2007 LTIP, the annual cash incentive award plan and the 2010 ERP.

Year	Consulting Fees ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total Compensation ($)
2011	519,249	680,000	—	272,390	—	1,471,639
2010	493,947	—	—	1,168,000	—	1,661,947
2009	523,692	622,395	—	300,545	—	1,446,632

(1)	For 2009 and 2011, reflects amounts paid pursuant to our 2009 and 2011 annual cash incentive award programs. For 2010, reflects amount paid in 2011 pursuant to our 2010 annual cash incentive award program ($401,920), as well as the total value of the retention award which was granted in 2011 pursuant to the 2010 ERP ($766,080).

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

We believe that the monthly consulting fee paid to, and the terms of the consulting agreement with, Strand Energy are no less favorable than could have been obtained from a non-affiliated third party. We agreed to make a signing payment to Strand Energy in order to induce Mr. O’Leary to forego other business opportunities, including the termination of consulting services being provided to another offshore drilling company, to instead focus his efforts on our behalf. We determined that the payment fairly compensated Mr. O’Leary for the lost earnings opportunities related to the terminated agreement.

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

Our Chief Executive Officer, with approval of the Board of Directors and on our behalf, determined to provide Mr. O’Leary (i) an annual cash incentive award with a target of 80% of the consulting fee paid and (ii) the salary, share awards and non-equity incentive plan compensation in the amounts so awarded, in order to align his compensation with the responsibilities and duties expected of him in the performance of the consulting services provided by Strand Energy. We consider Strand Energy’s consulting services in connection with our business and strategic development to be commensurate with the skill, specialized knowledge and professional contacts possessed by our Chief Executive Officer and Chief Operating Officer. On this basis, and in line with the compensation arrangements for these other executive officers, we established Strand Energy’s annual cash incentive award, salary, share awards and non-equity incentive plan compensation.

2011 Director Compensation

In accordance with recommendations made by Stone Partners, the Board of Directors adopted a new compensation program in April 2011. Under the terms of our director compensation program, directors receive an annual grant of restricted shares valued at $100,000 and an annual cash retainer of $60,000. The director compensation plan also provides for a retainer of $15,000, $12,000, and $5,000 annually for the chairmen of the Audit, Compensation, and Nominating & Corporate Governance Committees, respectively, together with an additional retainer of $10,000, $5,000, and $3,000 for the members of each of these committees. Additionally, the lead independent director receives a $20,000 annual retainer. All retainer fees payable to our board members are paid cash. All equity awards provided under the director compensation plan will vest one year after the date of grant. Due to limitations on our ability to issue shares under the 2007 LTIP, a portion of the compensation for board service in 2011 was paid in cash. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees.

The following table indicates the compensation paid to each director during 2011.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Steven Bradshaw (3)	79,500	34,952				114,452
Jorge E. Estrada	118,750	37,672	—		—	156,422
Robert F. Grantham	117,000	36,176	—		—	153,176
Marcelo D. Guiscardo	124,000	37,128	—		—	161,128
Ong Tian Khiam	115,000	34,544	—		—	149,544
Duke R. Ligon	119,500	38,352	—		—	157,852
John C.G. O’Leary (4)	—	680,000	272,390	(5)	519,249	1,471,639
Steinar Thomassen	139,500	42,704	—		—	182,204

(1)	Represents directors’ fees for 2011 that were paid in 2011.
(2)	Upon the July 2011 approval by our shareholders of an increase in the number of shares authorized for issuance under our 2007 LTIP, the 4th quarter directors’ fees were paid with share awards. The amounts represent the fair value of the share awards based on the August 17, 2011 grant date closing price as quoted on the NYSE Amex of $1.36 per share.
(3)	Mr. Bradshaw joined the Board of Directors on April 14, 2011.
(4)	For detailed information on Mr. O’Leary’s compensation, please see “Director and Consultant Compensation Paid to John C.G. O’Leary.”
(5)	Reflects amount paid in 2012 pursuant to our 2011 annual cash incentive program.

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
Duke R. Ligon
Robert Grantham
Steven Bradshaw

Compensation Committee Interlocks and Insider Participation

Messrs. Guiscardo, Su and Esaka served on the Compensation Committee in 2010, however, Mr. Su resigned in January 2011 and was replaced by Mr. Grantham, and Mr. Esaka resigned in February 2011 and was replaced by Mr. Ligon. Mr. Bradshaw was added to the Compensation Committee upon his appointment to the Board of Directors in April 2011. None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 25, 2012, except as noted below, by (1) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (2) each director, nominee for director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 25, 2012.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
F3 Capital (3)	102,246,114	34.8%
FMR LLC (4)	43,603,062	14.9%
Wellington Management Company, LLP (5)	19,651,813	6.7%
Directors and named executive officers:
Paul A. Bragg (6)	4,874,614	1.7%
Jorge E. Estrada (7)	1,522,904	*
Robert Grantham (8)	86,600	*
Marcelo D. Guiscardo (9)	1,950,709	*
John C.G. O’Leary (10)	3,042,609	1.0%
Steinar Thomassen (11)	141,400	*
Douglas Halkett (12)	1,265,522	*
Douglas G. Smith (13)	695,927	*
Donald Munro (14)	653,962	*
William L. Thomson (15)	649,639	*
Ong Tian Khiam (16)	85,400	*
Duke R. Ligon (17)	88,200	*
Steven Bradshaw (18)	93,200	*

All directors and executive officers as a group (16 persons)	15,150,686	5.2%

*	Less than 1% of our ordinary shares outstanding.
(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)	Based on 291,844,406 ordinary shares outstanding as of April 25, 2012. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Based on information included in a Schedule 13D filed on February 29, 2012. Mr. Hsin-Chi Su owns 100% of F3 Capital. The address of F3 Capital is 8F No 126 Jianguo North Road, Taipei 104, Taiwan. Includes 1,983,471 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable. This does not reflect ordinary shares that could have been issued upon conversion of the F3 Capital Note. For more information on the F3 Capital Note, see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” for more on the F3 Capital Note.
(4)

Based on information included in a Schedule 13G filed on February 14, 2012. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 42,483,525 of these shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “Funds”). The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson III and FMR LLC, through its control of Fidelity, and the Funds each has sole power to dispose of these shares owned by the Funds. Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III has

the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of the other 1,307,137 shares as a result of its serving as investment manager of institutional accounts owning such shares. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. Edward C. Johnson III and FMR LLC, through their control of PGATC, each has sole dispositive power over those shares and sole power to vote or to direct the voting of those shares owned by the institutional accounts managed by PGATC as reported above.
(5)	Based on information included in a Schedule 13G filed on February 14, 2012. The address of Wellingotn Management Company, LLC is 280 Congress Street, Boston, Massachusetts 02210. These shares are owned of record by clients of Wellington Management Company, LLC, who in its capacity as investment advisor, may be deemed to beneficially own the shares.
(6)	Paul A. Bragg is our Chairman and Chief Executive Officer. Includes 879,375 unvested shares granted to Mr. Bragg pursuant to the 2007 LTIP. Does not include 554,500 shares that may be acquired upon the vesting of performance units granted to Mr. Bragg pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(7)	Jorge E. Estrada is one of our directors. Includes 87,700 unvested shares granted to Mr. Estrada pursuant to the 2007 LTIP.
(8)	Robert Grantham is one of our directors. Includes 86,600 unvested shares granted to Mr. Grantham pursuant to the 2007 LTIP.
(9)	Marcelo D. Guiscardo is one of our directors. Includes 87,300 unvested shares granted to Mr. Guiscardo pursuant to the 2007 LTIP.
(10)	John C.G. O’Leary is one of our directors. Includes 634,575 unvested shares granted to Mr. O’Leary pursuant to the 2007 LTIP. Does not include 234,300 shares that may be acquired upon vesting of performance units granted to Mr. O’Leary pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(11)	Steinar Thomassen is one of our directors. Includes 91,400 unvested shares granted to Mr. Thomassen pursuant to the 2007 LTIP.
(12)	Douglas Halkett is our Chief Operating Officer. Includes 12,900 ordinary shares owned by Mr. Halkett’s spouse and 820,175 unvested shares granted to Mr. Halkett pursuant to the 2007 LTIP. Does not include 325,700 shares that may be acquired upon the vesting of performance units granted to Mr. Halkett pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(13)	Douglas G. Smith is our Chief Financial Officer. Includes 471,175 unvested shares granted to Mr. Smith pursuant to the 2007 LTIP. Does not include 188,300 shares that may be acquired upon the vesting of performance units granted to Mr. Smith pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(14)	Donald Munro is our Vice President—Operations. Includes 412,750 unvested shares granted to Mr. Munro pursuant to the 2007 LTIP. Does not include 160,800 shares that may be acquired upon the vesting of performance units awarded to Mr. Munro pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(15)	William Thomson is our Vice President—Assets & Engineering. Includes 403,250 unvested shares granted to Mr. Thomson pursuant to the 2007 LTIP. Does not include 157,400 shares that may be acquired upon the vesting of performance units granted to Mr. Thomson pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(16)	Mr. Ong Tian Khiam is one of our directors. Includes 85,400 unvested shares granted to Mr. Ong pursuant to the 2007 LTIP.
(17)	Mr. Duke R. Ligon is one of our directors. Includes 88,200 unvested shares granted to Mr. Ligon pursuant to the 2007 LTIP.
(18)	Mr. Steven Bradshaw is one of our directors. Includes 85,700 unvested shares granted to Mr. Bradshaw pursuant to the 2007 LTIP.

Equity Compensation Plan Information

For the table of awards issued under the 2007 LTIP, see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Purchase Agreement to Acquire Dragonquest

On March 20, 2012, we entered into a purchase agreement (the “Dragonquest Purchase Agreement”) with Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital, for the acquisition of all of Valencia’s rights and obligations under the shipbuilding contract for the deepwater drillship Dragonquest, together with related rig equipment, for an aggregate purchase price of $164 million, plus up to $5 million of Valencia’s expenses we agreed to pay in conjunction with the closing of the transaction. Upon closing the transaction, we paid approximately $70 million of the purchase price in satisfaction of a bridge loan obtained by Valencia for purposes of financing the Dragonquest, approximately $2 million of the purchase price as the final payment for certain rig equipment purchased by Valencia, approximately $0.5 million of the purchase price to the shipyard, and a balance of approximately $78 million to Valencia. Pursuant to the terms of the Dragonquest Purchase Agreement, we will make a final payment of $12 million to Valencia on or before August 17, 2012. Upon closing the transactions contemplated by the Dragonquest Purchase Agreement, the Dragonquest was renamed the Titanium Explorer.

Voting Agreement and Irrevocable Proxy

As a condition to us entering into the Dragonquest Purchase Agreement, F3 Capital and Mr. Hsin-Chi Su entered into a voting agreement and irrevocable proxy pertaining to F3 Capital’s ownership of our ordinary shares (the “Voting Agreement”). Under the Voting Agreement, F3 Capital must vote its shares in favor of an increase in our authorized capital by 100,000,000 ordinary shares and, for a period of twelve months after the date of the Dragonquest Purchase Agreement, the slate of directors approved by the Nominating & Corporate Governance Committee of our Board of Directors. During the term of the Voting Agreement, F3 Capital is permitted to suggest other individuals for nomination to the Board of Directors in substitution of any of the four F3 Capital-nominated directors that currently serve on the Board of Directors, subject to the Nominating & Corporate Governance Committee’s review and approval. In the event of a breach of the Voting Agreement by F3 Capital, we have the right to cancel our obligations to F3 Capital under the F3 Capital Note referred to below.

Undertaking Agreement

In connection with the execution of the Dragonquest Purchase Agreement, we agreed in a separate letter agreement to perform certain undertakings (the “Undertaking Letter”). Pursuant to the Undertaking Letter, we must provide F3 Capital with the right to subscribe for up to a 34.6% interest in certain offerings of ordinary shares or debt convertible into ordinary shares for twelve months following the closing of the Dragonquest Purchase Agreement. Subject to the rules, restrictions, and limitations of the NYSE Amex, F3 Capital may apply the principal owed to it under the F3 Capital Note to any such subscription. The Undertaking Letter also provides that for a period of twelve months following the closing of the Dragonquest Purchase Agreement, we must not enhance the employment or management terms of certain members of founder management or enter into agreements containing more restrictive change of control provisions than currently in effect. We must also use its best efforts to obtain the shipyard’s consent to assign to F3 Capital our option to construct a drillship similar to the Tungsten Explorer.

Platinum Explorer Transaction

In September 2007, Mandarin Drilling Corporation, an affiliate of F3 Capital, entered into a shipbuilding contract for the construction of the Platinum Explorer. In March 2008, Vantage Energy, our predecessor, entered into a purchase agreement to acquire the Platinum Explorer from Mandarin. In November 2008, we agreed to restructure the purchase transaction through the purchase of a 45% ownership interest in Mandarin from F3 Capital, with ownership of the Platinum Explorer to be retained by Mandarin upon completion of the construction of the drillship. We agreed to purchase this ownership interest for total consideration of approximately $190.0 million in cash and issuance of warrants to purchase up to approximately 1,980,000 ordinary shares.

Share Sale and Purchase Agreement

On July 30, 2010, we completed the acquisition of the remaining 55% ownership interest in Mandarin (the “Mandarin Acquisition”) pursuant to the Share Sale and Purchase Agreement dated July 6, 2010 between us and F3 Capital (the “Mandarin Agreement”) for total consideration of $139.7 million, consisting of (i) approximately $79.7 million in cash, including $64.2 million paid directly to shipbuilder for installment payments on the Platinum Explorer, and (ii) the F3 Capital Note referred to below. Under the Mandarin Agreement, we are required to indemnify F3 Capital for any losses suffered under the guarantee to the shipbuilder. The Mandarin Agreement, the F3 Capital Note and the other agreements entered into in connection with the Mandarin Agreement, including those described below, were each approved by a Special Committee of the Board of Directors composed of Messrs. Jorge Estrada, Marcelo Guiscardo and Steinar Thomassen, each an independent director, and by the Audit Committee of our Board of Directors.

F3 Capital Note

As part of the purchase price for the Mandarin Acquisition, we issued a $60.0 million promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

The F3 Capital Note provided that it could have been converted into our ordinary shares, if the issuance of shares to F3 Capital (one of our affiliates) was approved by our shareholders, at a conversion price of $1.10 per share, subject to customary anti-dilution covenants. At our shareholder’s meeting in January 2011, shareholders did not approve the issuance of shares to F3 Capital that would have permitted conversion of the F3 Capital Note. If our shareholders had approved the conversion, the F3 Capital Note would have been convertible into at least 54,545,454 ordinary shares, and F3 Capital would beneficially own approximately 45.0% of our ordinary shares as of April 25, 2012.

Registration Rights Agreement

We also entered into a registration rights agreement with F3 Capital in connection with the Mandarin Agreement. Under the terms of the registration rights agreement, we agreed to register the ordinary shares issuable upon the conversion of the F3 Capital Note, if it becomes convertible, as well as certain other shares previously issued to F3 Capital and approved by shareholders in December 2009. Under the terms of the registration rights agreement, F3 Capital has piggyback registration rights should we propose to file a registration statement under the Securities Act (other than on Forms S-4 or S-8). In addition, F3 Capital has the right to demand that we register all of the ordinary shares covered by the registration rights agreement. We filed a registration statement with the SEC in December 2010 to satisfy our obligations under the registration rights agreement.

Management Services Agreement

In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, agreed with the shipbuilder to suspend construction activities on builders hull #3608 for one year. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid, nor interest thereon, as of December 31, 2011 and remains currently due and payable. In May 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

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

Consulting Agreement with John C.G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of our Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of EUR30,000, or an average of $43,271 for the year ended December 31, 2011. Additionally, under the terms of the consulting agreement, Mr. O’Leary received a signing payment of EUR180,000 ($255,510) and is entitled to participate in our benefit and executive compensation programs. Unless terminated earlier, this agreement will terminate on May 5, 2012. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other parties to the transaction. For more information, see “Item 11. Executive Compensation—Director and Consultant Compensation Paid to John C.G. O’Leary.”

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

Independent Public Accountant Fees

Our independent auditors are UHY LLP, a U.S. based accounting firm (“UHY”). UHY personnel work under the direct control of UHY partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure. For the years ended December 31, 2010 and 2011, UHY billed the approximate fees set forth below:

Fees	Year Ended December 31, 2010	Year Ended December 31, 2011
Audit Fees (1)	$580,600	$535,000
Audit-Related Fees (2)	—	52,000
Total Fees	$580,600	$587,000

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

All services provided by UHY during the year ended December 31, 2011 were approved by the Audit Committee. UHY acts as our principal independent registered public accounting firm. As of December 31, 2011, UHY leased all its personnel, who work under the control of UHY partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure. UHY has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K Amendment No. 1 the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797))

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Unit certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.3	Specimen Warrant certificate (Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

4.5	Registration Rights Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

4.8	First Supplemental Indenture dated as of May 20, 2011 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.9	Second Supplemental Indenture dated as of June 1, 2011 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.10	Third Supplemental Indenture dated as of June 29, 2011 by and among Offshore Group Investment Limited, Vantage, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.11	Fourth Supplemental Indenture dated as of April 2, 2012 by and among Offshore Group Investment Limited, Vantage, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.12	Fifth Supplemental Indenture dated as of April 20, 2012 by and among Offshore Group Investment Limited, Vantage, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 23, 2012)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

Exhibit No.	Description

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

10.12	Securities Purchase Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

10.13	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.14	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009)

10.15	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.16	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.17	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.18	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.19	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.20	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

10.21	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010)

10.22	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

Exhibit No.	Description

10.23	Registration Rights Agreement dated as of June 1, 2011 by and among the Offshore Group Investment Limited, the guarantors named party thereto and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

10.24	Purchase Agreement by and among Dragonquest Holdings Company, Vantage Drilling Company and Valencia Drilling Company dated March 20, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.25	Voting Agreement and Irrevocable Proxy by and among Vantage Drilling Company, F3 Capital and Hsin-Chi Su dated march 20, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.26	Undertaking Letter of Vantage Drilling Company addressed to F3 Capital dated March 20, 2012 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.27	Registration Rights Agreement dated as of April 2, 2012 by and among Offshore Group Investment Limited, the guarantors named party thereto and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 11, 2012)

31.1	Certification of CEO Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of CEO Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

By:	/s/ Paul A. Bragg
Name:	Paul A. Bragg
Title:	Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797))

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Unit certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.3	Specimen Warrant certificate (Incorporated by reference to Exhibit 4.3 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and Vantage Drilling Company (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

4.5	Registration Rights Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.6	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.7	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

4.8	First Supplemental Indenture dated as of May 20, 2011 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.9	Second Supplemental Indenture dated as of June 1, 2011 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.10	Third Supplemental Indenture dated as of June 29, 2011 by and among Offshore Group Investment Limited, Vantage, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.11	Fourth Supplemental Indenture dated as of April 2, 2012 by and among Offshore Group Investment Limited, Vantage, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.12	Fifth Supplemental Indenture dated as of April 20, 2012 by and among Offshore Group Investment Limited, Vantage, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 23, 2012)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

Exhibit No.	Description

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

10.12	Securities Purchase Agreement, dated June 5, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

10.13	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.14	Purchase Agreement dated as of December 18, 2009 by and among Vantage Drilling Company, P2021 Rig Co., and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 21, 2009)

10.15	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.16	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.17	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.18	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.19	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.20	Registration Rights Agreement dated July 30, 2010 among Offshore Group Investment Limited, the guarantors party thereto, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

10.21	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010)

10.22	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

Exhibit No.	Description

10.23	Registration Rights Agreement dated as of June 1, 2011 by and among the Offshore Group Investment Limited, the guarantors named party thereto and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

10.24	Purchase Agreement by and among Dragonquest Holdings Company, Vantage Drilling Company and Valencia Drilling Company dated March 20, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.25	Voting Agreement and Irrevocable Proxy by and among Vantage Drilling Company, F3 Capital and Hsin-Chi Su dated march 20, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.26	Undertaking Letter of Vantage Drilling Company addressed to F3 Capital dated March 20, 2012 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.27	Registration Rights Agreement dated as of April 2, 2012 by and among Offshore Group Investment Limited, the guarantors named party thereto and Jefferies & Company, Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 11, 2012)

31.1	Certification of CEO Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of CEO Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)