Form 10-Q
period 2012-03-31
Vantage Drilling CO
filed 2012-05-10
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of Vantage Drilling Company ordinary shares outstanding as of April 30, 2012 is 291,884,406.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	oil and natural gas prices;

•	our failure to obtain delivery of drilling units;

•	delays and cost overruns in construction projects;

•	general economic conditions and conditions in the oil and gas industry;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	our ability to access the capital markets and to issue additional equity;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	potential conflicts of interest with F3 Capital; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$56,474	$110,031
Restricted cash	5,378	7,028
Trade receivables	113,594	100,908
Inventory	25,651	24,376
Prepaid expenses and other current assets	17,358	16,909

Total current assets	218,455	259,252

Property and equipment
Property and equipment	1,920,029	1,913,596
Accumulated depreciation	(124,574)	(108,521)

Property and equipment, net	1,795,455	1,805,075

Other assets
Other assets	55,671	58,173

Total other assets	55,671	58,173

Total assets	$2,069,581	$2,122,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,260	$46,362
Accrued liabilities	57,187	103,809

Total current liabilities	99,447	150,171

Long–term debt, net of discount of $36,635 and $38,572	1,248,365	1,246,428
Other long-term liabilities	24,549	29,755
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 291,527 and 291,241 shares issued and outstanding	292	291
Additional paid-in capital	862,754	860,502
Accumulated deficit	(165,826)	(164,647)

Total shareholders’ equity	697,220	696,146

Total liabilities and shareholders’ equity	$2,069,581	$2,122,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Contract drilling services	$104,998	$86,754
Management fees	2,722	3,966
Reimbursables	24,129	33,911

Total revenues	131,849	124,631

Operating costs and expenses
Operating costs	69,324	77,393
General and administrative	5,260	6,847
Depreciation	16,572	16,112

Total operating costs and expenses	91,156	100,352

Income from operations	40,693	24,279
Other income (expense)
Interest income	12	38
Interest expense and other financing charges	(36,763)	(41,542)
Other income	645	1,480

Total other expense	(36,106)	(40,024)

Income (loss) before income taxes	4,587	(15,745)
Income tax provision	5,766	2,909

Net loss	$(1,179)	$(18,654)

Loss per share
Basic	$(0.00)	$(0.06)
Diluted	$(0.00)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,179)	$(18,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,572	16,112
Amortization of debt financing costs	2,374	1,868
Share-based compensation expense	2,253	914
Accretion of long-term debt	—	1,489
Amortization of debt discount	1,937	2,847
Deferred income tax expense (benefit)	598	(252)
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Restricted cash	1,650	1,305
Trade receivables	(12,686)	(36,727)
Inventory	(1,276)	(1,954)
Prepaid expenses and other current assets	(1,489)	533
Other assets	610	1,162
Accounts payable	(4,102)	7,761
Accrued liabilities	(55,455)	(26,046)

Net cash used in operating activities	(50,190)	(49,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,328)	(19,083)

Net cash used in investing activities	(3,328)	(19,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(39)	(9)

Net cash used in financing activities	(39)	(9)

Net decrease in cash and cash equivalents	(53,557)	(68,734)
Cash and cash equivalents—beginning of period	110,031	120,443

Cash and cash equivalents—end of period	$56,474	$51,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$70,490	$61,619
Taxes	3,492	2,053
Non-cash investing and financing transactions:
Interest capitalized	(3,627)	—
Trade-in value on equipment upgrades	(2,956)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holdings company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification drilling units.

At March 31, 2012, our operating fleet consisted of one ultra-deepwater drillship and four ultra-premium jackup rigs. Additionally, we have one ultra-deepwater drillship under construction. Our global fleet is currently located in India, the Asia Pacific region and West Africa.

In April 2012, we completed the acquisition of the Titanium Explorer, an ultra-deepwater drillship formerly known as the Dragonquest, from Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital, our largest shareholder. The Titanium Explorer is currently undergoing commissioning activities and is expected to commence drilling operations in the third quarter of 2012 in the U.S Gulf of Mexico. Our customer for the Titanium Explorer is currently in the process of obtaining the necessary well permits. While there is no certainty as to when the permits will be obtained, the Titanium Explorer is contracted on an international basis and the customer may direct us to mobilize the vessel to another market.

We funded the acquisition of the Titanium Explorer through the issuance of an additional $775.0 million aggregate principal amount of our existing 11  1/2% Senior Secured Notes (the “Notes”). These additional Notes were issued at a price equal to 108% of their face value and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2011 is derived from our December 31, 2011 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Cash: Consists of cash and cash equivalents posted as collateral for bid tenders and performance bonds.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs and is carried at the lower of average cost or market.

Property and Equipment: Consists of the costs of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the three months ended March 31, 2012 was $3.6 million. We did not capitalize any interest in the three months ended March 31, 2011.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	291,527	289,724
Options	—	—
Warrants	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	291,527	289,724

The calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million and 41.7 million ordinary shares for the three months ended March 31, 2012 and 2011, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposits. Our customers primarily consist of major integrated and independent exploration and production companies and government-owned oil and gas companies. We bill our customers on a monthly basis and monitor outstanding receivables on an ongoing basis.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $2.3 million and $0.9 million of share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The fair value of the Notes outstanding at March 31, 2012 was approximately $1.3 billion based on quoted market prices as of April 20, 2012.

We originally valued the $60.0 million promissory note issued to F3 Capital, our largest shareholder, (the “F3 Capital Note”) based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of March 31, 2012, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $30.2 million.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. We do not currently have any outstanding derivative instruments.

3. Transactions with F3 Capital and Affiliates

Titanium Explorer Acquisition

In April 2012, we completed the acquisition of the Titanium Explorer pursuant to a purchase agreement we entered into with Valencia on March 20, 2012, to purchase the construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) for the construction and delivery of the Titanium Explorer, formerly known as the Dragonquest (the “Titanium Explorer Acquisition”). The total consideration for the Titanium Explorer Acquisition was approximately $164.0 million comprised of the following; (i) $3.0 million paid to Valencia upon signing of the purchase agreement; (ii) $149.0 million paid upon the closing of the Titanium Explorer Acquisition, which we refer to as the closing payment, and (iii) $12.0 million to be paid within 120 days of the closing. In addition, we paid $5.0 million of Valencia’s costs and expenses related to the Titanium Explorer Acquisition. Approximately $68.6 million of the closing payment was paid to Valencia’s bridge lender in full satisfaction of a bridge loan, the proceeds of which were used to fund certain construction costs related to the Titanium Explorer. Upon full satisfaction of the bridge loan, the bridge lender released its security interest in the Titanium Explorer construction contract and the pledge of shares of our subsidiary, Vantage Deepwater Company (“Vantage Deepwater”), which is the subsidiary that has entered into the eight year drilling contract with Petrobras for the operation of the Titanium Explorer upon its deployment to the U.S. Gulf of Mexico. The closing payment was further reduced by direct payments of approximately $2.8 million to third parties for specific construction costs related to the drillship. We paid DSME $608.2 million for the remaining balance due under the Titanium Explorer construction contract and DSME delivered the Titanium Explorer on April 20, 2012 in accordance with the terms of the construction contract.

Pursuant to the terms of the Titanium Explorer Acquisition, the construction management agreement and the management agreement pertaining to the Titanium Explorer, each between Valencia and certain of our subsidiaries, were terminated.

Petrobras Drilling Contract

Vantage Deepwater entered into an eight-year drilling contract with Petrobras Venezuela Investments & Services, B.V. (“Petrobras”), for the chartering of the Titanium Explorer. Petrobras plans to use the Titanium Explorer in the U.S. Gulf of Mexico for an average drilling rate of approximately $551,300 per day, including the achievement of a 12.5% bonus opportunity, but excluding mobilization revenues and revenue escalations included in the drilling contract. In order to align our performance obligations under the drilling contract with the delivery and acceptance of the Titanium Explorer, in April 2012 the drilling contract was amended to provide for an extension of the commencement date deadline for 180 days.

Drillship Construction Supervision Agreement

We had a construction supervision agreement that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. The counterparty to this agreement is an affiliate of F3 Capital. During the construction of Hull 3608, we were entitled to receive a fee of $5.0 million annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we were to be reimbursed for all direct costs incurred in the performance of construction oversight services. In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing Hull 3608 agreed to suspend construction activities on Hull 3608. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of March 31, 2012, and remains currently due and payable. In May 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

F3 Capital Note

As part of the purchase price for the Mandarin Acquisition, we issued a promissory note to F3 Capital. The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

In connection with the Titanium Explorer Acquisition, F3 Capital entered into a voting agreement and irrevocable proxy pertaining to its ownership of our shares. Under the voting agreement, F3 Capital must vote its shares in favor of an increase in our authorized capital by 100,000,000 shares and, for a period of twelve months after the date of the Titanium Explorer Acquisition, the slate of directors approved by our board of directors. In the event of a breach of the voting agreement by F3 Capital, we have the right to cancel the F3 Capital Note.

4. Construction Supervision Agreements

In addition to the Drillship Construction Supervision Agreement mentioned above, we have entered into other construction management agreements with unaffiliated third parties.

On July 21, 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship.

5. Debt

Our long-term debt was composed of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $11,633 and $12,503	$1,213,367	$1,212,497
F3 Capital Note, net of discount of $25,002 and $26,069	34,998	33,931

	1,248,365	1,246,428
Less current maturities of long-term debt	—	—

Long-term debt	$1,248,365	$1,246,428

11  1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, one of our wholly-owned subsidiaries (the “Issuer”), issued $1.0 billion aggregate principal amount of Notes under an indenture. These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The original issue discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, to retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $227.8 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate a term loan associated with the Aquamarine Driller, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

In April 2012, in connection with the Titanium Explorer Acquisition, the Issuer issued $775.0 million aggregate principal amount of additional Notes. These additional Notes were issued at a price equal to 108% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The net proceeds, after fees and expenses of approximately $820.6 million, were used by the Issuer to fund the Titanium Explorer Acquisition, pay DSME the remaining amounts due under the Titanium Explorer construction contract and for general corporate purposes. The average yield on the entire $2.0 billion aggregate principal amount of the Notes is approximately 10.6%.

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

6. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of March 31, 2012, no preferred shares were issued and outstanding.

Ordinary Shares

During the three months ended March 31, 2012, we granted 4,961,130 restricted shares to employees and directors under our 2007 Long-Term Incentive Plan (the “LTIP”). Time-vested restricted share awards issued to employees vest ratably over four years. Performance unit awards may vest over a three-year period based on the attainment of pre-determined criteria. The restricted share awards are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $5.1 million, based on an average share price of $1.03 per share. In the three months ended March 31, 2012, 640,912 of the previously granted LTIP share awards vested.

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

We account for income taxes pursuant to ASC 740, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply, however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting our company and industry, many of which are beyond our control.

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

8. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Prepaid insurance	$6,035	$8,676
Sales tax receivable	1,814	1,004
Income tax receivable	280	280
Deferred tax asset	2,846	3,887
Other receivables	40	137
Deferred mobilization costs	807	1,152
Other	5,536	1,773

	$17,358	$16,909

Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Drilling equipment	$1,786,887	$1,770,172
Assets under construction	122,993	133,369
Leasehold improvements	1,332	1,305
Office and technology equipment	8,817	8,750

	1,920,029	1,913,596
Accumulated depreciation	(124,574)	(108,521)

Property and equipment, net	$1,795,455	$1,805,075

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction. We capitalized approximately $3.6 million of interest and amortization costs for the three months ended March 31, 2012 with regards to the construction of the Tungsten Explorer.

Other Assets

Other assets consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$31,697	$34,032
Performance bond collateral	19,483	19,472
Deposits	1,425	1,330
Deferred income taxes	687	245
Deferred mobilization costs	1,551	2,109
Deferred survey fees	828	985

	$55,671	$58,173

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Interest	$28,717	$63,127
Compensation	14,921	21,161
Insurance premiums	4,841	8,070
Unearned income	—	379
Deferred revenue	2,140	6,321
Property, service and franchise taxes	1,610	1,610
Income taxes	4,178	2,570
Other	780	571

	$57,187	$103,809

10. Business Segment Information

Our business activities relate to the international operations of our offshore drilling units, both jackup rigs and drillship, and providing construction supervision services in China for drilling units owned by others.

For the three months ended March 31, 2012 and 2011, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 40%, 24%, and 14% of consolidated revenues for the three months ended March 31, 2012. Three customers accounted for approximately 40%, 19% and 11% of consolidated revenues for the three months ended March 31, 2011.

11. Supplemental Condensed Consolidating Financial Information

In July 2010, the Issuer issued $1.0 billion aggregate principal amount of its Notes under an indenture. In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional Notes under the existing indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). None of our other currently existing subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) have guaranteed or pledged assets to secure the Notes.

The following tables present the condensed, consolidating financial information as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011 of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$7,267	$120	$46,628	$2,459	$—	$56,474
Other current assets	3,165	228	111,144	47,444	—	161,981

Total current assets	10,432	348	157,772	49,903	—	218,455
Property and equipment, net	—	—	1,667,279	128,176	—	1,795,455
Investment in and advances to subsidiaries	644,594	480,632	1,836	100,112	(1,227,174)	—
Other assets	—	31,697	22,334	1,640	—	55,671

Total assets	$655,026	$512,677	$1,849,221	$279,831	$(1,227,174)	$2,069,581

Accounts payable and accrued liabilities	$10,918	$23,479	$29,767	$35,283	$—	$99,447
Intercompany (receivable) payable	(174,036)	(1,020,663)	1,134,606	60,093	—	—

Total current liabilities	(163,118)	(997,184)	1,164,373	95,376	—	99,447
Long-term debt	34,998	1,213,367	—	—	—	1,248,365
Other long term liabilities	—	—	20,684	3,865	—	24,549
Shareholders’ equity (deficit)	783,146	296,494	664,164	180,590	(1,227,174)	697,220

Total liabilities and shareholders’ equity	$655,026	$512,677	$1,849,221	$279,831	$(1,227,174)	$2,069,581

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$107,726	$24,123	$131,849
Operating costs and expenses	2,927	—	66,229	22,000	91,156

Income (loss) from operations	(2,927)	—	41,497	2,123	40,693
Other income (expense)	(1,915)	(34,835)	481	163	(36,106)

Income (loss) before income taxes	(4,842)	(34,835)	41,978	2,286	4,587
Income tax provision	—	—	5,252	514	5,766

Net income (loss)	$(4,842)	$(34,835)	$36,726	$1,772	$(1,179)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(10,519)	$(70,667)	$42,234	$(11,238)	$(50,190)
Net cash provided by (used in) investing activities	(22)	—	(183)	(3,123)	(3,328)
Net cash provided by (used in) financing activities	2,859	70,777	(86,320)	12,645	(39)

Net increase in cash and cash equivalents	(7,682)	110	(44,269)	(1,716)	(53,557)
Cash and cash equivalents—beginning of period	14,949	10	90,897	4,175	110,031

Cash and cash equivalents—end of period	$7,267	$120	$46,628	$2,459	$56,474

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$22,221	$339	$26,165	$2,984	$—	$51,709
Other current assets	630	—	129,908	16,732	—	147,270

Total current assets	22,851	339	156,073	19,716	—	198,979
Property and equipment, net	865	—	1,717,608	2,629	—	1,721,102
Investment in and advances to subsidiaries	488,230	424,451	2,605	63,974	(979,260)	—
Other assets	—	27,662	22,273	1,489	—	51,424

Total assets	$511,946	$452,452	$1,898,559	$87,808	$(979,260)	$1,971,505

Accounts payable and accrued liabilities	$10,751	$19,167	$27,191	$41,682	$—	$98,791
Intercompany (receivable) payable	(327,568)	(976,656)	1,271,570	32,654	—	—

Total current liabilities	(316,817)	(957,489)	1,298,761	74,336	—	98,791
Long-term debt	30,706	968,487	108,623	—	—	1,107,816
Other long term liabilities	—	—	9,496	2,990	—	12,486
Shareholders’ equity (deficit)	798,057	441,454	481,679	10,482	(979,260)	752,412

Total liabilities and shareholders’ equity	$511,946	$452,452	$1,898,559	$87,808	$(979,260)	$1,971,505

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$78,650	$45,981	$124,631
Operating costs and expenses	4,605	1	61,175	34,571	100,352

Income (loss) from operations	(4,605)	(1)	17,475	11,410	24,279
Other income (expense)	(1,856)	(32,137)	(6,731)	700	(40,024)

Income (loss) before income taxes	(6,461)	(32,138)	10,744	12,110	(15,745)
Income tax provision	576	—	2,550	(217)	2,909

Net income (loss)	$(7,037)	$(32,138)	$8,194	$12,327	$(18,654)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(5,549)	$(57,833)	$4,787	$8,953	$(49,642)
Net cash provided by (used in) investing activities	(73)	—	(19,017)	7	(19,083)
Net cash provided by (used in) financing activities	(67,441)	57,037	20,433	(10,038)	(9)

Net increase in cash and cash equivalents	(73,063)	(796)	6,203	(1,078)	(68,734)
Cash and cash equivalents—beginning of period	95,284	1,135	19,962	4,062	120,443

Cash and cash equivalents—end of period	$22,221	$339	$26,165	$2,984	$51,709

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2012 and our results of operations for the three months ended March 31, 2012 and 2011. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our owned offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Titanium Explorer (1) (2)	100%	2012	12,000	40,000	Commissioning
Tungsten Explorer	100%	2013	12,000	40,000	Under construction

(1)	The Platinum Explorer and the Titanium Explorer are designed to drill in up to 12,000 feet of water, but are currently equipped to drill in 10,000 feet of water.
(2)	The Titanium Explorer was formerly known as the Dragonquest. We have an eight-year contract with Petrobras to operate this vessel upon completion of commissioning.

Business Outlook

The current outlook for global demand for oil and gas remains favorable as global economic activity continues to increase at a moderate pace. We believe the market for jackups continues to improve as operators are developing oil and natural gas reserves in response to improved oil prices. The current worldwide jackup fleet is primarily comprised of older, inefficient rigs, with approximately two-thirds of the fleet being at least 25 years old. Demand from operators for more high-specification jackups is increasing, which could lead to higher contract rates and utilization. The continued improvement in the demand for modern, high specification jackup rigs is subject to several factors including the future deliveries of newbuild premium jackup rigs and the possible re-activation of older, less efficient rigs by our competitors.

Deepwater and ultra-deepwater projects are typically more expensive and longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economy and oil and natural gas prices. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This development is further supported by significant oilfield discoveries offshore Brazil and continued deepwater field development offshore West Africa and India. With the current high oil prices, we believe oil and gas companies are now planning to increase their upstream capital spending.

As of April 2012, we estimate there are approximately 31 deepwater and ultra-deepwater rigs scheduled for delivery through 2013, 19 of which are not yet contracted to customers. Although deepwater exploration is a relatively young, rapidly growing market and the ultra-deepwater rig supply is significantly increasing, we believe that demand is likely to exceed rig supply despite newbuilds.

Following the Macondo well incident in April 2010, the U.S. government undertook a complete regulatory review of domestic offshore drilling operations with the intention of strengthening the regulatory environment. Additionally, oil and gas companies have taken a more conservative approach to drilling, required more testing of rig equipment, review of maintenance procedures and have upgraded equipment in some instances. These additional measures have resulted in increased operating costs. Recent studies have indicated that deepwater production is recovering after the drilling moratorium following Macondo was lifted and could potentially triple by 2020.

In April 2012, we completed the acquisition of the Titanium Explorer. The Titanium Explorer is currently undergoing commissioning activities and is expected to commence drilling operations in the third quarter of 2012 in the U.S Gulf of Mexico. Our customer for the Titanium Explorer is currently in the process of obtaining the necessary well permits. While there is no certainty as to when the permits will be obtained, the Titanium Explorer is contracted on an international basis and the customer may direct us to mobilize the vessel to another market.

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Jackups
Operating rigs, end of period	4	4
Available days (1)	364	360
Utilization (2)	100.0%	85.8%
Average daily revenues (3)	$144,543	$120,281
Platinum Explorer
Available days (1)	91	90
Utilization (2)	98.8%	93.5%
Average daily revenues (3)	$582,454	$588,563

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

The following table is an analysis of our operating results for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	Change
	(In thousands)
Contract drilling services	$104,998	$86,754	$18,244
Management fees	2,722	3,966	(1,244)
Reimbursables	24,129	33,911	(9,782)

	131,849	124,631	7,218
Operating costs	69,324	77,393	8,069
General and administrative	5,260	6,847	1,587
Depreciation	16,572	16,112	(460)

Operating income	40,693	24,279	16,414
Other income (expense)
Interest income	12	38	(26)
Interest expense	(36,763)	(41,542)	4,779
Other income	645	1,480	(835)
Income tax provision (benefit)	5,766	2,909	(2,857)

Net income (loss)	$(1,179)	$(18,654)	$17,475

Revenue: Total revenue for the three months ended March 31, 2012 was $131.8 million compared to $124.6 million for the three months ended March 31, 2011, an increase of $7.2 million, or 6%. Contract drilling revenue totaled $105.0 million for the three months ended March 31, 2012 compared to $86.8 million for the same period in 2011, an increase of $18.2 million, or 21%. These increases were primarily due to the improved operational performance by our drillship the Platinum Explorer in 2012 and full utilization on our jackup fleet in the quarter ended March 31, 2012

The jackup fleet recorded utilization of 100% for the three months ended March 31, 2012, compared to utilization of 85.8% for the three months ended March 31, 2011. Utilization in the first quarter of 2011 was negatively impacted by out of service time for the Sapphire Driller due to the force majeure postponement of a contract in West Africa. The Platinum Explorer achieved utilization of 98.8% for the three months ended March 31, 2012 as compared to utilization of 93.5% for the comparable quarter of 2011.

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For the three months ended March 31, 2012, reimbursable revenue was $24.1 million as compared to $33.9 million for the three months ended March 31, 2011, a decrease of $9.8 million or 29%. This decrease was primarily due to reduced construction supervision activities in 2012.

Operating expenses: Operating expenses for the three months ended March 31, 2012 were $69.3 million compared to $77.4 million for the three months ended March 31, 2011, a decrease of $8.1 million, or approximately 10%. This decrease was due primarily to reduced reimbursable costs resulting from decreased construction oversight activities in 2012.

General and administrative expenses: General and administrative expenses for the three months ended March 31, 2012 were $5.3 million compared to $6.8 million for the three months ending March 31, 2011, a decrease of $1.6 million. This decrease is primarily due to reduced company expenditures related to information technology projects and legal expenses in the three months ended March 31, 2012 as compared to the comparable quarter in 2011.

Depreciation expense: Depreciation expense for the three months ended March 31, 2012 was $16.6 million compared to $16.1 million for the three months ended March 31, 2011. The increase was primarily due to the depreciation of capital upgrades on the Topaz Driller and the Aquamarine Driller. These upgrades were done at the customers’ request and expense pursuant to the current drilling contracts these drilling units are operating under.

Interest expense and financing charges: Interest expense and financing charges for the three months ended March 31, 2012 was $36.8 million compared to $41.5 million for the three months ended March 31, 2011, a decrease of $4.8 million. The decrease was primarily due to the refinancing of higher interest rate debt in 2011. Additionally, we incurred $2.0 million in fees related to an amendment of a term loan associated with the construction of the Aquamarine Driller in the first quarter of 2011.

We capitalized $3.6 million of interest and amortization costs in the three months ended March 31, 2012. We did not capitalize any interest expense in the first quarter of 2011.

Income tax expense: Income tax expense for the three months ended March 31, 2012 was $5.8 million compared to $2.9 million for the three months ended March 31, 2011. The increase was primarily due to increased revenues in 2012 in certain higher tax jurisdictions and in jurisdictions where we are subject to deemed profit tax regimes that determine taxes based on specified percentages of revenue rather than profit or loss before tax.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of approximately $119.0 million. Included in working capital is approximately $56.5 million of cash available for general corporate purposes, including the August 1, 2012 semi-annual interest payment on our 11 1/2% Senior Secured Notes (the “Notes”). Additionally, we have posted $5.4 million cash as collateral for bid tenders and performance bonds. For the remainder of 2012, we anticipate spending approximately $11.5 million on sustaining capital expenditures and $14.5 million, excluding capitalized interest, on the Tungsten Explorer, which will be financed from our available working capital.

In April 2012, in connection with the acquisition of the Titanium Explorer, we issued an additional $775.0 million aggregate principal amount of our existing Notes. These additional Notes were issued at a price equal to 108% of their face value and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $820.6 million were used by the Issuer to fund the purchase price of the Titanium Explorer Acquisition of approximately $169.0 million, including repayment of certain of the seller’s expenses, and pay DSME the remaining amounts due under the Titanium Explorer construction contract of approximately $608.2 million. The remaining proceeds will be used to complete the outfitting and mobilization of the Titanium Explorer to the U.S. Gulf of Mexico, pay a portion of the August 2012 interest payment on the Notes and for general corporate purposes.

Long-term Debt: Our long-term debt was composed of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of discount of $11,633 and $12,503	$1,213,367	$1,212,497
F3 Capital Note, net of discount of $25,002 and $26,069	34,998	33,931

	1,248,365	1,246,428
Less current maturities of long-term debt	—	—

Long-term debt	$1,248,365	$1,246,428

11 1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, one of our wholly-owned subsidiary (the “Issuer”), issued $1.0 billion aggregate principal amount of Notes under an indenture. These Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The original issue discount, reported as a direct deduction from the face amount of the Notes, will be recognized over the life of the Notes using the effective interest rate method. The Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional Notes. The additional Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the Notes, will be recognized over the remaining life of the Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $228.1 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

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

F3 Capital Note

As part of the purchase price for the Mandarin Acquisition, we issued a promissory note to F3 Capital. The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

In connection with the Titanium Explorer Acquisition, F3 Capital entered into a voting agreement and irrevocable proxy pertaining to its ownership of our shares. Under the voting agreement, F3 Capital must vote its shares in favor of an increase in our authorized capital by 100,000,000 shares and, for a period of twelve months after the date of the Titanium Explorer Acquisition, the slate of directors approved by our board of directors. In the event of a breach of the voting agreement by F3 Capital, we have the right to cancel the F3 Capital Note.

Contingent Obligations

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest costs related to the financings of our jackups and drillship and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for the three months ended March 31, 2012 was $3.6 million. We did not capitalize any interest in the three months ended March 31, 2011.

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

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first three months of 2012 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of March 31, 2012, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2012, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

4.1	Third Supplemental Indenture dated as of June 29, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2012)

4.2	Fourth Supplemental Indenture dated as of April 2, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2012)

4.3	Fifth Supplemental Indenture dated as of April 20, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2012)

10.1	Purchase Agreement by and among Dragonquest Holdings Company, Vantage Drilling Company and Valencia Drilling Corporation dated March 20, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.2	Voting Agreement and Irrevocable Proxy by and among Vantage Drilling Company, F3 Capital and Hsin-Chi Su dated March 20, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.3	Undertaking Letter of Vantage Drilling Company addressed to F3 Capital dated March 20, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.4	Registration Rights Agreement dated as of April 2, 2012, by and among Offshore Group Investment Limited, the guarantors party thereto and Jefferies & Company, Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2012)

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

101.INS	— XBRL Instance Document **

101.SCH	— XBRL Schema Document **

101.CAL	— XBRL Calculation Document **

101.LAB	— XBRL Label Linkbase Document **

101.PRE	— XBRL Presentation Linkbase Document **

*	Filed herewith.
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY
By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 10, 2012