Form 10-Q
period 2012-06-30
Vantage Drilling CO
filed 2012-07-30
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of Vantage Drilling Company ordinary shares outstanding as of July 20, 2012 is 292,350,080.

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

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123,709	$110,031
Restricted cash	5,878	7,028
Trade receivables	78,221	100,908
Inventory	33,631	24,376
Prepaid expenses and other current assets	13,044	16,909

Total current assets	254,483	259,252

Property and equipment
Property and equipment	2,789,126	1,913,596
Accumulated depreciation	(140,900)	(108,521)

Property and equipment, net	2,648,226	1,805,075

Other assets
Other assets	86,375	58,173

Total other assets	86,375	58,173

Total assets	$2,989,084	$2,122,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,843	$46,362
Accrued liabilities	140,111	103,809

Total current liabilities	196,954	150,171

Long-term debt, net of premium (discount) of $22,666 and ($38,572)	2,082,666	1,246,428
Other long-term liabilities	20,054	29,755
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 400,000 shares authorized; 292,350 and 291,241 shares issued and outstanding	292	291
Additional paid-in capital	864,921	860,502
Accumulated deficit	(175,803)	(164,647)

Total shareholders’ equity	689,410	696,146

Total liabilities and shareholders’ equity	$2,989,084	$2,122,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Contract drilling services	$99,683	$97,977	$204,681	$184,731
Management fees	956	3,171	3,678	7,214
Reimbursables	4,486	19,946	28,615	53,780

Total revenues	105,125	121,094	236,974	245,725

Operating costs and expenses
Operating costs	50,030	65,433	119,354	142,826
General and administrative	6,704	7,402	11,964	14,249
Depreciation	16,372	16,025	32,944	32,137

Total operating costs and expenses	73,106	88,860	164,262	189,212

Income from operations	32,019	32,234	72,712	56,513
Other income (expense)
Interest income	21	22	33	60
Interest expense and other financing charges	(36,172)	(39,350)	(72,935)	(80,892)
Loss on debt extinguishment	—	(25,196)	—	(25,196)
Other income, net	216	(22)	861	1,458

Total other income (expense)	(35,935)	(64,546)	(72,041)	(104,570)

Income (loss) before income taxes	(3,916)	(32,312)	671	(48,057)
Income tax provision	6,061	7,758	11,827	10,667

Net loss	$(9,977)	$(40,070)	$(11,156)	$(58,724)

Loss per share
Basic	$(0.03)	$(0.14)	$(0.04)	$(0.20)
Diluted	$(0.03)	$(0.14)	$(0.04)	$(0.20)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,156)	$(58,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	32,944	32,137
Amortization of debt financing costs	7,438	3,888
Non-cash loss on debt extinguishment	—	3,532
Share-based compensation expense	4,420	2,415
Accretion of long-term debt	—	2,582
Amortization of debt discount (premium)	(762)	5,415
Deferred income tax expense (benefit)	1,860	(128)
Loss on disposal of assets	249	—
Changes in operating assets and liabilities:
Restricted cash	1,150	22,801
Trade receivables	(10,977)	(36,303)
Inventory	(9,256)	(2,396)
Prepaid expenses and other current assets	1,476	4,130
Other assets	1,357	897
Accounts payable	10,481	9,394
Accrued liabilities	644	2,948

Net cash provided by (used in) operating activities	29,868	(7,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(816,722)	(116,876)

Net cash used in investing activities	(816,722)	(116,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, including issue premiums of $62,000 and $15,750	837,000	240,750
Repayment of long-term debt	—	(109,716)
Debt issuance costs	(36,468)	(12,693)

Net cash provided by financing activities	800,532	118,341

Net increase (decrease) in cash and cash equivalents	13,678	(5,947)
Cash and cash equivalents—beginning of period	110,031	120,443

Cash and cash equivalents—end of period	$123,709	$114,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$70,534	$64,155
Taxes	6,531	12,455
Non-cash investing and financing transactions:
Interest capitalized	(25,957)	(522)
Trade-in value on equipment upgrades	(2,956)	—
Reclassification of receivable in Titanium Explorer acquisition	33,664	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification drilling units.

At June 30, 2012, our operating fleet consisted of one ultra-deepwater drillship and four ultra-premium jackup rigs. Additionally, we have one ultra-deepwater drillship undergoing customer acceptance testing and one ultra-deepwater drillship under construction. Our global fleet is currently located in India, Asia, West Africa and the drillship undergoing customer acceptance is in the U.S. Gulf of Mexico.

In April 2012, we completed the acquisition of the ultra-deepwater drillship, Titanium Explorer, formerly known as the Dragonquest, from Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital, our largest shareholder. The Titanium Explorer is expected to commence drilling operations under an eight year drilling contract in the third quarter of 2012 in the U.S Gulf of Mexico. Our customer for the Titanium Explorer is currently in the process of obtaining the necessary well permits for the U.S. Gulf of Mexico. Although there is no certainty as to when the permits will be obtained, the Titanium Explorer is contracted on an international basis and the customer may direct us to mobilize the vessel to another market.

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

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2011 is derived from our December 31, 2011 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. Total interest and amortization costs capitalized for the three and six months ended June 30, 2012 were $22.3 million and $26.0 million, respectively. For the three and six months ended June 30, 2011, we capitalized interest and amortization costs of $0.5 million.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	291,962	290,173	291,690	289,950
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	291,962	290,173	291,690	289,950

The calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million ordinary shares for both the three months and the six months ended June 30, 2012 and 2011, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. Our customers primarily consist of major integrated and independent exploration and production companies and government-owned oil and gas companies. We bill our customers on a monthly basis and monitor outstanding receivables on an ongoing basis.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $2.2 million and $1.5 million of share-based compensation expense for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, we recognized $4.4 million and $2.4 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The fair value of the Notes outstanding at June 30, 2012 was approximately $2.2 billion based on quoted market prices.

We originally valued the $60.0 million promissory note issued to F3 Capital, our largest shareholder (the “F3 Capital Note”), based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of June 30, 2012, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $26.3 million.

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

3. Transactions with F3 Capital and Affiliates

Titanium Explorer Acquisition

In April 2012, we completed the acquisition of the Titanium Explorer pursuant to a purchase agreement we entered into with Valencia on March 20, 2012, to purchase the construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) for the construction and delivery of the Titanium Explorer, formerly known as the Dragonquest (the “Titanium Explorer Acquisition”). The total consideration for the Titanium Explorer Acquisition was approximately $164.0 million comprised of the following; (i) $3.0 million paid to Valencia upon signing of the purchase agreement; (ii) $149.0 million paid upon the closing of the Titanium Explorer Acquisition, which we refer to as the closing payment, and (iii) $12.0 million to be paid within 120 days of the closing. In addition, we paid $5.0 million of Valencia’s costs and expenses related to the Titanium Explorer Acquisition. Approximately $68.6 million of the closing payment was paid to Valencia’s bridge lender in full satisfaction of a bridge loan, the proceeds of which were used to fund certain construction costs related to the Titanium Explorer. Upon full satisfaction of the bridge loan, the bridge lender released its security interest in the Titanium Explorer construction contract and the pledge of shares of our subsidiary that has entered into a drilling contract with a customer for the operation of the Titanium Explorer. The closing payment was further reduced by direct payments of approximately $2.4 million to third parties for specific construction costs related to the drillship. We paid DSME $608.2 million for the remaining balance due under the Titanium Explorer construction contract and DSME delivered the Titanium Explorer to us on April 20, 2012 in accordance with the terms of the construction contract.

Pursuant to the terms of the Titanium Explorer Acquisition, the construction management agreement and the management agreement pertaining to the Titanium Explorer, each between Valencia and certain of our subsidiaries, were terminated.

Drillship Construction Supervision Agreement

We had a construction supervision agreement that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. The counterparty to this agreement is an affiliate of F3 Capital. During the construction of Hull 3608, we were entitled to receive a fee of $5.0 million annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we were to be reimbursed for all direct costs incurred in the performance of construction oversight services. In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing Hull 3608 agreed to suspend construction activities on Hull 3608. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately

$3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of June 30, 2012, and remains currently due and payable. In May 2011, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

F3 Capital Note

As part of the purchase price for the acquisition of the remaining interest in the entity that owned the construction contract for the Platinum Explorer (the “Mandarin Acquisition”), we issued a promissory note to F3 Capital. The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the conversion price of the F3 Capital Note so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

In connection with the Titanium Explorer Acquisition, F3 Capital entered into a voting agreement and irrevocable proxy pertaining to its ownership of our shares. Pursuant to the terms of the voting agreement, F3 Capital voted its shares in favor of an increase in our authorized capital by 100,000,000 ordinary shares and the slate of directors proposed by our board of directors at our Extraordinary General Meeting in lieu of Annual General Meeting of Shareholders held on July 10, 2012. Additionally, F3 Capital has a continuing obligation to vote in favor of the slate of directors approved by our board of directors for a period of twelve months after the date of the Titanium Explorer Acquisition.

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

5. Debt

Our long-term debt was composed of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of premium (discount) of $46,601 and ($12,503)	$2,046,601	$1,212,497
F3 Capital Note, net of discount of $23,935 and $26,069	36,065	33,931
RBC Credit Agreement	—	—

	2,082,666	1,246,428
Less current maturities of long-term debt	—	—

Long-term debt	$2,082,666	$1,246,428

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

In April 2012, in connection with the Titanium Explorer Acquisition, the Issuer issued $775.0 million aggregate principal amount of additional Notes. These additional Notes were issued at a price equal to 108% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the Notes, is being recognized over the remaining life of the Notes using the effective interest rate method. The net proceeds, after fees and expenses of approximately $820.6 million, were used by the Issuer to fund the Titanium Explorer Acquisition, pay DSME the remaining amounts due under the Titanium Explorer construction contract and for general corporate purposes. The average yield on the entire $2.0 billion aggregate principal amount of the Notes is approximately 10.6%.

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the Notes redeemed. If a change of control, as defined in the indenture governing the notes, occurs, each holder of Notes will have the right to require the repurchase of all or any part of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to our current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

RBC Credit Agreement

In June 2012, we entered into a secured revolving credit agreement with Royal Bank of Canada (the “RBC Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million, maturing June 21, 2015. Advances under the RBC Credit Agreement bear interest at the ABR (as defined in the RBC Credit Agreement) plus a margin of 3.50% or LIBOR plus a margin of 4.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The RBC Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The RBC Credit Agreement also contains certain other covenants similar to those in the indenture governing the Notes. Advances under the RBC Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the Notes. We believe we were in compliance with all financial covenants of the RBC Credit Agreement at June 30, 2012.

6. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of June 30, 2012, no preferred shares were issued and outstanding.

Ordinary Shares

In July 2012, our shareholders approved a proposal to amend our memorandum and articles of association to increase our authorized ordinary shares from 400,000,000 to 500,000,000.

During the six months ended June 30, 2012, we granted 3,467,636 time-vested restricted shares to employees and directors under our 2007 Long-Term Incentive Plan (the “LTIP”), and 1,510,239 performance unit awards. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards may vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio of 0 to 1.5. The time-vested restricted share awards and performance units are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $5.1 million, based on an average share price of $1.03 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the six months ended June 30, 2012, 1,109,086 of the previously granted LTIP share awards vested.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Prepaid insurance	$5,099	$8,676
Sales tax receivable	3,355	1,004
Income tax receivable	280	280
Deferred tax asset	1,498	3,887
Other receivables	55	137
Deferred mobilization costs	500	1,152
Other prepaid expenses	2,257	1,773

	$13,044	$16,909

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Drilling equipment	$1,788,601	$1,770,172
Assets under construction	989,026	133,369
Leasehold improvements	1,558	1,305
Office and technology equipment	9,941	8,750

	2,789,126	1,913,596
Accumulated depreciation	(140,900)	(108,521)

Property and equipment, net	$2,648,226	$1,805,075

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction. We capitalized approximately $26.0 million of interest and amortization costs for the six months ended June 30, 2012 with regards to the construction of the Titanium Explorer and the Tungsten Explorer.

Other Assets

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$63,062	$34,032
Performance bond collateral	19,483	19,472
Deposits	1,353	1,330
Deferred tax asset	774	245
Deferred mobilization costs	978	2,109
Deferred survey fees	725	985

	$86,375	$58,173

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Interest	$101,889	$63,127
Compensation	14,087	21,161
Deferred payment for Titanium Explorer acquisition	12,000	—
Insurance premiums	3,024	8,070
Unearned income	—	379
Deferred revenue	1,419	6,321
Property, service and franchise taxes	1,610	1,610
Income taxes payable	5,019	2,570
Other	1,063	571

	$140,111	$103,809

10. Business Segment Information

Our business activities relate to the international operations of our offshore drilling units, both jackup rigs and drillships, and providing construction supervision services in China for drilling units owned by others.

For the three and six months ended June 30, 2012 and 2011, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 45%, 30%, 12% and 11% of consolidated revenues for the three months ended June 30, 2012. For the six months ended June 30, 2012, four customers accounted for approximately 42%, 26%, 10% and 10%, respectively of consolidated revenue. Four customers accounted for approximately 42%, 12%, 11% and 10%, respectively, of consolidated revenue for the three months ended June 30, 2011. For the six months ended June 30, 2011, three customers accounted for approximately 41%, 11% and 10%, respectively, of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

In July 2010, the Issuer issued $1.0 billion aggregate principal amount of its Notes under an indenture. In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional Notes under the existing indenture. In April 2012, the Issuer issued $775.0 million aggregate principal amount of additional Notes under the existing indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). Our other existing subsidiaries have not guaranteed or pledged assets to secure the Notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed consolidating financial information as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011 of (i) us, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,424	$27,797	$93,356	$1,132	$—	$123,709
Other current assets	353	—	121,956	8,465	—	130,774

Total current assets	1,777	27,797	215,312	9,597	—	254,483
Property and equipment, net	—	253	2,513,087	134,886	—	2,648,226
Investment in and advances to subsidiaries	644,344	1,418,637	1,037,090	1,468	(3,101,539)	—
Other assets	—	63,062	21,751	1,562	—	86,375

Total assets	$646,121	$1,509,749	$3,787,240	$147,513	$(3,101,539)	$2,989,084

Accounts payable and accrued liabilities	$24,798	$95,919	$42,753	$33,484	$—	$196,954
Intercompany (receivable) payable	(194,893)	(895,186)	997,535	92,544	—	—

Total current liabilities	(170,095)	(799,267)	1,040,288	126,028	—	196,954
Long-term debt	36,065	2,046,601	—	—	—	2,082,666
Other long term liabilities	—	—	16,132	3,922	—	20,054
Shareholders’ equity (deficit)	780,151	262,415	2,730,820	17,563	(3,101,539)	689,410

Total liabilities and shareholders’ equity	$646,121	$1,509,749	$3,787,240	$147,513	$(3,101,539)	$2,989,084

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$102,444	$2,681	$105,125
Operating costs and expenses	3,241	(154)	67,098	2,921	73,106

Income (loss) from operations	(3,241)	154	35,346	(240)	32,019
Other income (expense)	(1,925)	(34,226)	76	140	(35,935)

Income (loss) before income taxes	(5,166)	(34,072)	35,422	(100)	(3,916)
Income tax provision	—	8	5,742	311	6,061

Net income (loss)	$(5,166)	$(34,080)	$29,680	$(411)	$(9,977)

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$210,170	$26,804	$236,974
Operating costs and expenses	6,168	(154)	133,326	24,922	164,262

Income (loss) from operations	(6,168)	(154)	76,844	1,882	72,712
Other income (expense)	(3,840)	(69,062)	557	304	(72,041)

Income (loss) before income taxes	(10,008)	(68,908)	77,401	2,186	671
Income tax provision	—	8	11,032	787	11,827

Net income (loss)	$(10,008)	$(68,916)	$66,369	$1,399	$(11,156)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$2,312	$(53,111)	$53,088	$27,579	$29,868
Net cash provided by (used in) investing activities	(22)	(253)	(809,865)	(6,582)	(816,722)
Net cash provided by (used in) financing activities	(15,815)	81,150	759,237	(24,040)	800,532

Net increase in cash and cash equivalents	(13,525)	27,786	2,460	(3,043)	13,678
Cash and cash equivalents—beginning of period	14,949	11	90,896	4,175	110,031

Cash and cash equivalents—end of period	$1,424	$27,797	$93,356	$1,132	$123,709

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$33,045	$2,981	$72,627	$5,843	$—	$114,496
Other current assets	763	—	99,896	21,534	—	122,193

Total current assets	33,808	2,981	172,523	27,377	—	236,689
Property and equipment, net	1,531	—	1,694,436	107,427	—	1,803,394
Investment in and advances to subsidiaries	488,230	424,451	66,559	20	(979,260)	—
Other assets	—	38,508	18,892	1,298	—	58,698

Total assets	$523,569	$465,940	$1,952,410	$136,122	$(979,260)	$2,098,781

Accounts payable and accrued liabilities	$9,094	$58,698	$34,239	$27,996	$—	$130,027
Intercompany (receivable) payable	(310,615)	(1,211,208)	1,363,843	157,980	—	—

Total current liabilities	(301,521)	(1,152,510)	1,398,082	185,976	—	130,027
Long-term debt	31,773	1,210,738	—	—	—	1,242,511
Other long term liabilities	—	—	8,997	3,404	—	12,401
Shareholders’ equity (deficit)	793,317	407,712	545,331	(53,258)	(979,260)	713,842

Total liabilities and shareholders’ equity	$523,569	$465,940	$1,952,410	$136,122	$(979,260)	$2,098,781

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$100,098	$20,996	$121,094
Operating costs and expenses	4,402	19	64,669	19,770	88,860

Income (loss) from operations	(4,402)	(19)	35,429	1,226	32,234
Other income (expense)	(1,840)	(33,724)	(29,042)	60	(64,546)

Income (loss) before income taxes	(6,242)	(33,743)	6,387	1,286	(32,312)
Income tax provision	—	—	7,332	426	7,758

Net income (loss)	$(6,242)	$(33,743)	$(945)	$860	$(40,070)

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$188,337	$57,388	$245,725
Operating costs and expenses	9,006	20	125,846	54,340	189,212

Income (loss) from operations	(9,006)	(20)	62,491	3,048	56,513
Other income (expense)	(3,696)	(65,862)	(35,772)	760	(104,570)

Income (loss) before income taxes	(12,702)	(65,882)	26,719	3,808	(48,057)
Income tax provision	576	—	9,882	209	10,667

Net income (loss)	$(13,278)	$(65,882)	$16,837	$3,599	$(58,724)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(13,566)	$(49,227)	$60,740	$(5,359)	$(7,412)
Net cash provided by (used in) investing activities	(757)	—	(11,679)	(104,440)	(116,876)
Net cash provided by (used in) financing activities	(47,916)	51,073	3,604	111,580	118,341

Net increase in cash and cash equivalents	(62,239)	1,846	52,665	1,781	(5,947)
Cash and cash equivalents—beginning of period	95,284	1,135	19,962	4,062	120,443

Cash and cash equivalents—end of period	$33,045	$2,981	$72,627	$5,843	$114,496

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2012 and our results of operations for the three and six months ended June 30, 2012 and 2011. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our owned offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Titanium Explorer (1) (2)	100%	2012	12,000	40,000	Acceptance testing
Tungsten Explorer	100%	2013	12,000	40,000	Under construction

(1)	The Platinum Explorer and the Titanium Explorer are designed to drill in up to 12,000 feet of water, but are currently equipped to drill in 10,000 feet of water.
(2)	The Titanium Explorer was formerly known as the Dragonquest. We have an eight-year contract with Petrobras to operate this vessel upon completion of acceptance testing.

Business Outlook

The current outlook for global oil and gas remains favorable as global activity continues to increase at a moderate pace. During the second quarter of 2012, expectations for worldwide economic growth were negatively impacted by concerns over European sovereign debt and fiscal policy in emerging economies to reduce inflationary forces. As a result of these lowered expectations, the price of oil was negatively impacted during the quarter; however, this negative impact was not severe enough or long enough in duration to negatively impact long term expectations for oil and gas demand and the demand for our services. If the expectations continue to be lower or are reduced further, this may have a longer term negative impact on the price of oil and gas and a corresponding decrease in the demand for our services.

Due to lack of infrastructure needed to transport natural gas, natural gas remains a regional commodity in comparison to oil. While there is an abundance of natural gas in North America, there continues to be very tight supplies of natural gas relative to demand in Europe and Asia, resulting in significantly higher natural gas prices for these markets. We believe these conditions will continue to increase the demand for our services in West Africa and Asia.

We believe the market for jackups is continuing to improve as operators are actively developing oil and natural gas reserves. As demand from operators for modern, high-specification jackups has increased, contract rates and utilization have risen with recent contracts being awarded with dayrates in excess of $150,000 per day. The continued improvement in the dayrates for modern, high specification jackup rigs could be tempered by several factors, including the future deliveries of newbuild premium jackup rigs and the possible re-activation of older, less efficient rigs by our competitors.

Deepwater and ultra-deepwater projects are typically longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economic conditions and oil and natural gas prices and demand. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This is further supported by significant oilfield discoveries offshore Brazil, West Africa and in the U.S. Gulf of Mexico. We believe oil and gas companies are generally planning to increase their upstream capital spending levels.

As of July 2012, we estimate there are approximately 26 deepwater and ultra-deepwater rigs scheduled for delivery through 2013, most of which are contracted to customers. We believe that demand is likely to exceed rig supply despite newbuilds. The demand has caused an increase in dayrates with recent deepwater contract fixtures awarded in the international markets in excess of $600,000 per day.

Following the Macondo well incident in April 2010, the U.S. government undertook a comprehensive regulatory review of domestic offshore drilling operations, significantly expanding and enhancing governmental oversight and regulation. Additionally, oil and gas operators are requiring more testing of rig equipment and are extensively reviewing contractors’ drilling and safety procedures. These measures have resulted in increased operating costs.

In April 2012, we completed the acquisition of the Titanium Explorer. The Titanium Explorer is undergoing acceptance testing and is expected to commence drilling operations late in the third quarter of 2012 in the U.S Gulf of Mexico.

Results of Operations

The first of our jackup rigs was delivered in December 2008 and began operations under its initial contract in February 2009. Our second jackup rig began operating under its first contract in August 2009 and our third jackup rig commenced operations in January 2010. Our fourth jackup rig was delivered in December 2009 and began operating in March 2010. Our first drillship, the Platinum Explorer, was delivered in November 2010 and commenced operations in December 2010. Our second drillship, the Titanium Explorer, was delivered in April 2012 and is currently undergoing customer acceptance testing.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	364	364	728	724
Utilization (2)	99.6%	99.9%	99.8%	92.9%
Average daily revenues (3)	$144,447	$131,286	$144,495	$126,292
Platinum Explorer
Available days (1)	91	91	182	181
Utilization (2)	91.1%	95.1%	95.0%	94.3%
Average daily revenues (3)	$570,524	$580,317	$576,731	$584,382

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

The following table is an analysis of our operating results for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)

Contract drilling services	$99,683	$97,977	$1,706	$204,681	$184,731	$19,950
Management fees	956	3,171	(2,215)	3,678	7,214	(3,536)
Reimbursables	4,486	19,946	(15,460)	28,615	53,780	(25,165)

	105,125	121,094	(15,969)	236,974	245,725	(8,751)
Operating costs	50,030	65,433	15,403	119,354	142,826	23,472
General and administrative	6,704	7,402	698	11,964	14,249	2,285
Depreciation	16,372	16,025	(347)	32,944	32,137	(807)

Operating income	32,019	32,234	(215)	72,712	56,513	16,199
Other income (expense)
Interest income	21	22	(1)	33	60	(27)
Interest expense	(36,172)	(39,350)	3,178	(72,935)	(80,892)	7,957
Loss on debt extinguishment	—	(25,196)	25,196	—	(25,196)	25,196
Other income (expense)	216	(22)	238	861	1,458	(597)
Income tax provision (benefit)	6,061	7,758	1,697	11,827	10,667	(1,160)

Net loss	$(9,977)	$(40,070)	$30,093	$(11,156)	$(58,724)	$47,568

Revenue: Total revenue for the three months ended June 30, 2012 was $105.1 million compared to $121.1 million for the three months ended June 30, 2011, a decrease of $16.0 million, or 13%. Contract drilling revenue totaled $99.7 million for the three months ended June 30, 2012 compared to $98.0 million for the same period in 2011, an increase of $1.7 million, or 2%. The increase in drilling revenue was primarily due to increased dayrates on the Topaz Driller in the quarter ended June 30, 2012, offset by the lower utilization for the Platinum Explorer. Jackup utilization for the three months ended June 30, 2012 was 99.6% which was consistent with the 99.9% achieved in the prior year. The Platinum Explorer utilization for the three months ended June 30, 2012 and 2011 was 91.1% and 95.1%, respectively, as the Platinum Explorer had scheduled out-of-service time in 2012 for an equipment vendor to complete upgrades to the rig’s tubular handling system, and in 2011 the Platinum Explorer experienced normal amounts of downtime for a rig which had recently commenced operations.

Management fees and reimbursable revenue for the three months ended June 30, 2012 were $956,000 and $4.5 million, respectively, as compared to $3.2 million and $19.9 million in the prior year. The significant decrease in management fees and reimbursable revenue is due to having one on-going project during 2012 as compared to four projects in 2011. Two shipyard oversight projects we were conducting for a third party were completed at the end of 2011 and with the acquisition of the Titanium Explorer, this shipyard project was completed.

Total revenue for the six months ended June 30, 2012 was $237.0 million compared to $245.7 million for the six months ended June 30, 2011, a decrease of $8.7 million, or 4%. Contract drilling revenue totaled $204.7 million for the six months ended June 30, 2012 compared to $184.7 million for the same period in 2011, an increase of $20.0 million, or 11%. The increase in drilling revenue was primarily due to the increased dayrates on our jackups operating in Malaysia, and increased fleet utilization for the jackups. The jackup utilization for the six months ended June 30, 2012 was 99.8% as compared to utilization of 92.9% in the prior year. The utilization in the prior year was negatively impacted by out of service time for the Sapphire Driller due to a customer declaring force majeure on a contract in West Africa. The Platinum Explorer achieved utilization of 95.0% for the six months ended June 30, 2012, consistent with the prior year utilization of 94.3%.

Management fees and reimbursable revenue for the six months ended June 30, 2012 were $3.7 million and $28.6 million, respectively, as compared to $7.2 million and $53.8 million in the prior year. The significant decrease in management fees and reimbursable revenue is due to having one on-going project and managing the Titanium Explorer for four months during 2012 as compared to having on average four on-going projects during the six months ended June 30, 2011 as we completed two projects and started two additional projects.

Operating expenses: Operating expenses for the three months ended June 30, 2012 were $50.0 million compared to $65.4 million for the three months ended June 30, 2011, a decrease of $15.4 million, or approximately 24%. This decrease was due primarily to a reduction of reimbursable costs associated with shipyard oversight projects to $1.8 million as compared to $17.8 million in the prior year.

Operating expenses for the six months ended June 30, 2012 were $119.4 million compared to $142.8 million for the six months ended June 30, 2011, a decrease of $23.4 million, or approximately 16%. This decrease was due primarily to a reduction of reimbursable costs associated with shipyard oversight projects to $23.2 million as compared to $50.2 million in the prior year.

General and administrative expenses: General and administrative expenses were $6.7 million and $12.0 million for the three and six month periods ended June 30, 2012 as compared to $7.4 million and $14.2 million, respectively, for the comparable periods in 2011. The decreases of $698,000 for the three month and $2.3 million for the six month comparative periods are primarily due to reduced company expenditures related to information technology projects and legal expenses in 2012.

Depreciation expense: Depreciation expense was $16.4 million and $32.9 million for the three and six month periods ended June 30, 2012, as compared to $16.0 million and $32.1 million, respectively, for the comparable periods in 2011. The increases are primarily due to the depreciation of capital upgrades on the Topaz Driller and the Aquamarine Driller.

Interest expense and other financing charges: Interest expense and other financing charges for the three and six month periods ended June 30, 2012 decreased $3.2 million and $8.0 million, respectively, over the same periods of 2011. The decreases are primarily due to the refinancing of higher interest rate debt in 2011. Additionally, we incurred $2.0 million in fees related to an amendment of a term loan associated with the construction of the Aquamarine Driller in the first quarter of 2011.

We capitalized $22.3 million and $26.0 million of interest and amortization costs in the three and six month periods ended June 30, 2012, respectively. We capitalized $0.5 million of interest and amortization costs in the three and six month periods ended June 30, 2011.

Loss on extinguishment of debt: For the three and six month periods ended June 2011, in connection with the early retirement of a term loan related to Aquamarine Driller, we paid approximately $21.7 million in prepayment fees. Additionally, we wrote off approximately $3.5 million of deferred financing costs.

Income tax expense: Income tax expense was $6.1 million and $11.8 million, respectively, for the three and six month periods ended June 30, 2012, as compared to $7.8 million and $10.7 million, respectively, for the comparable periods in 2011. The changes are primarily due to revenues in 2012 being earned in jurisdictions where we are subject to deemed profit tax regimes that determine taxes based on specified percentages of revenue rather than profit or loss before tax.

Liquidity and Capital Resources

Long-term Debt

In April 2012, in connection with the acquisition of the Titanium Explorer, one of our wholly-owned subsidiaries issued an additional $775.0 million aggregate principal amount of our existing Notes. These additional Notes were issued at a price equal to 108% of their face value and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the Notes, is being recognized over the remaining life of the Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $820.6 million were used by the Issuer to fund the purchase of the Titanium Explorer for approximately $169.0 million, including repayment of certain of the seller’s expenses, and pay DSME the remaining amounts due under the Titanium Explorer construction contract of approximately $608.2 million. The remaining proceeds will be used to outfit and mobilize the Titanium Explorer to the U.S. Gulf of Mexico, pay a portion of the August 2012 interest payment on the Notes and for general corporate purposes.

In June 2012, we entered into a secured revolving credit agreement with Royal Bank of Canada (the “RBC Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million, maturing June 21, 2015. Advances under the RBC Credit Agreement bear interest at the ABR (as defined in the RBC Credit Agreement) plus a margin of 3.50% or LIBOR plus a margin of 4.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The RBC Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The RBC Credit Agreement also contains certain other covenants similar to those in the indenture governing the Notes. Advances under the RBC Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the Notes. We believe we were in compliance with all financial covenants of the RBC Credit Agreement at June 30, 2012.

Our long-term debt was composed of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
11 1/2% Senior Secured Notes, net of premium (discount) of $46,601 and ($12,503)	$2,046,601	$1,212,497
F3 Capital Note, net of discount of $23,935 and $26,069	36,065	33,931
RBC Credit Agreement	—	—

	2,082,666	1,246,428
Less current maturities of long-term debt	—	—

Long-term debt	$2,082,666	$1,246,428

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

We used the proceeds to repay a term loan related to the Aquamarine Driller, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

The Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the Notes redeemed. If a change of control, as defined in the indenture governing the Notes, occurs, each holder of Notes will have the right to require the repurchase of all or any part of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to our current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

F3 Capital Note

As part of the purchase price for the Mandarin Acquisition, we issued a promissory note to F3 Capital. The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the conversion price of the F3 Capital Note so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

In connection with the Titanium Explorer Acquisition, F3 Capital entered into a voting agreement and irrevocable proxy pertaining to its ownership of our shares. Pursuant to the terms of the voting agreement, F3 Capital voted its shares in favor of an increase in our authorized capital by 100,000,000 ordinary shares and the slate of directors proposed by our board of directors at our Extraordinary General Meeting in lieu of Annual General Meeting of Shareholders held on July 10, 2012. Additionally, F3 Capital has a continuing obligation to vote in favor of the slate of directors approved by our board of directors for a period of twelve months after the date of the Titanium Explorer Acquisition

Liquidity

As of June 30, 2012, we had working capital of approximately $57.5 million. Included in working capital is approximately $123.7 million of cash available for general corporate purposes, including the August 1, 2012 semi-annual interest payment on our Notes. Additionally, we have posted $5.9 million cash as collateral for bid tenders and performance bonds. For the remainder of 2012, we anticipate spending approximately $7.0 million on sustaining capital expenditures and $20.3 million for the outfitting and mobilization of the Titanium Explorer. We expect to fund these expenditures from our available working capital, cash flow from operations including the $38.4 million mobilization fee for the Titanium Explorer and advances under the RBC Credit Agreement. The timing of the Titanium Explorer commencing operations is a significant factor in determining our liquidity position. The timing and extent of our customer’s acceptance testing and, in some cases, third party verification will impact the commencement date of operations and could negatively impact liquidity.

Additionally, we expect to spend approximately $12.4 million, excluding capitalized interest, over the remainder of 2012 on the Tungsten Explorer. In May 2013, the final shipyard payment on the Tungsten Explorer will be due upon completion of construction. We expect to fund pre-delivery expenditures from working capital, from advances under the RBC Credit Agreement or from additional capital raising.

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

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. Total interest and amortization costs capitalized for the three and six months ended June 30, 2012 were $22.3 million and $26.0 million, respectively. For the three and six months ended June 30, 2011, we capitalized interest and amortization costs of $0.5 million.

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

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first six months of 2012 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of June 30, 2012, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2012, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

3.2	Amended and Restated Memorandum & Articles of Association of Vantage Drilling Company effective December 21, 2009, as amended effective July 10, 2012*

4.1	Credit Agreement dated as of June 21, 2012 among Offshore Group Investment Limited and Vantage Drilling Company, as borrowers, Vantage Drilling Company and certain subsidiaries thereof as Guarantors, the Lenders, and Royal Bank of Canada as Collateral Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2012)

10.1	Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries*

10.2	Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012*

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

101.INS	— XBRL Instance Document **

101.SCH	— XBRL Schema Document **

101.CAL	— XBRL Calculation Document **

101.DEF	— XBRL Definition Linkbase Document **

101.LAB	— XBRL Label Linkbase Document **

101.PRE	— XBRL Presentation Linkbase Document **

*	Filed herewith.
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY

By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: July 30, 2012