Form 10-Q
period 2012-09-30
Vantage Drilling CO
filed 2012-11-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of Vantage Drilling Company ordinary shares outstanding as of October 20, 2012 is 294,129,747.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our limited operating history;

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	oil and natural gas prices;

•	our failure to obtain delivery of drilling units;

•	delays and cost overruns in construction projects;

•	general economic conditions and conditions in the oil and gas industry;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	our ability to access the capital markets and to issue additional equity;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	various risks in our relationship with F3 Capital and its affiliates; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which may be obtained by contacting us or the SEC. These filings are also available through our website at www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at www.sec.gov. The contents of our website are not part of this Quarterly Report.

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling Company and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,476	$110,031
Restricted cash	5,878	7,028
Trade receivables	76,627	100,908
Inventory	34,323	24,376
Prepaid expenses and other current assets	12,374	16,909

Total current assets	191,678	259,252

Property and equipment
Property and equipment	2,850,707	1,913,596
Accumulated depreciation	(157,318)	(108,521)

Property and equipment, net	2,693,389	1,805,075

Other assets
Other assets	82,297	58,173

Total assets	$2,967,364	$2,122,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,452	$46,362
Accrued liabilities	69,419	103,809

Total current liabilities	129,871	150,171

Long-term debt, net of premium (discount) of $19,563 and ($38,572)	2,129,563	1,246,428
Other long-term liabilities	14,750	29,755
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 294,130 and 291,241 shares issued and outstanding	294	291
Additional paid-in capital	869,227	860,502
Accumulated deficit	(176,341)	(164,647)

Total shareholders’ equity	693,180	696,146

Total liabilities and shareholders’ equity	$2,967,364	$2,122,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Contract drilling services	$105,521	$89,916	$310,202	$274,646
Management fees	966	3,285	4,644	10,499
Reimbursables	5,047	25,367	33,662	79,148

Total revenues	111,534	118,568	348,508	364,293

Operating costs and expenses
Operating costs	52,004	69,644	171,358	212,468
General and administrative	6,622	6,219	18,586	20,469
Depreciation	16,575	15,988	49,519	48,126

Total operating costs and expenses	75,201	91,851	239,463	281,063

Income from operations	36,333	26,717	109,045	83,230
Other income (expense)
Interest income	15	7	48	68
Interest expense and other financing charges	(31,583)	(37,074)	(104,518)	(117,966)
Loss on debt extinguishment	(2,528)	—	(2,528)	(25,196)
Other, net	(61)	455	800	1,913

Total other income (expense)	(34,157)	(36,612)	(106,198)	(141,181)

Income (loss) before income taxes	2,176	(9,895)	2,847	(57,951)
Income tax provision	2,714	1,986	14,541	12,654

Net loss	$(538)	$(11,881)	$(11,694)	$(70,605)

Loss per share
Basic	$0.00	$(0.04)	$(0.04)	$(0.24)
Diluted	$0.00	$(0.04)	$(0.04)	$(0.24)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,694)	$(70,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	49,519	48,126
Amortization of debt financing costs	12,617	6,269
Non-cash loss on debt extinguishment	2,528	3,532
Share-based compensation expense	5,808	4,044
Accretion of long-term debt	—	2,582
Amortization of debt discount (premium)	(3,473)	7,374
Deferred income tax expense	2,978	123
(Gain) loss on disposal of assets	502	(86)
Changes in operating assets and liabilities:
Restricted cash	1,150	22,243
Trade receivables	(9,382)	(68,633)
Inventory	(9,948)	(2,566)
Prepaid expenses and other current assets	1,509	6,393
Other assets	2,074	(456)
Accounts payable	14,090	4,772
Accrued liabilities	(105,126)	(38,080)

Net cash used in operating activities	(46,848)	(74,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(848,939)	(126,695)
Proceeds from sale of property and equipment	—	301

Net cash used in investing activities	(848,939)	(126,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, including issue premiums of $62,000 and $15,750	837,000	240,750
Proceeds from the issuance of senior convertible notes	50,000	—
Repayment of long-term debt	—	(109,716)
Debt issuance costs	(38,768)	(12,927)

Net cash provided by financing activities	848,232	118,107

Net decrease in cash and cash equivalents	(47,555)	(83,255)
Cash and cash equivalents—beginning of period	110,031	120,443

Cash and cash equivalents—end of period	$62,476	$37,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$185,592	$136,635
Taxes	11,675	17,091
Non-cash investing and financing transactions:
Interest capitalized	(55,731)	(3,847)
Trade-in value on equipment upgrades	(2,955)	—
Reclassification of receivable in Titanium Explorer acquisition	33,664	—
Fair value of embedded conversion option of Convertible Notes	2,920	—

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

Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships, one of which is operating, one of which is currently undergoing customer acceptance testing, and one of which is under construction. Our global fleet is currently located in India, Southeast Asia, West Africa and the drillship undergoing customer acceptance testing is in the U.S. Gulf of Mexico.

In October 2012 Offshore Group Investment Limited, one of our wholly-owned subsidiaries (the “Issuer”), entered into a 5 year, $500 million term loan (the “Term Loan”) and completed an offering of $1.15 billion of 7  1/2% Senior Secured First Lien Notes (the “7  1/2% Senior Notes”) which mature in 2019. The proceeds from the Term Loan and 7  1/2% Senior Notes were used to retire $1.0 billion of the Issuer’s existing 11  1/2% Senior Secured Notes (the “11  1/2% Senior Notes”) for total consideration of approximately $1.1 billion (including $115 million paid for the early redemption and consent fees). The balance of the proceeds is available for transaction expenses and general corporate purposes including the final shipyard payment of approximately $415 million for the Tungsten Explorer. For additional discussion of the Term Loan and 7  1/2% Senior Notes, see Note 12. “Subsequent Events”.

In August 2012, we issued $50.0 million aggregate principal amount of our 7  7/8% senior convertible notes due 2042 (the “Convertible Notes”). We expect to use the net proceeds from the offering to fund capital expenditures, working capital needs and for general corporate purposes. In addition, we separately agreed to issue an additional $6.5 million aggregate principal amount of Convertible Notes to F3 Capital in exchange for cancellation of an equivalent principal amount of an existing promissory note payable by us to F3 Capital. We did not receive any cash proceeds from the direct placement to F3 Capital.

In April 2012, we completed the acquisition of the ultra-deepwater drillship, Titanium Explorer, formerly known as the Dragonquest, from Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital, our largest shareholder. The Titanium Explorer is currently undergoing customer acceptance testing and is expected to commence drilling operations under an eight year drilling contract in the fourth quarter of 2012 in the U.S. Gulf of Mexico. Although our customer for the Titanium Explorer is currently in the process of obtaining the necessary well permits for the U.S. Gulf of Mexico, there is no certainty as to when the permits will be obtained. Since the Titanium Explorer is contracted on an international basis, our customer may direct us to mobilize the vessel to another market.

We funded the acquisition of the Titanium Explorer through the issuance of an additional $775.0 million aggregate principal amount of our existing 11 1/2% Senior Notes. These additional 11 1/2% Senior Notes were issued at a price equal to 108% of their face value and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries.

2. Basis of Presentation and Significant Accounting Policies

The accompanying interim consolidated financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2011 is derived from our December 31, 2011 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. Total interest and amortization costs capitalized for the three months ended September 30, 2012 was $29.8 million as compared to $3.3 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, total interest and amortization costs capitalized were $55.7 million and $3.8 million, respectively.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	293,085	290,674	292,158	290,194
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	293,085	290,674	292,158	290,194

The calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million ordinary shares for both the three months and the nine months ended September 30, 2012 and 2011, respectively, issuable pursuant to outstanding warrants or stock options because their effect is anti-dilutive as the exercise price of such securities exceeded the average market price of our shares for the applicable periods.

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

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.4 million and $1.6 million of share-based compensation expense for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, we recognized $5.8 million and $4.0 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The fair value of the 11  1/2% Senior Notes outstanding at September 30, 2012 was approximately $2.2 billion based on quoted market prices. The carrying value of the Convertible Notes at September 30, 2012 approximates their fair value primarily due to their recent issuance.

We originally valued the $60.0 million promissory note issued to F3 Capital, our largest shareholder (the “F3 Capital Note”), based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of September 30, 2012, if we were to value the F3 Capital Note at our current weighted average cost of capital, taking into account the $6.5 million reduction in the principal amount of the F3 Capital Note due to the August 2012 purchase of Convertible Notes by F3 Capital, the current discounted present value would be approximately $27.7 million.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes.

3. Transactions with F3 Capital and Affiliates

Titanium Explorer Acquisition

In April 2012, we completed the acquisition of the Titanium Explorer pursuant to a purchase agreement we entered into with Valencia on March 20, 2012, to purchase the construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) for the construction and delivery of the Titanium Explorer (the “Titanium Explorer Acquisition”). The total consideration for the Titanium Explorer Acquisition was approximately $164.0 million comprised of the following; (i) $3.0 million paid to Valencia upon signing of the purchase agreement; (ii) $149.0 million paid upon the closing of the Titanium Explorer Acquisition, which we refer to as the closing payment, and (iii) $12.0 million paid to Valencia 120 days following the closing. In addition, we paid $5.0 million of Valencia’s costs and expenses related to the Titanium Explorer Acquisition. Approximately $68.6 million of the closing payment was paid to Valencia’s bridge lender in full satisfaction of a bridge loan, the proceeds of which were used to fund certain construction costs related to the Titanium Explorer. Upon full satisfaction of the bridge loan, the bridge lender released its security interest in the Titanium Explorer construction contract and the pledge of shares of our subsidiary that is a party to the drilling contract for the operation of the Titanium Explorer. The closing payment was further reduced by direct payments of approximately $2.4 million to third parties for specific construction costs related to the drillship. On April 20, 2012, we paid DSME $608.2 million for the remaining balance due under the Titanium Explorer construction contract and DSME delivered the Titanium Explorer to us in accordance with the terms of the construction contract.

As part of the Titanium Explorer Acquisition, the construction management agreement and the management agreement pertaining to the Titanium Explorer, each between Valencia and certain of our subsidiaries, were terminated.

Drillship Construction Supervision Agreement

We had a construction supervision agreement that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. The counterparty to this agreement is an affiliate of F3 Capital. During the construction of Hull 3608, we were entitled to receive a fee of $5.0 million annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we were to be reimbursed for all direct costs incurred in the performance of construction oversight services. In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing Hull 3608 agreed to suspend construction activities on Hull 3608. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of September 30, 2012, and remains currently due and payable. In August 2012, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

F3 Capital Note

As part of the purchase price for the acquisition of the remaining interest in the entity that owned the construction contract for the Platinum Explorer (the “Mandarin Acquisition”), we issued a promissory note to F3 Capital. The F3 Capital Note accrues interest at 5% per annum and will mature 90 months from the issue date. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the contingent conversion price of the F3 Capital Note so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

In connection with the Titanium Explorer Acquisition on March 20, 2012, F3 Capital entered into a voting agreement and irrevocable proxy pertaining to its ownership of our shares. Pursuant to the terms of the voting agreement, F3 Capital voted its shares in favor of an increase in our authorized capital by 100,000,000 ordinary shares and the slate of directors proposed by our board of directors at our Extraordinary General Meeting in lieu of Annual General Meeting of Shareholders held on July 10, 2012. Additionally, F3 Capital has a continuing obligation to vote in favor of the slate of directors approved by our board of directors for a period of twelve months after the date of the voting agreement.

In connection with the issuance of the Convertible Notes, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this application of the F3 Capital Note, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

4. Construction Supervision Agreements

In addition to the Drillship Construction Supervision Agreement mentioned above, on July 21, 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship.

5. Debt

Our long-term debt was composed of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
11 1/2% Senior Notes, net of premium (discount) of $42,793 and ($12,503)	$2,042,793	$1,212,497
7 7/ 8% Convertible Notes, net of discount of $2,849	53,651	—
F3 Capital Note, net of discount of $20,381 and $26,069	33,119	33,931

	2,129,563	1,246,428
Less current maturities of long-term debt	—	—

Long-term debt	$2,129,563	$1,246,428

11 1/2% Senior Secured Notes

On July 30, 2010, the Issuer issued $1.0 billion aggregate principal amount of 11  1/2% Senior Notes under an indenture. These 11  1/2% Senior Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The original issue discount, reported as a direct deduction from the face amount of the 11  1/2% Senior Notes, will be recognized over the life of the 11  1/2% Senior Notes using the effective interest rate method. The 11  1/2% Senior Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding 11  1/2% Senior Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, to retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional 11  1/2% Senior Notes. The additional 11  1/2% Senior Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the 11  1/2% Senior Notes, will be recognized over the remaining life of the 11  1/2% Senior Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $227.8 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay and terminate a term loan associated with the Aquamarine Driller, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

In April 2012, in connection with the Titanium Explorer Acquisition, the Issuer issued $775.0 million aggregate principal amount of additional 11  1/2% Senior Notes. These additional 11  1/2% Senior Notes were issued at a price equal to 108% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the 11  1/2% Senior Notes, is being recognized over the remaining life of the 11  1/2% Senior Notes using the effective interest rate method. The net proceeds, after fees and expenses of approximately $820.6 million, were used by the Issuer to fund the Titanium Explorer Acquisition, pay DSME the remaining amounts due under the Titanium Explorer construction contract and for general corporate purposes. The average yield on the entire $2.0 billion aggregate principal amount of the 11  1/2% Senior Notes is approximately 10.6%.

The 11  1/2% Senior Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the 11  1/2% Senior Notes redeemed. If a change of control, as defined in the indenture governing the 11  1/2% Senior Notes , occurs, each holder of Notes will have the right to require the repurchase of all or any part of its 11  1/2% Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the 11  1/2% Senior Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to our current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the 11  1/2% Senior Notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

In October 2012, we completed a tender offer for $1,000,001,000 of 11  1/2% Senior Notes (see Note 12. “Subsequent Events”, for further discussion.)

Credit Agreement

In June 2012, we entered into a secured revolving credit agreement with Royal Bank of Canada (the “Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million, maturing June 21, 2015. Advances under the Credit Agreement bear interest at the ABR (as defined in the RBC Credit Agreement) plus a margin of 3.50% or LIBOR plus a margin of 4.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The Credit Agreement also contains certain other covenants similar to those in the indenture governing the 11  1/2% Senior Notes. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 11  1/2% Senior Notes. We believe we were in compliance with all financial covenants of the Credit Agreement at September 30, 2012. As of September 30, 2012, we have not drawn down any amounts under the Credit Agreement.

7   7/8% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of Convertible Notes under an indenture. The Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7  7/8% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the Convertible Notes to F3 Capital (see Note 3. “Transactions with F3 Capital and Affiliates”). The net proceeds, after fees and expenses, of approximately $48.3 million will be used to fund capital expenditures and working capital needs, and for general corporate purposes.

The Convertible Notes are convertible into our ordinary shares, or a combination of cash and ordinary shares, if any, at our election, based upon an initial conversion rate of 476.1905 ordinary shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $2.10 per ordinary share). Holders of the Convertible Notes may voluntarily elect to convert all, or any portion, of their holdings at any time. In addition, for any conversions prior to September 1, 2017, holders will be entitled to a make-whole payment upon conversion.

The Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period.

We may redeem the Convertible Notes at any time on or after September 1, 2017 at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest to the redemption date. Additionally, holders of the Convertible Notes may require us to repurchase the Convertible Notes, in whole or in part, for cash on September 1, 2015, September 1, 2017, or following a termination of trading event with respect to our ordinary shares at a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest to the repurchase date.

The Convertible Notes contain an embedded conversion option related to the cash settlement provisions and under U.S. GAAP is required to be separated into liability and equity components. We evaluated the Convertible Notes based on the market terms of new, nonconvertible debt issuances made by companies with similar credit ratings, adjusting for the unsecured nature of the Convertible Notes. Based on this evaluation, we determined that the fair value of the Convertible Notes absent the conversion feature was approximately $53.6 million at issuance. The difference between the par value of the Convertible Notes and the fair value at date of issuance is recorded as equity and as a discount to the Convertible Notes and will be amortized to interest expense over the expected life of the Convertible Notes using the effective interest rate method.

6. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of September 30, 2012, no preferred shares were issued and outstanding.

Ordinary Shares

In July 2012, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized ordinary shares from 400,000,000 to 500,000,000.

During the nine months ended September 30, 2012, we granted to employees and directors 3,710,076 time-vested restricted shares and 1,609,830 performance unit awards under our 2007 Long-Term Incentive Plan (the “LTIP”). Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The time-vested restricted share awards and performance units are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $5.6 million, based on an average share price of $1.06 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the nine months ended September 30, 2012, 2,888,753 of the previously granted LTIP share awards vested.

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

We account for deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2011 remain open to examination in many of our jurisdictions. In October 2010 and October 2011, authorities in Thailand commenced an examination for the 2009 and 2010 tax years, respectively. In October 2011, authorities in the Philippines notified us they would begin an examination for the 2010 tax year. In September 2012, authorities in India notified us they would begin an examination for the 2010-2011 fiscal tax year.

8. Commitments and Contingencies

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the United States District Court for the Southern District of Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. We intend to vigorously pursue our claims, but we can provide no assurance as to the outcome of this legal action.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Prepaid insurance	$5,658	$8,676
Sales tax receivable	2,529	1,004
Income tax receivable	872	280
Deferred tax asset	862	3,887
Other receivables	112	137
Deferred mobilization costs	191	1,152
Other	2,150	1,773

	$12,374	$16,909

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Drilling equipment	$1,788,706	$1,770,172
Assets under construction	1,049,489	133,369
Leasehold improvements	1,579	1,305
Office and technology equipment	10,933	8,750

	2,850,707	1,913,596
Accumulated depreciation	(157,318)	(108,521)

Property and equipment, net	$2,693,389	$1,805,075

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction. We capitalized approximately $55.7 million of interest and amortization costs for the nine months ended September 30, 2012 with regards to the construction of the Titanium Explorer and the Tungsten Explorer.

Other Assets

Other assets consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$60,183	$34,032
Performance bond collateral	19,487	19,472
Deposits	1,311	1,330
Deferred tax asset	292	245
Deferred mobilization costs	409	2,109
Deferred survey fees	615	985

	$82,297	$58,173

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Interest	$45,722	$63,127
Compensation	15,250	21,161
Insurance premiums	2,854	8,070
Unearned income	—	379
Deferred revenue	494	6,321
Property, service and franchise taxes	1,610	1,610
Income taxes payable	2,194	2,570
Other	1,295	571

	$69,419	$103,809

10. Business Segment and Significant Customer Information

Our business activities relate to the international operations of our offshore drilling units, both jackup rigs and drillships, and providing construction supervision services for drilling units owned by others.

For the three and nine months ended September 30, 2012 and 2011, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 47%, 28%, 11% and 11% of consolidated revenues for the three months ended September 30, 2012. For the nine months ended September 30, 2012, four customers accounted for approximately 44%, 27%, 11% and 10%, respectively of consolidated revenue. Five customers accounted for approximately 42%, 15%, 13%, 11% and 11%, respectively, of consolidated revenue for the three months ended September 30, 2011. For the nine months ended September 30, 2011, three customers accounted for approximately 41%, 11% and 10%, respectively, of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

In July 2010, the Issuer issued $1.0 billion aggregate principal amount of its 11  1/2% Senior Notes under an indenture. In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional 11  1/2% Senior Notes under the existing indenture. In April 2012, the Issuer issued $775.0 million aggregate principal amount of additional Notes under the existing indenture. The 11  1/2% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). Our other existing subsidiaries have not guaranteed or pledged assets to secure the 11  1/2% Senior Notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed consolidating financial information as of September 30, 2012 and 2011 and for the three and nine months ended September 30, 2012 and 2011 of (i) the Parent, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$44,886	$106	$12,879	$4,605	$—	$62,476
Other current assets	319	—	121,686	7,197	—	129,202

Total current assets	45,205	106	134,565	11,802	—	191,678
Property and equipment, net	—	281	2,551,323	141,785	—	2,693,389
Investment in and advances to subsidiaries	644,344	1,417,787	1,038,740	1,467	(3,102,338)	—
Other assets	1,742	58,442	21,192	921	—	82,297

Total assets	$691,291	$1,476,616	$3,745,820	$155,975	$(3,102,338)	$2,967,364

Accounts payable and accrued liabilities	$13,390	$38,425	$44,646	$33,410	$—	$129,871
Intercompany (receivable) payable	(184,886)	(837,915)	921,873	100,928	—	—

Total current liabilities	(171,496)	(799,490)	966,519	134,338	—	129,871
Long-term debt	86,770	2,042,793	—	—	—	2,129,563
Other long term liabilities	—	—	10,807	3,943	—	14,750
Shareholders’ equity (deficit)	776,017	233,313	2,768,494	17,694	(3,102,338)	693,180

Total liabilities and shareholders’ equity	$691,291	$1,476,616	$3,745,820	$155,975	$(3,102,338)	$2,967,364

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$108,100	$3,434	$111,534
Operating costs and expenses	3,466	(26)	68,547	3,214	75,201

Income (loss) from operations	(3,466)	26	39,553	220	36,333
Other, net	(4,976)	(29,128)	(92)	39	(34,157)

Income (loss) before income taxes	(8,442)	(29,102)	39,461	259	2,176
Income tax provision	—	—	2,585	129	2,714

Net income (loss)	$(8,442)	$(29,102)	$36,876	$130	$(538)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$318,270	$30,238	$348,508
Operating costs and expenses	9,635	(181)	201,874	28,135	239,463

Income (loss) from operations	(9,635)	181	116,396	2,103	109,045
Other, net	(8,816)	(98,190)	464	344	(106,198)

Income (loss) before income taxes	(18,451)	(98,009)	116,860	2,447	2,847
Income tax provision	—	8	13,617	916	14,541

Net income (loss)	$(18,451)	$(98,017)	$103,243	$1,531	$(11,694)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(13,786)	$(168,108)	$103,702	$31,344	$(46,848)
Net cash provided by (used in) investing activities	(22)	(289)	(838,443)	(10,185)	(848,939)
Net cash provided by (used in) financing activities	43,745	168,491	656,725	(20,729)	848,232

Net increase (decrease) in cash and cash equivalents	29,937	94	(78,016)	430	(47,555)
Cash and cash equivalents—beginning of period	14,949	12	90,895	4,175	110,031

Cash and cash equivalents—end of period	$44,886	$106	$12,879	$4,605	$62,476

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$2,294	$21	$28,162	$6,711	$—	$37,188
Other current assets	648	—	113,799	38,542	—	152,989

Total current assets	2,942	21	141,961	45,253	—	190,177
Property and equipment, net	1,740	—	1,685,705	112,888	—	1,800,333
Investment in and advances to subsidiaries	487,290	424,501	65,787	346	(977,924)	—
Other assets	—	36,360	20,407	885	—	57,652

Total assets	$491,972	$460,882	$1,913,860	$159,372	$(977,924)	$2,048,162

Accounts payable and accrued liabilities	$7,087	$23,479	$28,392	$24,798	$—	$83,756
Intercompany (receivable) payable	(337,189)	(1,146,764)	1,366,132	117,821	—	—

Total current liabilities	(330,102)	(1,123,285)	1,394,524	142,619	—	83,756
Long-term debt	32,852	1,211,618	—	—	—	1,244,470
Other long term liabilities	—	—	12,746	3,600	—	16,346
Shareholders’ equity (deficit)	789,222	372,549	506,590	13,153	(977,924)	703,590

Total liabilities and shareholders’ equity	$491,972	$460,882	$1,913,860	$159,372	$(977,924)	$2,048,162

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$92,581	$25,987	$118,568
Operating costs and expenses	3,929	7	62,816	25,099	91,851

Income (loss) from operations	(3,929)	(7)	29,765	888	26,717
Other, net	(1,795)	(35,155)	(457)	795	(36,612)

Income (loss) before income taxes	(5,724)	(35,162)	29,308	1,683	(9,895)
Income tax provision	—	—	1,766	220	1,986

Net income (loss)	$(5,724)	$(35,162)	$27,542	$1,463	$(11,881)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$280,918	$83,375	$364,293
Operating costs and expenses	12,935	27	188,661	79,440	281,063

Income (loss) from operations	(12,935)	(27)	92,257	3,935	83,230
Other, net	(5,491)	(101,017)	(36,229)	1,556	(141,181)

Income (loss) before income taxes	(18,426)	(101,044)	56,028	5,491	(57,951)
Income tax provision	576	—	11,648	430	12,654

Net income (loss)	$(19,002)	$(101,044)	$44,380	$5,061	$(70,605)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(18,519)	$(119,671)	$86,396	$(23,174)	$(74,968)
Net cash provided by (used in) investing activities	(1,685)	—	(18,602)	(106,107)	(126,394)
Net cash provided by (used in) financing activities	(72,787)	118,557	(59,593)	131,930	118,107

Net increase (decrease) in cash and cash equivalents	(92,991)	(1,114)	8,201	2,649	(83,255)
Cash and cash equivalents—beginning of period	95,285	1,135	19,961	4,062	120,443

Cash and cash equivalents—end of period	$2,294	$21	$28,162	$6,711	$37,188

12. Subsequent Events

Issuance of 7  1/2% Senior Notes and $500 Million Term Loan

In October 2012, the Issuer issued $1.150 billion in aggregate principal amount of 7  1/2% Senior Notes under an indenture. The 7  1/2% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7  1/2% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7  1/2% per year. Interest on outstanding 7  1/2% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrently with the closing of the 7  1/2% Senior Notes, we entered into a new $500 million Term Loan. The Term Loan was issued at 98% of the face value and bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. The original issue discount, reported as a direct deduction from the face amount of the Term Loan, will be recognized over the life of the Term Loan using the effective interest rate method. The Term Loan is secured by the same collateral securing the 7  1/2% Senior Notes.

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of up to $1,000,001,000 of our existing Notes and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship pursuant to the construction contract with DSME, and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2012 and our results of operations for the three and nine months ended September 30, 2012 and 2011. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our owned offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	100%	2010	12,000	40,000	Operating
Titanium Explorer	100%	2012	12,000	40,000	Customer acceptance testing
Tungsten Explorer	100%	2013	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water, but are or will be equipped to drill in 10,000 feet of water.

Business Outlook

The current outlook for global oil and gas remains favorable as global activity continues to increase at a moderate pace. There continues to be concern about the European sovereign debt situation, the slowdown in some of the emerging economies and unrest in the Middle East, however the price of oil has remained relatively stable in the low $100s per barrel during the third quarter of 2012. Long term expectations for oil and gas demand and the demand for our services continue to be positive.

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

We believe the market for jackups is continuing to improve as operators are actively developing oil and natural gas reserves. As demand from operators for modern, high-specification jackups has increased, contract rates and utilization have risen with recent contracts being awarded with dayrates in excess of $150,000 per day. The continued improvement in the dayrates for modern, high specification jackup rigs could be tempered by several factors, including the future deliveries of newbuild premium jackup rigs and the possible re-activation of older, less efficient rigs by our competitors. Currently, we estimate there are approximately 64 jackups scheduled for delivery through 2013, of which 48 are available for contract.

Deepwater and ultra-deepwater projects are typically longer in duration than shallow-water drilling programs, which reduces the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economic conditions and oil and natural gas prices and demand. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This is further supported by significant oilfield discoveries offshore Brazil, West Africa and in the Gulf of Mexico. We believe oil and gas companies are generally planning to increase their upstream capital spending levels.

As of October 2012, we estimate there are approximately 22 deepwater and ultra-deepwater rigs scheduled for delivery through 2013, of which 14 are contracted to customers. We believe that rig demand is likely to exceed rig supply despite projected delivery of newbuild units. The demand has resulted in an increase in dayrates with some recent ultra-deepwater contract fixtures in excess of $600,000 per day.

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

In April 2012, we completed the acquisition of the Titanium Explorer. The Titanium Explorer is undergoing customer acceptance testing and is expected to commence drilling operations in the fourth quarter of 2012 in the U.S. Gulf of Mexico.

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	368	368	1,096	1,092
Utilization (2)	99.0%	87.5%	99.5%	91.1%
Average daily revenues (3)	$144,922	$118,838	$144,638	$123,879
Platinum Explorer
Available days (1)	92	92	274	273
Utilization (2)	98.0%	96.9%	96.0%	95.2%
Average daily revenues (3)	$584,784	$579,335	$579,482	$582,642

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

The following table is an analysis of our operating results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)

Contract drilling services	$105,521	$89,916	$15,605	$310,202	$274,646	$35,556
Management fees	966	3,285	(2,319)	4,644	10,499	(5,855)
Reimbursables	5,047	25,367	(20,320)	33,662	79,148	(45,486)

	111,534	118,568	(7,034)	348,508	364,293	(15,785)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In thousands)			(In thousands)
Operating costs	52,004	69,644	17,640	171,358	212,468	41,110
General and administrative	6,622	6,219	(403)	18,586	20,469	1,883
Depreciation	16,575	15,988	(587)	49,519	48,126	(1,393)

Operating income	36,333	26,717	9,616	109,045	83,230	25,815
Other income (expense)
Interest income	15	7	8	48	68	(20)
Interest expense	(31,583)	(37,074)	5,491	(104,518)	(117,966)	13,448
Loss on debt extinguishment	(2,528)	—	(2,528)	(2,528)	(25,196)	22,668
Other, net	(61)	455	(516)	800	1,913	(1,113)
Income tax provision (benefit)	2,714	1,986	(728)	14,541	12,654	(1,887)

Net loss	$(538)	$(11,881)	$11,343	$(11,694)	$(70,605)	$58,911

Revenue: Total revenue for the three months ended September 30, 2012 was $111.5 million compared to $118.6 million for the three months ended September 30, 2011, a decrease of $7.1 million, or 6%. Contract drilling revenue totaled $105.5 million for the three months ended September 30, 2012 compared to $89.9 million for the same period in 2011, an increase of $15.6 million, or 17%. The increase in drilling revenue was primarily due to increased utilization on the Topaz Driller in the quarter ended September 30, 2012, and to higher average daily revenues on the Sapphire Driller and the Platinum Explorer. Jackup utilization for the three months ended September 30, 2012 was 98.6% compared to 87.5% in the prior year, when the Topaz Driller incurred shipyard days as the rig was undergoing customer funded equipment upgrades. The Platinum Explorer utilization for the three months ended September 30, 2012 and 2011 was 98.0% and 96.9%, respectively, reflecting improved productivity in 2012.

Management fees and reimbursable revenue for the three months ended September 30, 2012 were $966,000 and $5.0 million, respectively, as compared to $3.3 million and $25.4 million in the prior year. The significant decrease in management fees and reimbursable revenue is due to having one on-going project during 2012 as compared to four projects in 2011. Two shipyard oversight projects we were conducting for a third party were completed at the end of 2011 and with the acquisition of the Titanium Explorer, this shipyard project was completed.

Total revenue for the nine months ended September 30, 2012 was $348.5 million compared to $364.3 million for the nine months ended September 30, 2011, a decrease of $15.8 million, or 4%. Contract drilling revenue totaled $310.2 million for the nine months ended September 30, 2012 compared to $274.6 million for the same period in 2011, an increase of $35.6 million, or 13%. The increase in drilling revenue was primarily due to the increased dayrates on our jackups operating in Malaysia, and increased fleet utilization for the jackups. The jackup utilization for the nine months ended September 30, 2012 was 99.4% as compared to utilization of 91.1% in the prior year. The utilization in the prior year was negatively impacted by out of service time for the Sapphire Driller due to a customer declaring force majeure on a contract in West Africa, and to shipyard days on the Topaz Driller as the rig was undergoing customer funded equipment upgrades. The Platinum Explorer achieved utilization of 96.0% for the nine months ended September 30, 2012, consistent with the prior year utilization of 95.2%.

Management fees and reimbursable revenue for the nine months ended September 30, 2012 were $4.6 million and $33.7 million, respectively, as compared to $10.5 million and $79.1 million in the prior year. The significant decrease in management fees and reimbursable revenue is due to having one on-going project and managing the Titanium Explorer for four months during 2012 as compared to having four on-going projects on average during the nine months ended September 30, 2011.

Operating expenses: Operating expenses for the three months ended September 30, 2012 were $52.0 million compared to $69.6 million for the three months ended September 30, 2011, a decrease of $17.6 million, or approximately 25%. This decrease was due primarily to a reduction of reimbursable costs associated with shipyard oversight projects to $2.6 million as compared to $22.9 million in the prior year.

Operating expenses for the nine months ended September 30, 2012 were $171.4 million compared to $212.5 million for the nine months ended September 30, 2011, a decrease of $41.1 million, or approximately 19%. This decrease was due primarily to a reduction of reimbursable costs associated with shipyard oversight projects to $26.0 million as compared to $73.4 million in the prior year.

General and administrative expenses: General and administrative expenses were $6.6 million and $18.6 million for the three and nine month periods ended September 30, 2012 as compared to $6.2 million and $20.5 million, respectively, for the comparable periods in 2011. The increase of $403,000 for the three month comparative period was primarily due to increased legal expenses, and the decrease of $1.9 million for the nine month comparative period was primarily due to reduced company expenditures related to information technology projects in 2012.

Depreciation expense: Depreciation expense was $16.6 million and $49.5 million for the three and nine month periods ended September 30, 2012, as compared to $16.0 million and $48.1 million, respectively, for the comparable periods in 2011. The increases are primarily due to the depreciation of capital upgrades on the Topaz Driller and the Aquamarine Driller.

Interest expense and other financing charges: Interest expense and other financing charges for the three and nine month periods ended September 30, 2012 decreased $5.5 million and $13.5 million, respectively, over the same periods of 2011. The decreases are primarily due to increased interest capitalized on the Titanium Explorer and the Tungsten Explorer in 2012. Additionally, we incurred $2.0 million in fees related to an amendment of a term loan associated with the construction of the Aquamarine Driller in the first quarter of 2011.

We capitalized $29.8 million and $55.7 million of interest and amortization costs in the three and nine month periods ended September 30, 2012, respectively. We capitalized $3.3 million and $17.1 million of interest and amortization costs in the three and nine month periods ended September 30, 2011.

Loss on extinguishment of debt: In the three months ended September 30, 2012, we recognized a charge of approximately $2.5 million related to the early extinguishment of $6.5 million aggregate principal of the F3 Capital Note applied as consideration for an equivalent principal amount of Convertible Notes.

In June 2011, in connection with the early retirement of a term loan related to Aquamarine Driller, we paid approximately $21.7 million in prepayment fees, and wrote off approximately $3.5 million of deferred financing costs.

Income tax expense: Income tax expense was $2.7 million and $14.5 million, respectively, for the three and nine month periods ended September 30, 2012, as compared to $2.0 million and $12.7 million, respectively, for the comparable periods in 2011. The changes are primarily due to revenues in 2012 being earned in jurisdictions where we are subject to deemed profit tax regimes that determine taxes based on specified percentages of revenue rather than profit or loss before tax.

Liquidity and Capital Resources

Long-term Debt

In June 2012, we entered into the Credit Agreement, a secured revolving credit agreement with Royal Bank of Canada to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million, maturing June 21, 2015. Advances under the Credit Agreement bear interest at the ABR (as defined in the Credit Agreement) plus a margin of 3.50% or LIBOR plus a margin of 4.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The Credit Agreement also contains certain other covenants similar to those in the indenture governing the 11  1/2% Senior Notes. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 11  1/2% Senior Notes and 7  1/2% Senior Notes. We believe we were in compliance with all financial covenants of the Credit Agreement at September 30, 2012. As of September 30, 2012, we have not drawn any amounts under the Credit Agreement.

Our long-term debt was composed of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
11 1/2% Senior Notes, net of premium (discount) of $42,793 and ($12,503)	$2,042,793	$1,212,497
7 7/ 8% Senior Convertible Notes, net of discount of $2,849	53,651	—
F3 Capital Note, net of discount of $20,381 and $26,069	33,119	33,931

	2,129,563	1,246,428
Less current maturities of long-term debt	—	—

Long-term debt	$2,129,563	$1,246,428

11 1/2% Senior Notes

On July 30, 2010, the Issuer issued $1.0 billion aggregate principal amount of 11  1/2% Senior Notes under an indenture. These 11  1/2% Senior Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The original issue discount, reported as a direct deduction from the face amount of the 11  1/2% Senior Notes, will be recognized over the life of the 11  1/2% Senior Notes using the effective interest rate method. The 11  1/2% Senior Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding 11  1/2% Senior Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, retire certain outstanding debt and for general corporate purposes.

In June 2011, the Issuer issued $225.0 million aggregate principal amount of additional 11  1/2% Senior Notes. The additional 11  1/2% Senior Notes were issued at a price equal to 107% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the 11  1/2% Senior Notes, will be recognized over the remaining life of the 11  1/2% Senior Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $227.8 million were used by the Issuer to purchase from the Company all of the equity interests of P2020 Rig Co., the entity that owns the Aquamarine Driller, and the related purchase of our subsidiary that is the party to the drilling contract for the Aquamarine Driller.

We used the proceeds to repay a term loan related to the Aquamarine Driller, make the initial payment to DSME under the construction contract for the Tungsten Explorer and for general corporate purposes.

In April 2012, in connection with the acquisition of the Titanium Explorer, the Issuer issued an additional $775.0 million aggregate principal amount of our existing 11  1/2% Senior Notes. These additional 11  1/2% Senior Notes were issued at a price equal to 108% of their face value and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the 11  1/2% Senior Notes, is being recognized over the remaining life of the 11  1/2% Senior Notes using the effective interest rate method. The net proceeds, after fees and expenses, of approximately $820.6 million were used by the Issuer to fund the purchase of the Titanium Explorer for approximately $169.0 million, including repayment of certain of the seller’s expenses, and pay DSME the remaining amounts due under the Titanium Explorer construction contract of approximately $608.2 million. The proceeds were used to outfit and mobilize the Titanium Explorer to the U.S. Gulf of Mexico, pay a portion of the August 2012 interest payment on the 11  1/2% Senior Notes and for general corporate purposes.

The 11  1/2% Senior Notes may be redeemed, in whole or in part at specified redemption prices plus accrued and unpaid interest on the 11  1/2% Senior Notes redeemed. If a change of control, as defined in the indenture governing the 11  1/2% Senior Notes, occurs, each holder of Notes will have the right to require the repurchase of all or any part of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The indenture governing the 11  1/2% Senior Notes, among other things, limits the Issuer and any future restricted subsidiaries’ ability, and in certain cases, our ability to: (i) incur or guarantee additional indebtedness or issue disqualified capital stock; (ii) create or incur liens; (iii) pay dividends, redeem subordinated indebtedness or make other restricted payments; (iv) transfer or sell assets; (v) incur dividend or other payment restrictions affecting restricted subsidiaries; (vi) consummate a merger, consolidation or sale of all or substantially all of our assets or those of the Issuer; (vii) enter into transactions with affiliates; (viii) designate subsidiaries as unrestricted subsidiaries; (ix) engage in businesses other than a business that is the same or similar to our current business and reasonably related businesses; and (x) take or omit to take any actions that would adversely affect or impair in any material respect the collateral securing the 11  1/2% Senior Notes. Our future subsidiaries may become restricted subsidiaries and guarantors under limited circumstances.

In October 2012, we completed a tender offer for $1,000,001,000 of the 11  1/2% Senior Notes (see “Issuance of 7  1/2% Senior Notes and $500.0 Million Term Loan”).

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

In connection with the issuance of the Convertible Notes, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent principal amount of Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this application of the F3 Capital Note, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

7  7/8% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of Convertible Notes under an indenture. The Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7  7/8% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.1 million will be used to fund capital expenditures and working capital needs, and for general corporate purposes.

The Convertible Notes are convertible into our ordinary shares, or a combination of cash and ordinary shares, if any, at our election, based upon an initial conversion rate of 476.1905 ordinary shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $2.10 per ordinary share). Holders of the Convertible Notes may voluntarily elect to convert all or any portion of their holdings. In addition, for any conversions prior to September 1, 2017, holders will be entitled to a make-whole payment upon conversion.

The Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period.

We may redeem the Convertible Notes at any time on or after September 1, 2017 at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest to the redemption date. Additionally, holders of the Convertible Notes may require us to repurchase the Convertible Notes, in whole or in part, for cash on September 1, 2015, September 1, 2017, or following a termination of trading event with respect to our ordinary shares at a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest to the repurchase date. The Convertible Notes are our senior unsecured obligation, and will rank equal in payment with our other senior unsecured debt, but are structurally subordinated to the 11  1/2% Senior Secured Notes.

The Convertible Notes contain an embedded conversion option related to the cash settlement provisions and under U.S. GAAP is required to be separated into liability and equity components. We evaluated the Convertible Notes based on the market terms of new, nonconvertible debt issuances made by companies with similar credit ratings, adjusting for the unsecured nature of the Convertible Notes. Based on this evaluation, we determined that the fair value of the Convertible Notes absent the conversion feature was approximately $53.6 million at issuance. The difference between the par value of the Convertible Notes and the fair value at date of issuance is recorded as equity and as a discount to the Convertible Notes and will be amortized to interest expense over the expected life of the Convertible Notes using the effective interest rate method.

Issuance of 7  1/2% Senior Notes and $500 Million Term Loan

In October 2012, the Issuer issued $1.150 billion in aggregate principal amount of 7  1/2% Senior Secured First Lien Notes (the “7  1/2% Senior Notes”) under an indenture. The 7  1/2% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7  1/2% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7  1/2% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrently with the closing of the 7  1/2% Senior Notes, we entered into a new $500 million Term Loan. The Term Loan was issued at 98% of the face value and bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. The original issue discount, reported as a direct deduction from the face amount of the Term Loan, will be recognized over the life of the Term Loan using the effective interest rate method. The Term Loan is secured by the same collateral securing the 7  1/2% Senior and the 11  1/2% Senior Notes.

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of up to $1,000,001,000 of our existing Notes and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship pursuant to the construction contract with DSME, and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

Liquidity

As of September 30, 2012, we had working capital of approximately $61.8 million. Included in working capital is approximately $62.5 million of cash available for general corporate purposes, including the February 1, 2013 semi-annual interest payment on our 11  1/2% Senior Notes. Additionally, we have posted $5.9 million cash as collateral for bid tenders and performance bonds. For the remainder of 2012, we anticipate spending approximately $5.6 million on sustaining capital expenditures and $20.0 million for the final outfitting of the Titanium Explorer. We expect to fund these expenditures from our available working capital, cash flow from operations, from the issuance of the 7  1/2% Senior Notes and the Term Loan and advances under the Credit Agreement, if necessary. The timing of the Titanium Explorer commencing operations is a significant factor in determining our liquidity position. The timing and extent of our customer’s acceptance testing and, in some cases, third party verification will impact the commencement date of operations and could negatively impact liquidity.

Additionally, we expect to spend approximately $11.2 million, excluding capitalized interest, over the remainder of 2012 on the Tungsten Explorer. In May 2013, the final shipyard payment on the Tungsten Explorer will be due upon completion of construction. We expect to fund pre-delivery expenditures and the final shipyard payment from working capital, from the proceeds from the issuance of the 7  1/2% Senior Notes and the Term Loan and from advances under the Credit Agreement, if necessary.

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

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations. The impact of these policies and associated risks are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs were capitalized as part of the cost while they were under construction. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. Total interest and amortization costs capitalized for the three months ended September 30, 2012 was $29.8 million as compared to $3.3 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, total interest and amortization costs capitalized were $55.7 million and $3.8 million, respectively.

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

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first nine months of 2012 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of September 30, 2012, we did not have any variable rate debt outstanding. In October 2012, we entered into a new $500 million Term Loan. The Term Loan bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the Term Loan. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $5.0 million per annum. As of November 6, 2012, the
1-year LIBOR rate was 0.872% which means the LIBOR floor is triggered and the current interest rate on the Term Loan would be approximately 6.25%, or approximately $31.3 million per year. We have not entered into any interest rate hedges or swaps with regards to the Term Loan.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2012, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the company both immediately prior to, and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the United States District Court for the Southern District of Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. We intend to vigorously pursue our claims, but we can provide no assurance as to the outcome of this legal action.

Item 1A.	Risk Factors

We face various risks in our relationship with F3 Capital and Hsin-Chi Su, its owner.

As of September 30, 2012, on a fully diluted basis, F3 Capital owned approximately 34.5% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, a former director of the Company, has significant influence over all matters upon which shareholders may vote, including the election of our directors. The interests of F3 Capital and Mr. Su, on the one hand, and our shareholders, on the other hand, may differ, and neither F3 Capital nor Mr. Su is under any fiduciary duty to consider the interests of our company or our shareholders. In fact, F3 Capital and Mr. Su may take action that they perceive benefits themselves and that may be detrimental to our other shareholders, our debt holders and, as a result, our employees as well.

We have entered into various agreements with F3 Capital and its affiliates that are publicly available and filed with the SEC. In addition, F3 Capital nominated four members of our board of directors. Because F3 Capital is our largest shareholder, our relationship could create, or appear to create, conflicts of interest, including when our board of directors is faced with decisions that could have different implications for us and F3 Capital or its affiliates. The appearance of such conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, the price of our securities as well as our relationship with other companies and our ability to enter into new relationships in the future, which may have a material adverse effect on our ability to do business.

On August 21, 2012, we filed a lawsuit against Mr. Su which is currently pending in the United States District Court for the South District of Texas. The complaint asserts breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment and seeks to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer. We can provide no assurance as to the outcome of this legal action.

F3 Capital and Mr. Su could bring legal actions against us to preserve their own interests or make arguments that their interests have somehow been damaged by us, among other things. The fact that we have sued Mr. Su may motivate F3 Capital or Mr. Su to take additional actions or positions that negatively impact the interests of other shareholders or employees, including but not limited to voting against our existing board of directors when they stand for re-election. Finally, even if we prevail in any of these legal proceedings, we may not be able to collect any amounts or damages and these legal proceedings could result in the incurrence of significant legal and related expenses. Our ability to collect damages or recover legal and related expenses may be limited by several factors in addition to the outcome of the litigation, including but not limited to our ability to enforce any such awards in the various jurisdictions where F3 Capital and Mr. Su maintain assets. These risks and the perception of them could adversely impact our business, financial condition and results of operations and the price of our securities.

Failure to timely commence contract operations for the Titanium Explorer may have a material and adverse effect on our business.

We have secured a drilling contract for the Titanium Explorer and have commenced acceptance testing with Petrobras. However, if the Titanium Explorer is not acceptable to our customer, or if we are unable to commence timely with the Titanium Explorer, our drilling contract could be cancelled and/or we may be required to pay damages to our customer, and our business, financial condition, results of operations and future prospects could be materially adversely affected.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Indenture dated as of August 21, 2012 among Vantage Drilling company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.2	First Supplemental Indenture dated as of August 21, 2012 among Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

10.1	First Amendment to Credit Agreement dated as of August 13, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Royal Bank of Canada, as lender and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 14, 2012)

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

101.INS	— XBRL Instance Document **

101.SCH	— XBRL Schema Document **

101.CAL	— XBRL Calculation Document **

101.DEF	— XBRL Definition Linkbase Document **

101.LAB	— XBRL Label Linkbase Document **

101.PRE	— XBRL Presentation Linkbase Document **

*	Filed herewith.
**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY

By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 9, 2012