Form 10-K
period 2012-12-31
Vantage Drilling CO
filed 2013-02-15
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34094

Vantage Drilling Company

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 800, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value $.001 per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting stock held by nonaffiliates as of June 30, 2012 based on the closing price of $1.50 per share on the NYSE MKT on such date, was approximately $269.2 million.

The number of the registrant’s ordinary shares outstanding as of February 1, 2013 is 301,657,368 shares.

Documents incorporated by reference

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held on March 18, 2013 are incorporated by reference into Part III of this Annual Report.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are included throughout this Annual Report, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Annual Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	general economic conditions and conditions in the oil and gas industry;

•	our failure to obtain delivery of the Tungsten Explorer;

•	our inability to secure a drilling contract for the Tungsten Explorer;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of the Macondo well incident on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	increased cost of obtaining supplies;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	various risks in our relationship with F3 Capital and its affiliates; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Drillships

Drillships are self-propelled, dynamically positioned and suited for drilling in remote locations because of their mobility and large load carrying capacity. The Platinum Explorer and the Titanium Explorer, formerly known as the Dragonquest, are designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet. The drillships’ hull design has a variable deck load of approximately 20,000 tons and measures 781 feet long by 137 feet wide. The Platinum Explorer began operating in December 2010 and the Titanium Explorer began operating in December 2012.

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships
Platinum Explorer (1)	100%	2010	12,000	40,000	Operating
Titanium Explorer (1)	100%	2012	12,000	40,000	Operating
Tungsten Explorer (1)	100%	2013	12,000	40,000	Under construction
Palladium Explorer (2)	42%	2015	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water, but the Platinum Explorer and Titanium Explorer are currently equipped to drill in 10,000 feet of water. The Tungsten Explorer will be equipped to drill in 10,000 feet of water.
(2)	The Palladium Explorer is directly owned by Sigma Drilling, Ltd. As of December 31, 2012, we owned 41.9% of the outstanding shares of Sigma Drilling, Ltd. The Palladium Explorer will be equipped to drill in 12,000 feet of water.

Strengths

We believe our primary competitive strengths include the following;

• Premium fleet. Our fleet is currently comprised of seven ultra-premium high specification drilling units, four jackup rigs and three drillships. We believe the Emerald Driller, Sapphire Driller, Aquamarine Driller and Topaz Driller are ultra-premium jackup rigs due to their ability to drill in deeper depths, as well as their enhanced operational efficiency and technical capabilities when compared to a majority of the current global jackup rig fleet, which is primarily comprised of older, smaller, less capable rigs using less modern technology. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are ultra-deepwater drillships that are designed to drill in up to 12,000 feet of water. The Platinum Explorer and Titanium Explorer are currently equipped to drill in water depths of up to 10,000 feet, and the Tungsten Explorer will be equipped to drill in water depths of up to 10,000 feet upon its delivery in 2013. We believe 10,000 feet to be the upper-limit water depth currently being developed by leading offshore exploration and production companies and that they are evaluating new deepwater development projects in water depths in excess of 10,000 feet.

Additionally, in November 2012 we acquired approximately 42% of Sigma Drilling, Ltd. (“Sigma”), which has contracted to build a next generation ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in South Korea. The Palladium Explorer will be equipped with a dual derrick, two blowout preventers and have state of the art capabilities, and will be able to drill in 12,000 feet of water.

• Strong asset coverage. Our owned fleet includes four jackups, two drillships and one drillship under construction at an estimated total cost of approximately $3.4 billion. These costs reflect all incurred costs associated with the purchase, construction, delivery and commissioning of the vessels, as well as significant supplies of major components with respect to the drillship, and capitalized interest. As of December 31, 2012, we had approximately $2.7 billion of debt outstanding, which represents a ratio of 1.2x total cost to debt outstanding.

• Proven track record. We have a proven track record of successfully managing, constructing, marketing and operating offshore drilling units, having previously managed significant drilling fleets for some of our competitors. Our in-house team of engineers and construction personnel has overseen complex rig construction projects. As a result, our rigs have generally been delivered within budget and either on time or ahead of schedule. Collectively, our jackup fleet and the Platinum Explorer have experienced approximately 99.6% and 97% of productive time, respectively, during 2012 which we believe is above average for the industry. The Titanium Explorer recently commenced operations in the U.S. Gulf of Mexico in early December 2012.

• Experienced management and operational team. We benefit from our management team, which has extensive experience in the drilling industry, including international and domestic public company experience involving numerous acquisitions and debt and equity financings.

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

• Focus on international markets. We have been able to successfully deploy and operate our drilling units in some of the most active international oil and natural gas producing regions. We believe that exposure to certain international markets with major, national and independent oil and natural gas companies will increase the predictability of our cash flows because those markets have exhibited less cyclicality. We also believe that our internationally diverse platform reduces our exposure to a single market. Through the continued growth of our presence in North America, Asia and West Africa, we intend to capitalize on our existing infrastructure to better serve our customers.

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

• Use contracted cash flow to reduce leverage. We have been able to successfully contract our drillships under multi-year contracts, which we believe will enable us to begin to reduce our long-term debt.

• Identify and pursue acquisition opportunities. We plan to consider strategic acquisitions of assets and other offshore drilling companies. As part of our acquisition strategy, we might raise additional debt and equity capital and/or seek co-investment from partners.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. Beginning in 2008, global disruption in the financial markets and depressed oil and gas prices reduced demand for offshore drilling during 2009. These conditions improved in subsequent years as the financial markets stabilized and oil prices recovered. With the market improvement, oil and gas companies have increased spending for offshore drilling services and current market conditions are robust.

We believe that market conditions will continue to be favorable for offshore drilling for the near and intermediate terms.

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

Our jackup fleet is focused on the “long-legged” (350+ ft.) high specification market. The drillships that we operate are focused on the ultra-deepwater segment, which has been very strong in recent years as demand for ultra-deepwater rigs has exceeded supply.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2012, 2011 and 2010, the following customers accounted for more than 10% of our consolidated revenue:

	For the Years Ended December 31,
	2012	2011	2010
Oil and Natural Gas Corporation (“ONGC”)	44%	41%	—
Olio Energy Sdn Bhd.(Total E&P and Petronas Carigali)	24%	—	—
PTT Exploration and Production.	11%	—	—
Foxtrot International LDC	10%	—	—
Valencia Drilling Corporation (“Valencia”)	—	13%	—
SeaDragon Offshore Limited	—	—	26%
Pearl Oil (Thailand) Ltd.	—	—	21%
VAALCO Gabon (Etame), Inc.	—	—	13%
PetroVietnam Drilling and Well Services	—	—	11%

Drilling Unit Agreements

Our drilling contracts are the result of negotiation with our customers, and most contracts are awarded through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control. Currently all of our drilling contracts are on a dayrate basis. A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment. Such payments may not, however, fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of extensive downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. During periods of depressed market conditions, our clients may seek to renegotiate drilling contracts to reduce their obligations or may seek to repudiate their contracts. Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension. If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statements of financial position, results of operations or cash flows.

The following table sets forth certain information concerning the contract status of our owned offshore drilling fleet.

Name	Region	Expected Contract Duration	Actual/ Expected Contract Commencement	Average Drilling Revenue Per Day (1)	Customer
Emerald Driller	Southeast Asia	24 months	Q3 2011	$130,000	PTTEP
	Southeast Asia	24 months	Q3 2013	$156,000	PTTEP
Sapphire Driller	West Africa	12 months	Q1 2012	$120,000	Foxtrot International
	West Africa	3 months	Q1 2013	$165,000	Foxtrot International
	West Africa	6 months	Q2 2013	$165,000	Rialto Energy Ltd.
Aquamarine Driller	Southeast Asia	12 months	Q4 2012	$153,000	Petronas Carigali
Topaz Driller	Southeast Asia	14 months	Q4 2012	$187,000(2)	Total E&P Indonesia(3)
Platinum Explorer	India	5 years	Q4 2010	$590,500	ONGC
Titanium Explorer	U.S. Gulf of Mexico	8 years	Q4 2012	$576,400(3)	Petrobras

(1)	Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue includes mobilization and demobilization fees and other contractual revenues associated with the drilling services.
(2)	Total E&P Indonesia has three six month options at $155,000 per day and Total E&P Malaysia has an option for one additional well at $135,000 per day.
(3)	The average drilling revenue per day includes the achievement of a 12.5% bonus opportunity, but excludes mobilization revenues and revenue escalations included in the contract.

Contract Backlog

As of December 31, 2012, our owned fleet had total contract backlog of approximately $2.7 billion, including estimated contract backlog with ONGC for the Platinum Explorer of approximately $639.4 million and with Petrobras for the Titanium Explorer of approximately $1.8 billion. In January 2013, we received a conditional letter of award for the Tungsten Explorer to work for a major international operator. The estimated revenue over the initial two-year firm period of the contract is approximately $468.0 million, including mobilization and demobilization fees.

Drillship Construction Supervision and Management Services Agreements

We are party to agreements to manage the construction of the drillships Dalian Developer and Palladium Explorer. We are negotiating management agreements for the jackup rigs Primus, Laurus, Decus and Fortius. During the construction of each of these vessels we are entitled to receive a fixed fee pursuant to the terms of our agreements with the rig owners.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. In furtherance of this arrangement, we provided a technical assistance letter to the contractor to assist them in obtaining qualified status with their potential customers for the jackup rig. The contractor subsequently acquired a second jackup rig currently under construction and ordered two additional rigs. The contractor has awarded us the management of the construction and operations of each of the four rigs. Under the terms of our management agreements, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rigs. Our counterparties to the agreements may terminate their obligations to us at any time upon ninety days written notice, or if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the rig is damages to the point of being inoperable; or (iv) the rig is sold and no outstanding payments are owed to us.

In November 2012, we invested $31 million for an approximate 42% ownership interest in Sigma for purposes of contracting for the construction of an ultra deepwater drillship to be known as the Palladium Explorer. Pursuant to the terms of the fixed price turnkey contract, the Palladium Explorer will be built at the STX yard in South Korea, with a scheduled delivery date of November 2015. The vessel will have a dual derrick, two blow-out preventers and will be equipped to operate in 12,000 feet of water. Sigma has also obtained fixed price options for the purchase of up to five additional drillships. In conjunction with our investment in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we are receiving a fixed monthly management fee during the expected thirty-six month construction period for the vessel. We expect to conclude agreements with Sigma to provide marketing and operational services for the vessel during 2013.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

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

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for these six assets is $2.3 billion. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and the drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

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

The Titanium Explorer is currently operating in the U. S. Gulf of Mexico for Petrobras. Heightened environmental concerns in the U.S. Gulf of Mexico have led to greater and more stringent environmental regulation, higher drilling costs, and a more difficult and lengthy well permitting process. In the United States, requirements applicable to our operations include regulations that require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants, including petroleum, into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before discharge from specified exploration activities occurs. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. Violations of monitoring, reporting, permitting and other requirements can result in the imposition of administrative, civil and criminal penalties.

The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owners or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities of all removal costs plus $75.0 million, and a lesser limit for some vessels depending on their size. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to administrative, civil or criminal enforcement actions. Congress has been urged to consider changes to OPA that would increase or eliminate the limits on liability. OPA requires owners and operators of certain vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility. Vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or financial guaranty.

Law governing air emissions and solid and hazardous waste also apply to our operations. The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establishment of air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

In recent years, a variety of initiatives intended to enhance vessel security were adopted to address terrorism risks, including the U.S. Coast Guard regulations implementing the Maritime Transportation Security Act of 2002. These regulations require, among other things, the development of vessel security plans and on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications.

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

Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International

Tonnage Certificate for the vessel. The United States has ratified Annex VI. In addition, any drilling units we operate internationally are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects are generally exempt from the more costly compliance requirements of Annex VI. Accordingly, we do not anticipate incurring significant costs to comply with Annex VI in the near term.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position. We believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject.

Employees

At January 31, 2013, we had a managed headcount of approximately 1,056, of which 663 were our direct employees. We will continue to hire more employees to meet our future operational needs.

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

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks facing us. Additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial position, operating results or cash flows.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations.

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2012, four customers accounted for approximately 44%, 24%, 11% and 10%, respectively, of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupt or curtail their activities, fail to pay for the services that have been performed, terminate their contracts, fail to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

We are exposed to the credit risks of our key customers, including certain affiliated companies, and certain other third parties, and nonpayment by these customers and other parties could adversely affect our financial position, results of operations and cash flows.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by key customers and certain other third parties could adversely affect our financial position, results of operations and cash flows. If any key customers or other parties default on their obligations to us, our financial results and condition could be adversely affected. Furthermore, some of these customers and other parties may be highly leveraged and subject to their own operating and regulatory risks.

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

Our business, including the utilization rates and dayrates we achieve for our owned and managed drilling units, depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions;

•	the worldwide production and demand for oil and natural gas;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	expectations regarding future prices;

•	advances in exploration, development and production technology;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of decline of existing and new oil and natural gas reserves;

•	the level of production in non-OPEC countries;

•	domestic and international tax policies;

•	the development and exploitation of alternative fuels;

•	weather;

•	blowouts and other catastrophic events;

•	governmental laws and regulations, including environmental laws and regulations;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	volatility in the exchange rate of the U.S. dollar against other currencies; and

•

the worldwide military and political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and natural gas producing regions or further acts of terrorism.

In addition to oil and gas prices, the offshore drilling industry is influenced by additional factors, including:

•	the availability of competing offshore drilling vessels and the level of construction activity for new drilling vessels;

•	the level of costs for associated offshore oilfield and construction services;

•	oil and gas transportation costs;

•	the discovery of new oil and gas reserves;

•	the cost of non-conventional hydrocarbons; and

•	regulatory restrictions on offshore drilling

Any of these factors could reduce demand for our services and adversely affect our business and results of operations.

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

Currently, our drilling contracts are dayrate contracts, where we charge a fixed rate per day regardless of the number of days needed to drill the well. While we plan to continue to perform services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, where we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, where we agree to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are riskier for us than a dayrate contract as we would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject us to greater risks associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant cost increases or may result in a decision to abandon a well project which would result in us not being able to invoice revenues for providing services. Any such termination or renegotiation of contracts and unfavorable costs increases or loss of revenue could have a material adverse impact on our financial condition and results of operations.

Lower prices for oil and natural gas reduce demand for our services and could have a material adverse effect on our revenue and profitability.

Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined to approximately $111 per barrel at year-end 2012. During 2012, the benchmark for crude prices fluctuated between the high 80’s per barrel and high 120’s per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long- term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

Failure to obtain delivery of the Tungsten Explorer could have a material and adverse effect on our business.

We expect to take delivery of the Tungsten Explorer in the second quarter of 2013, but such vessel may not be delivered to us on time, or at all. A delay in the delivery date of the Tungsten Explorer beyond what we expect or non-delivery of such vessel could result from a variety of factors affecting the shipyard, or our failure to make the final construction payment under the construction contract for the Tungsten Explorer. Failure to obtain delivery of the Tungsten Explorer in a timely manner or at all may have a material adverse effect on our business, financial condition and results of operations.

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

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. It is currently estimated that 83 newly constructed jackup rigs will be entered into service between now and December 2014 and 46 deepwater rigs are scheduled for delivery through 2014. This could result in an excess supply of rigs in the markets in which we operate. Periods of low demand and excess supply intensify competition in the industry and often result in some drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

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

Our operations are subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punch-throughs, craterings, fires and pollution. The occurrence of these events (such as events similar to the 2010 incident in the U.S. Gulf of Mexico involving the Macondo well) could result in the suspension of drilling or production operations, claims by the operator and others affected by such events, severe damage to, or destruction of, the property and equipment involved, injury or death to drilling unit personnel, environmental damage and increased insurance costs. We may also be subject to personal injury and other claims of drilling unit personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

In addition, our operations will be subject to perils particular to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Severe weather could have a material adverse effect on our operations. Our drilling units could be damaged by high winds, turbulent seas, or unstable sea bottom conditions which could potentially cause us to curtail operations for significant periods of time until such damages are repaired.

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

Our offshore drilling operations could be adversely impacted by changes in regulation of offshore oil and gas exploration and development activity.

Offshore drilling operations in the United States and elsewhere could be adversely impacted by the Macondo well incident in the U.S. Gulf of Mexico and further changes in regulation of offshore oil and gas exploration and development activities. After the Macondo well incident, the U.S. Department of the Interior implemented a six-month moratorium/suspension on certain drilling activities in water depths greater than 500 feet in the U.S. Gulf of Mexico. While the moratorium has since been lifted, significant new requirements with respect to development and production activities in the U.S. Gulf of Mexico have been imposed and the approval of applications to drill in both deepwater and shallow-water areas have been delayed until it is confirmed that those requirements have been met. These new requirements relate to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other environmental and safety matters.

Customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our customers generally assume liability for and indemnify us against well control and subsurface risks under our dayrate contracts, and we do not separately purchase insurance for such indemnified risks. These risks are those associated with the loss of control of a well, such as blowout or cratering (for example, the Macondo well), the cost to regain control or redrill the well and associated pollution. In the future, we may not be able to obtain agreements from customers to indemnify us for such damages and risks or the indemnities that we do obtain may be limited in scope and duration. Additionally, even if our customers agree to indemnify us, there can be no assurance that they will necessarily be financially able to indemnify us against all of these risks.

Our insurance coverage may not be adequate if a catastrophic event occurs.

As a result of the number and significance of catastrophic events in the offshore drilling industry in recent years, such as hurricanes and spills in the Gulf of Mexico, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages, such as Gulf of Mexico windstorm coverage, unavailable to us on commercially reasonable terms.

While we believe we have reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, would be adequate should a catastrophic event occur related to our property, plant or equipment, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, or when we seek coverage in the future, we cannot guarantee that adequate coverage will be available, offered at reasonable prices, or offered by insurers with sufficient financial soundness. Additionally, we do not have third party windstorm insurance for our drillship operating in the Gulf of Mexico and we may not have windstorm insurance for any vessel that we operate in the Gulf of Mexico in the future. The occurrence of an incident or incidents affecting any one or more of our drilling units could have a material adverse effect on our financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages.

Our international operations are subject to additional political, economic, and other uncertainties not generally associated with domestic operations.

A primary component of our business strategy is to operate in international oil and natural gas producing areas. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;

•	government corruption;

•	potential seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees, including kidnappings;

•	piracy;

•	increased operating costs;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage in certain areas;

•	import-export quotas;

•	confiscatory taxation;

•	work stoppages;

•	unexpected changes in regulatory requirements;

•	wage and price controls;

•	imposition of trade barriers;

•	imposition or changes in enforcement of local content laws;

•	restrictions on currency or capital repatriations;

•	currency fluctuations and devaluations; and

•	other forms of government regulation and economic conditions that are beyond our control.

Our financial condition and results of operations could be susceptible to adverse events beyond our control that may occur in the particular countries or regions in which we are active. Additionally, we may experience currency exchange losses where, at some future date, revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available in the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

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

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Additionally, our operations and activities in the United States and its territorial waters are subject to numerous environmental laws and regulations, including the Clean Water Act, the OPA, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Resource Conservation and Recovery Act and MARPOL. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations.

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

In addition some financial institutions are imposing, as a condition to financing, requirements to comply with additional non-governmental environmental and social standards in connection with operations outside the United States, such as the Equator Principles, a credit risk management framework for determining, assessing and managing environmental and social risk in project finance transactions. Such additional standards could impose significant new costs on us, which may materially and adversely affect us.

Changes in U.S. federal laws and regulations, or in those of other jurisdictions where we operate, including those that may impose significant costs and liability on us for environmental and natural resource damages, may adversely affect our operations.

If the U.S. government amends or enacts new federal laws or regulations, our potential exposure to liability for operations and activities in the United States and its territorial waters may increase. Although the Oil Pollution Act of 1990 provides federal caps on liability for pollution or contamination future laws and regulations may increase our liability for pollution or contamination resulting from any operations and activities we may have in the United States and its territorial waters including punitive damages, and administrative, civil and criminal penalties. Additionally, the jurisdictions where we operate may also modify their laws and regulations in a manner that would increase our liability for pollution and other environmental damage.

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

As of December 31, 2012, on a consolidated basis, we had total senior indebtedness outstanding of approximately $2.7 billion consisting of the 11 1/2% Senior Secured Notes, the 7.5% Senior Secured Notes (together, the 11  1/2 % Senior Secured Notes and the 7.5% Senior Secured Notes are referred to as the “secured notes”), the term loan, our convertible notes, the F3 Capital Note, and the revolving credit agreement. Subject to the restrictions in the indentures governing the secured notes, the term loan and our revolving credit agreement, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•

prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control or in connection with an excess cash flow offer, which would constitute a default under the indenture governing the notes;

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on the notes and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

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

Even with our existing level of debt, we and our subsidiaries may be able to incur substantial amounts of additional secured and unsecured indebtedness in the future, including debt under future credit facilities, some or all of which may be secured on a first priority basis with the secured notes, the note guarantees, the term loan and the revolving credit agreement. As of December 31, 2012, we have the ability to incur additional indebtedness under the indentures governing the secured notes. Although the terms of the indentures governing the secured notes, the term loan and the revolving credit agreement will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. In addition, the indentures governing the notes allow us to issue additional notes under certain circumstances, which additional notes will also be guaranteed by the guarantors and will share in the collateral that will secure the secured notes, the note guarantees, the term loan and revolving credit agreement in which case, the holders of that debt will be entitled to share equally with the holders of the notes, the note guarantees, the term loan and the revolving credit agreement in any proceeds distributed in connection with our winding up, insolvency, liquidation, reorganization or dissolution. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our substantial leverage.

The agreements governing the secured notes, the term loan and the revolving credit agreement impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from capitalizing on business opportunities and restrict our ability to operate our business.

The agreements governing the secured notes, the term loan and the credit agreement contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the indentures governing the notes. In addition, the restrictions contained in the indentures governing the secured notes may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. We are also subject to additional restrictions in the term loan agreement and revolving credit agreement, and in the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our existing and future debt agreements, including the indentures governing the secured notes, the term loan, the revolving credit agreement, which could allow all amounts outstanding thereunder to be declared immediately due and payable. This would likely in turn trigger cross-acceleration and cross-default rights under the indentures governing the secured notes, the term loan, the revolving credit agreement and the terms of our other indebtedness outstanding at such time. If the amounts outstanding in respect of the secured notes, the note guarantees, the term loan, the revolving credit agreement or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

Consolidation of suppliers may increase the cost of obtaining supplies, which may have a material adverse effect on our results of operations and financial condition.

We rely on certain third parties to provide supplies and services necessary for our offshore drilling operations, including, but not limited to, drilling equipment suppliers, catering and machinery suppliers. Recent mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. Such consolidation, combined with a high volume of drilling units under construction, may result in a shortage of supplies and services thereby increasing the cost of supplies and/or potentially inhibiting the ability of suppliers to deliver on time, or at all. These cost increases, delays or unavailability could have a material adverse effect on our results of operations and result in drilling unit downtime, and delays in the repair and maintenance of our drilling units.

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

The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our extensive training and compliance program, we cannot assure you that our internal control policies and procedures will always protect us from improper acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. laws and regulations prohibit us from using.

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

As of December 31, 2012, on a fully diluted basis, F3 Capital owned approximately 33.9% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, a former director of the Company, has significant influence over all matters upon which shareholders may vote, including the election of our directors. The interests of F3 Capital and Mr. Su, on the one hand, and our shareholders, on the other hand, may differ, and neither F3 Capital nor Mr. Su is under any fiduciary duty to consider the interests of our company or our shareholders. In fact, F3 Capital and Mr. Su may take action that they perceive benefits themselves and that may be detrimental to our other shareholders, our debt holders and, as a result, our employees as well.

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

On August 21, 2012, we filed a lawsuit against Mr. Su which is currently pending in the United States District Court for the Southern District of Texas. The complaint asserts breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment and seeks to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer. As of February 14, 2013, Mr. Su had not filed a response or answer to the lawsuit. We can provide no assurance as to the outcome of this legal action.

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

Upon the occurrence of specified change of control events in the indentures governing the secured notes, we will be required to offer to repurchase all of such outstanding notes at a price equal to 101% of the aggregate principal amount of such notes repurchased, plus accrued and unpaid interest and additional interest, if any, up to, but not including the date of repurchase. In connection with certain asset sales, we will be required to offer to repurchase the notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, up to but not including the date of repurchase. Furthermore, in 2015 and 2017 we may be required to repurchase our convertible notes at the holders’ option. Additionally, following a termination of trading event with respect to our ordinary shares we will be required to repurchase our convertible notes. We may not have sufficient funds available to repurchase all of the notes tendered pursuant to any such offer and any other debt that would become payable upon a change of control or in connection with such an asset sale offer, including under our term loan, revolving credit agreement and future debt agreements. The term loan, revolving credit agreement and any other of our future debt agreements may also limit our ability to repurchase these notes until all such debt is paid in full. Our failure to purchase these notes would be a default under the indentures governing the notes, which would in turn likely trigger a default under our existing and any future debt agreements. In addition, the occurrence of a change of control may also constitute an event of default under our term loan, revolving credit agreement, and any future debt agreements. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Moreover, the existing credit facilities and any future indebtedness we incur may restrict our ability to repurchase these notes, including following a change of control. We may be unable to repay all of such indebtedness or obtain a waiver. Any requirement to offer to repurchase outstanding notes or repay the term loan or revolving loan may therefore require us to refinance our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated with limited liability under the laws of the Cayman Islands. In addition, most of our directors and executive officers are nationals or residents of jurisdictions other than the United States and a substantial portion of our assets are located outside the United States. As a result, it may be difficult for holders of our securities to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or executive officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (2011 Revision) (as the same may be supplemented or amended from time to time) of the Cayman Islands, and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from those under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws which may provide significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without re-examination of the merits of the underlying dispute , provided such judgment:

•	is final;

•	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

•	is not in respect of taxes, a fine, or a penalty; and

•	was neither obtained in a manner, nor is of a kind enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain offices, land bases and other facilities worldwide, including our principal executive offices in Houston, Texas, regional operational office in Singapore and a marketing office in Dubai. We lease all of these facilities.

The description of our drilling fleet included under “Item 1. Business” is incorporated by reference herein.

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

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our board of directors and the owner of F3 Capital, our largest shareholder, which is currently pending in the United States District Court for the South District of Texas. The complaint asserts breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment and seeks to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer. We can provide no assurance as to the outcome of this legal action.

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

Market Prices and Dividends

Our ordinary shares are listed on the NYSE MKT under the symbol “VTG”. The following table sets forth the range of the high and low sale prices for our ordinary shares for the periods indicated.

	Common Stock / Ordinary Shares
	High	Low
Year Ending December 31, 2013:
First quarter (through January 31, 2013)	$1.90	$1.76

Year Ended December 31, 2012:
Fourth quarter	$1.95	$1.53
Third quarter	$1.92	$1.43
Second quarter	$1.68	$1.32
First quarter	$1.78	$1.01

Year Ended December 31, 2011:
Fourth quarter	$1.56	$1.04
Third quarter	$1.92	$0.97
Second quarter	$2.05	$1.54
First quarter	$2.26	$1.76

As of January 31, 2013, there were approximately four holders of record of our units, and approximately 17 holders of record of our ordinary shares, not including beneficial owners holding shares through nominee names.

We have not paid dividends on our ordinary shares to date and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for debt reduction and growth. The payment of future dividends, if any, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. We are subject to certain restrictive covenants under the terms of the agreements governing our indebtedness, including restrictions on our ability to pay any cash dividends.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2012.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares over the five-year period from December 31, 2007 to December 31, 2012. We were in the development stage during 2007 and 2008. Our first jackup rig began operations in February 2009. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on December 31, 2007 and that all dividends were reinvested on the date of payment.

Indexed Returns	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012
Vantage Drilling Company	$100.00	$14.47	$21.18	$26.71	$15.26	$23.29
S&P 500 Index	$100.00	$61.51	$75.94	$85.65	$85.65	$97.24
DJ U.S. Oil Equip & Service Index	$100.00	$41.21	$66.84	$87.55	$80.67	$79.24

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

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our 2007 Long-Term Incentive Plan (“2007 LTIP”) as of December 31, 2012:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	179,000	$8.40	7,433,606
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	179,000	$8.40	7,433,606

(1)	Our only equity compensation plan is the 2007 LTIP.
(2)	Does not include an additional 10,539,046 shares of restricted stock that have been granted and are outstanding as of December 31, 2012 under the 2007 LTIP.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2012		2011		2010		2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$471,472		$485,829		$278,403		$111,493	$913
Operating costs, excluding impairment and termination costs	230,089		284,881		176,387		66,228	5,365
General and administrative expenses	26,002		26,317		21,719		15,690	9,334
Depreciation	68,747		64,477		33,384		11,218	101
Impairment and termination costs	—		—		—		—	38,286 (1)

Income (loss) from operations	146,634		110,154		46,913		18,357	(52,173)
Loss on debt extinguishment	(124,599	)(2)	(25,196	)(3)	(24,006	)(4)	—	—
Loss on acquisition of subsidiary	—		—		(3,780	)(5)	—	—
Interest income (expense)	(149,028)		(154,801)		(49,265)		(8,155)	4,039
Other income (expense)	595		1,324		1,510		609	86

Income (loss) before income taxes	(126,398)		(68,519)		(28,628)		10,811	(48,048)
Income tax provision (benefit)	18,906		11,432		18,951		1,972	(670)

Net income (loss)	$(145,304)		$(79,951)		$(47,579)		$8,839	$(47,378)

Earnings (loss) per share
Basic	$(0.50)		$(0.28)		$(0.19)		$0.07	$(0.78)
Diluted	$(0.50)		$(0.28)		$(0.19)		$0.07	$(0.78)
Other Financial Data
EBITDA Reconciliation
Net income (loss)	$(145,304)		$(79,951)		$(47,579)		$8,839	$(47,378)
Interest (income) expense	149,028		154,801		49,265		8,155	(4,039)
Income tax provision (benefit)	18,906		11,432		18,951		1,972	(670)
Depreciation	68,747		64,477		33,384		11,218	101

EBITDA (6)	91,377		150,759		54,021		30,184	(51,986)
Loss on debt extinguishment	124,599		25,196		24,006		—	—
Loss on acquisition of subsidiary	—		—		3,780		—	—
Impairment and termination costs	—		—		—		—	38,286

Adjusted EBITDA (7)	$215,976		$175,955		$81,807		$30,184	$(13,700)

Balance Sheet Data
Cash and cash equivalents	$502,726		$110,031		$120,443		$15,992	$16,557
Total other current assets	186,119		149,221		110,426		65,228	6,963
Property and equipment, net	2,717,506		1,805,075		1,718,132		888,212	630,896
Total other assets	123,856		58,173		54,193		149,747	10,867
Total assets	3,530,207		2,122,500		2,003,194		1,119,179	665,283
Total current liabilities	205,643		150,171		116,065		64,043	35,832
Long-term debt, net	2,710,559		1,246,428		1,103,480		378,078	133,000
Other long-term liabilities	45,520		29,755		13,498		—	—
Ordinary shares, subject to possible redemption	—		—		—		—	—
Shareholders’ equity	568,485		696,146		770,151		677,058	496,451
Total liabilities and shareholders’ equity	$3,530,207		$2,122,500		$2,003,194		$1,119,179	$665,283
Cash Flow Data
Net cash provided by (used in) operating activities	$(150,565)		$15,873		$9,585		$(29,785)	$(9,772)
Net cash used in investing activities	(905,117)		(144,336)		(645,536)		(471,035)	(107,121)
Net cash provided by financing activities	1,448,377		118,051		740,402		500,255	132,187

(1)	Includes $10.0 million termination fee related to the Titanium Explorer purchase option and write-off of the book value of the rig when the purchase option was not exercised.
(2)

Includes $115.0 million for consent fee, $28.2 million for the write-off of deferred financing costs offset by $21.1 million of issuance premium associated with the early retirement of $1 billion of 11 1/2% Senior Secured Notes and $2.5 million for the write off of issuance discount associated with the partial conversion of the F3 Capital Note.

(3)	Includes $21.7 million in prepayment fees and $3.5 million for the write-off of deferred financing costs associated with the early retirement of the debt for the acquisition of the Aquamarine Driller.
(4)

Includes $10.8 million in prepayment fees and $12.3 million for the write-off of deferred financing costs associated with the retirement of outstanding debt under our original credit facility and our 13 1/2% Senior Secured Notes.

(5)	Includes a bargain purchase gain of $12.3 million in connection with the acquisition of the 55% interest in Mandarin, and a $16.1 million loss on the remeasurement of our previously held 45% in Mandarin under purchase accounting.
(6)	Earnings before Interest, Taxes and Depreciation and Amortization (“EBITDA”) represents net income (loss) before (i) interest (income) expense, (ii) provision (benefit) for income taxes and (iii) depreciation and amortization expense. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.
(7)	Adjusted EBITDA represents EBITDA adjusted to exclude loss on debt extinguishment, loss on acquisition of subsidiary and impairment and termination costs. Adjusted EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. Adjusted EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2012 and 2011, and our results of operations for the years ended December 31, 2012, 2011 and 2010. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Under construction
Palladium Explorer(2)	2015	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water, but the Platinum Explorer and Titanium Explorer are currently equipped to drill in 10,000 feet of water. The Tungsten Explorer will be equipped to drill in 10,000 feet of water.
(2)	The Palladium Explorer is directly owned by Sigma Drilling, Ltd. As of December 31, 2012, we owned 41.9% of the outstanding shares of Sigma Drilling, Ltd.

Business Outlook

Over the 20 years prior to the beginning global banking crisis in 2008, global oil demand increased an average of 1.5% per annum; since the crisis, global oil demand has increased by an average of 0.8% to 1.0% per year. Weak economies and energy efficiencies account for some of the reduced demand, especially in OECD countries; however, demand in developing countries is strong and is forecasted to grow at approximately 2.6% in 2013 according to a recent International Energy Agency forecast. Other forecasts concerning the long-term expectations for energy demand also predict significant growth in developing nations, and while oil will remain the primary fossil fuel source, natural gas will supplant coal as the number two global fuel. Recent exploration and production spending surveys anticipate increased spending in international and offshore markets in 2013.

We believe the current favorable outlook for global oil and gas demand and expectations about higher natural gas prices will continue to increase the demand for our services in the areas of the world where we are currently operating.

We believe the market for jackups continues to improve as operators are actively developing oil and natural gas reserves. Contract rates and utilization have risen as operators’ demand for modern, high-specification jackups have increased. Recent contract awards have seen dayrates in excess of $170,000 per day. Demand for the newer jackups and higher dayrates have led to increased orders for rigs to shipyards in Singapore, South Korea, China and elsewhere and we currently estimate there are approximately 83 jackups scheduled for delivery through 2014, of which 70 are available for contract. We believe these new deliveries will not have a significant negative impact on future dayrates due to operators’ demand for newer jackups.

Deepwater and ultra-deepwater projects are typically longer in duration than shallow-water drilling programs, which reduce the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economic conditions and oil and natural gas prices and demand. We believe the long-term fundamentals for demand for oil and natural gas support a significant increase in deepwater and ultra-deepwater development. This is further supported by significant oilfield discoveries offshore Brazil, West Africa and in the U.S. Gulf of Mexico. We believe oil and gas companies are generally planning to increase their upstream capital spending levels in the near term.

As of January 2013, we estimate there are approximately 46 deepwater and ultra-deepwater rigs scheduled for delivery through 2014, of which 28 are contracted to customers. We believe that rig demand is likely to exceed rig supply despite projected delivery of newbuild units. The demand has resulted in an increase in dayrates with some recent ultra-deepwater contract fixtures in excess of $600,000 per day.

As a result of the Macondo well incident in April 2010, the U.S. government undertook a comprehensive regulatory review of domestic offshore drilling operations, significantly expanding and enhancing governmental oversight and regulation. Additionally, oil and gas operators are requiring more testing of rig equipment and are extensively reviewing contractors’ drilling and safety procedures. These measures have resulted in increased operating costs. In April 2012, we completed the acquisition of the Titanium Explorer, and in December 2012, the Titanium Explorer commenced drilling operations in the U.S. Gulf of Mexico after extensive customer and regulatory acceptance testing.

In January 2013, we received a conditional letter of award for the Tungsten Explorer to work in West Africa for a major international operator. The contract is for two years, with four six-month extension options. The letter of award is subject to customary conditions, including negotiating of final terms of the contract, which we expect to conclude during the first quarter of 2013. The estimated revenue over the initial two-year firm period of the contract is approximately $468 million, including mobilization and demobilization fees. Until the commencement of this contract in mid-2014, we will market the Tungsten Explorer in the spot market.

Results of Operations

The first of our jackup rigs began operations under its initial contract in February 2009. Our second jackup rig began operating under its first contract in August 2009 and our third jackup rig commenced operations in January 2010. Our fourth jackup rig began operating in March 2010. The Platinum Explorer, our first drillship, was delivered in November 2010 and commenced operations in late December 2010. Our second drillship, the Titanium Explorer, began operating in the U.S. Gulf of Mexico in early December 2012.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Jackups
Operating rigs, end of period	4	4	4
Available days (1)	1,464	1,460	1,375
Utilization (2)	96.7%	90.0%	98.7%
Average daily revenues (3)	$145,814	$129,443	$131,680
Drillships
Operating rigs, end of period	2	1	1
Available days (1)	391	365	2
Utilization (2)	96.4%	92.4%	90.6%
Average daily revenues (3)	$577,142	$583,331	$597,770

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

2012 compared to 2011

The following table is an analysis of our operating results for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	Change
	(In thousands)
Revenues
Contract drilling services	$423,897	$366,844	$57,053
Management fees	6,605	13,727	(7,122)
Reimbursables	40,970	105,258	(64,288)

Total revenues	471,472	485,829	(14,357)

Operating costs and expenses
Operating costs	230,089	284,881	54,792
General and administrative	26,002	26,317	315
Depreciation	68,747	64,477	(4,270)

Total operating expenses	324,838	375,675	50,837

Income from operations	146,634	110,154	36,480
Other income (expense)
Interest income	90	96	(6)
Interest expense and financing charges	(149,118)	(154,897)	5,779
Loss on debt extinguishment	(124,599)	(25,196)	(99,403)
Other income	595	1,324	(729)

Total other expense	(273,032)	(178,673)	(94,359)

Loss before income taxes	(126,398)	(68,519)	(57,879)
Income tax provision	18,906	11,432	7,474

Net loss	$(145,304)	$(79,951)	$(65,353)

Revenue: Total revenue for the year ended December 31, 2012 was $471.5 million compared to $485.8 million for 2011, a decrease of $14.3 million, or 3%. Contract drilling revenue totaled $423.9 million for 2012 compared with $366.8 million for 2011, an increase of $57.1 million, or 16%. The increase in drilling revenue was primarily due to increased dayrates and utilization on our jackup fleet in 2012, and to the commencement of operations of the Titanium Explorer in early December 2012. The jackup fleet utilization for the year ended December 31, 2012 was 96.7% as compared to utilization of 90.0% in the prior year. The utilization in the prior year was negatively impacted by out of service time for the Sapphire Driller due to a customer declaring force majeure on a contract in West Africa, and to shipyard days on the Topaz Driller as the rig was undergoing customer funded equipment upgrades. Our drillship utilization for the year ended December 31, 2012 was 96.5% compared to utilization of 92.4% in the prior year. Drillship available days for the year ended December 31, 2012 was 391 compared to 365 in the prior year, the increase of 26 days due to the commencement of operations of the Titanium Explorer in the U.S. Gulf of Mexico.

Management fees and reimbursable revenue for the year ended December 31, 2012 were $6.6 million and $41.0 million, respectively, as compared to $13.7 million and $105.3 million in the prior year. The significant decrease in management fees and reimbursable revenue is due to having one on-going project and managing the Titanium Explorer for four months during 2012 as compared to having four on-going projects on average during the year 2011.

Operating costs: Operating costs for the year ended December 31, 2012 were $230.1 million compared to $284.9 million in 2011, a decrease of $54.8 million, or 19%. This decrease was due primarily to a reduction of reimbursable costs associated with shipyard oversight projects to $6.4 million as compared to $102.4 million in the prior year. Offsetting the decrease were increases in operating expense due to the commencement of operations of the Titanium Explorer and non-capitalizable project costs for the Tungsten Explorer.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2012 were $26.0 million as compared to $26.3 million in 2011, a decrease of $315,000, or approximately 1%.

Depreciation expense: Depreciation expense for the year ended December 31, 2012 was $68.7 million as compared to $64.5 million in 2011, an increase of $4.2 million. The increase was primarily due to the addition of the Titanium Explorer to our operating fleet in the fourth quarter of 2012.

Interest expense and other financing charges: Interest expense and other financing charges for the year ended December 31, 2012 was $149.1 million compared to $154.9 million in 2011, a decrease of $5.8 million. The decrease was primarily due to increased interest capitalized on the Titanium Explorer and the Tungsten Explorer in 2012. Additionally, we incurred $2.0 million in fees related to an amendment of a term loan associated with the construction of the Aquamarine Driller in the first quarter of 2011.

We capitalized $75.1 million of interest and amortization costs in the year ended December 31, 2012, as compared to $7.3 million in the year ended December 31, 2011.

Loss on extinguishment of debt: In connection with the early retirement of $1.0 billion of 11 1/2% Senior Notes in October 2012, we recognized a loss of $122.1 million resulting from the payment of “make-whole” and consent fees of $115.0 million and the write-off of deferred financing costs of $28.2 million, which were offset by the early recognition of debt issuance premium of $21.1 million. Additionally, we recognized a charge of approximately $2.5 million related to the early extinguishment of $6.5 million aggregate principal of the F3 Capital Note applied as consideration for an equivalent principal amount of Convertible Notes.

In June 2011, we paid approximately $21.7 million in prepayment fees and wrote off approximately $3.5 million of deferred financing costs in connection with the early retirement of the Aquamarine Term Loan.

Income tax expense: Income tax expense for the year ended December 31, 2012 was $18.9 million compared to $11.4 million in 2011, an increase of $7.5 million. The increase was primarily due to increased revenues in 2012 in certain higher tax jurisdictions, which was partially offset by tax benefits in higher tax jurisdictions.

2011 compared to 2010

The following table is an analysis of our operating results for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	Change
	(In thousands)
Revenues
Contract drilling services	$366,844	$178,514	$188,330
Management fees	13,727	18,107	(4,380)
Reimbursables	105,258	81,782	23,476

Total revenues	485,829	278,403	207,426

Operating costs and expenses
Operating costs	284,881	176,387	(108,494)
General and administrative	26,317	21,719	(4,598)
Depreciation	64,477	33,384	(31,093)

Total operating expenses	375,675	231,490	(144,185)

Income from operations	110,154	46,913	63,241
Other income (expense)
Interest income	96	562	(466)
Interest expense and financing charges	(154,897)	(49,827)	(105,070)
Loss on debt extinguishment	(25,196)	(24,006)	(1,190)
Loss on acquisition of subsidiary	—	(3,780)	3,780
Other income	1,324	1,510	(186)

Total other expense	(178,673)	(75,541)	(103,132)

Income (loss) before income taxes	(68,519)	(28,628)	(39,891)
Income tax provision (benefit)	11,432	18,951	(7,519)

Net loss	$(79,951)	$(47,579)	$(32,372)

Revenue: Total revenue for the year ended December 31, 2011 was $485.8 million compared to $278.4 million for 2010, an increase of $207.4 million, or 75%. Contract drilling revenue totaled $366.8 million for 2011 compared with $178.5 million for 2010, an increase of $188.3 million, or 105%. These increases were primarily due to the commencement of operations of our drillship, the Platinum Explorer, in December 2010, together with the commencement of operations by two of our jackups, the Aquamarine Driller and the Topaz Driller, in January 2010 and March 2010, respectively. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. For 2011, reimbursable revenue was $105.3 million as compared to $81.8 million for 2010, an increase of $23.5 million or 29%. This increase was primarily due to increased rebillable oversight activities on the construction projects.

Operating costs: Operating costs for the year ended December 31, 2011 were $284.9 million compared to $176.4 million in 2010, an increase of $108.5 million, or 62%. This increase was due primarily to the commencement of the operations of the Platinum Explorer, and to the operation of all four jackups in 2011. Additionally, $19.5 million of the increase related to deepwater construction oversight expenses, primarily due to increased reimbursable activity costs.

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

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of approximately $483.2 million. Included in working capital is approximately $502.7 million of cash available for general corporate purposes. We have posted $24.8 million cash as collateral for bid tenders and performance bonds. For 2013, we are forecasting payments totaling approximately $273.6 million for principal and interest on our outstanding debt, including $86.3 million of interest on our 7.5% Senior Notes, $67.7 million of principal and interest on our Term Loan, $115.0 million of interest on our 11  1/2% Senior Notes and $4.6 million of interest on our 7 7/8% Senior Convertible Notes. We anticipate spending approximately $37.4 million on sustaining capital expenditures and $486.5 million for the final outfitting of the Tungsten Explorer, including the estimated final shipyard payment of $416.4 million, in 2013. These amounts do not include any capitalized interest related to the Tungsten Explorer. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

The timing of the Tungsten Explorer commencing initial operations is a significant factor that affects our liquidity position in the second half of 2013. The timing and extent of any contracts, and the related customer’s acceptance testing and any third party verifications will impact the commencement date of operations and could negatively impact liquidity.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2012. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	For the Years Ending December 31,
	Total	2013	2014-2015	2016-2017	After 5 Years
	(In thousands)
Payments on 7 1/2% Senior Notes	$1,150,000	$—	$—	$—	$1,150,000
Payments on Term Loan (1)	493,750	31,250	100,000	362,500	—
Payments on 11 1/2% Senior Notes (1)	999,999	—	999,999	—	—
Payments on 7 7/8% Senior Convertible Notes	56,500	—	—	56,500	—
Payments on F3 Capital Note (1)	53,500	—	—	—	53,500
Shipyard payment on Tungsten Explorer (2)	414,800	414,800	—	—	—
Interest payments	1,123,438	242,383	464,644	218,597	197,814
Operating lease payments (3)	25,569	10,052	14,423	997	97
Purchase obligations	70,200	70,200	—	—	—

Total as of December 31, 2012	$4,387,756	$768,685	$1,579,066	$638,594	$1,401,411

(1)	Amounts represent the accreted value of the debt at maturity.
(2)	Amount represents the estimated amount due the shipyard upon delivery of the Tungsten Explorer in May 2013, exclusive of any adjustments.
(3)	Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
	(In thousands)
7 1/2% Senior Notes, issued at par	$1,150,000	$—
Term Loan, net of discount of $9,539	484,211	—
11 1/2% Senior Notes, net of premium (discount) of $19,726 and ($12,503)	1,019,725	1,212,497
7 7/8% Senior Convertible Notes, net of discount of $2,709	53,791	—
F3 Capital note, net of discount of $19,418 and $26,069	34,082	33,931

	2,741,809	1,246,428
Less current maturities of long-term debt	31,250	—

Long-term debt	$2,710,559	$1,246,428

7 1/2% Senior Notes and $500 Million Term Loan

In October 2012, the Issuer issued $1.150 billion in aggregate principal amount of 7 1/2% Senior Notes under an indenture (the “7 1/2% Senior Notes”). The 7 1/2% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7 1/2% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7 1/2% per year. Interest on outstanding 7 1/2% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrently with the closing of the 7 1/2% Senior Notes, we entered into a new $500 million Term Loan (the “Term Loan”). The Term Loan was issued at 98% of the face value and bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. The original issue discount, reported as a direct deduction from the face amount of the Term Loan, will be recognized over the life of the Term Loan using the effective interest rate method. The Term Loan is secured by the same collateral securing the 7 1/2% Senior Notes.

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of $1.0 billion of our 11 1/2% Senior Notes and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship pursuant to the construction contract with DSME, and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

11 1/2% Senior Secured Notes

On July 30, 2010, Offshore Group Investment Limited, one of our subsidiaries (the “Issuer”), issued $1.0 billion aggregate principal amount of 11 1/2% Senior Notes under an indenture (the “11 1/2% Senior Notes”). These 11 1/2% Senior Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The original issue discount, reported as a direct deduction from the face amount of the 11 1/2% Senior Notes, will be recognized over the life of the 11 1/2% Senior Notes using the effective interest rate method. The 11 1/2% Senior Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11.5% per year. Interest on outstanding 11 1/2% Senior Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, to retire certain outstanding debt and for general corporate purposes.

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

In April 2012, in connection with the acquisition of the Titanium Explorer, the Issuer issued $775.0 million aggregate principal amount of additional 11 1/2% Senior Notes. These additional 11 1/2% Senior Notes were issued at a price equal to 108% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the 11 1/2% Senior Notes, is being recognized over the remaining life of the 11 1/2% Senior Notes using the effective interest rate method. The net proceeds, after fees and expenses of approximately $820.6 million, were used by the Issuer to fund the acquisition of the Titanium Explorer, pay DSME the remaining amounts due under the Titanium Explorer construction contract and for general corporate purposes. The average yield on the entire $2.0 billion aggregate principal amount of the 11 1/2% Senior Notes is approximately 10.6%.

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

In October 2012, we completed a tender offer for $1.0 billion of 11 1/2% Senior Notes, leaving $1.0 billion of 11 1/2% Senior Notes outstanding.

7 7/8% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of Convertible Notes under an indenture (the “Convertible Notes”). The Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7 7/8% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.3 million will be used to fund capital expenditures, working capital needs and for general corporate purposes.

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

The Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The Credit Agreement also contains certain other covenants similar to those in the indenture governing the 11 1/2% Senior Notes. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 11 1/2% Senior Notes. We believe we were in compliance with all financial covenants of the Credit Agreement at December 31, 2012. As of December 31, 2012, we have not drawn down any amounts under the Credit Agreement.

F3 Capital Note

In July 2010, we issued a note for $60 million to F3 Capital (the “F3 Capital Note”) as part of our acquisition of the remaining portion of Mandarin Drilling Corporation. The F3 Capital Note bears interest at the rate of 5% per annum, accruing and compounding daily, and will mature 90 months from the issue date. There is also a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of equity or convertible security that we offer so long as the F3 Capital Note is outstanding. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum.

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

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the United States District Court for the Southern District of Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. We can provide no assurance as to the outcome of this legal action.

Off-Balance Sheet Arrangements, Commitments and Guarantees

In connection with a private placement of our ordinary shares in June 2009, we issued warrants to the lead placement agent to purchase 371,429 ordinary shares at $2.10 per share. These warrants will expire on June 5, 2014.

Critical Accounting Estimates

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regards to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives.

We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. We have capitalized interest and amortization costs of $75.1 million, $7.3 million and $47.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. We completed our jackup construction program in the first quarter of 2010 and the Platinum Explorer in the fourth quarter of 2010. In June 2011, we made our initial construction payment on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. The Titanium Explorer began operations under its initial contract in December 2012. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated undiscounted cash flows. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regards to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit, changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $46.4 million and $32.3 million at December 31, 2012 and 2011, respectively. Deferred revenues are included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the term of the related drilling contract.

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

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes in income tax expense.

Share-Based Compensation: We account for employees and non-employee directors’ share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

General. Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices. Although the risks associated with foreign exchange rates, commodity prices, and equity prices have not been significant in 2012, they could become more significant in the future as our rigs are more fully utilized and our construction projects are completed and additional rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of December 31, 2012, we did not have any variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2012, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheet of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas
February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vantage Drilling Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vantage Drilling Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas
February 15, 2013

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$502,726	$110,031
Restricted cash	3,515	7,028
Trade receivables	119,452	100,908
Inventory	37,944	24,376
Prepaid expenses and other current assets	25,208	16,909

Total current assets	688,845	259,252

Property and equipment
Property and equipment	2,893,837	1,913,596
Accumulated depreciation	(176,331)	(108,521)

Property and equipment, net	2,717,506	1,805,075

Other assets
Investment in joint venture	31,320	—
Other assets	92,536	58,173

Total other assets	123,856	58,173

Total assets	$3,530,207	$2,122,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,909	$46,362
Accrued liabilities	123,484	103,809
Current maturities of long-term debt	31,250	—

Total current liabilities	205,643	150,171

Long–term debt, net of discount of $11,940 and $38,572	2,710,559	1,246,428
Other long-term liabilities	45,520	29,755
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 299,647 and 291,241 shares issued and outstanding	299	291
Additional paid-in capital	878,137	860,502
Accumulated deficit	(309,951)	(164,647)

Total shareholders’ equity	568,485	696,146

Total liabilities and shareholders’ equity	$3,530,207	$2,122,500

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
Contract drilling services	$423,897	$366,844	$178,514
Management fees	6,605	13,727	18,107
Reimbursables	40,970	105, 258	81,782

Total revenues	471,472	485,829	278,403

Operating costs and expenses
Operating costs	230,089	284,881	176,387
General and administrative	26,002	26,317	21,719
Depreciation	68,747	64,477	33,384

Total operating costs and expenses	324,838	375,675	231,490

Income from operations	146,634	110,154	46,913
Other income (expense)
Interest income	90	96	562
Interest expense and other financing charges	(149,118)	(154,897)	(49,827)
Loss on debt extinguishment	(124,599)	(25,196)	(24,006)
Loss on acquisition of subsidiary	—	—	(3,780)
Other, net	595	1,324	1,510

Total other income (expense)	(273,032)	(178,673)	(75,541)

Loss before income taxes	(126,398)	(68,519)	(28,628)
Income tax provision	18,906	11,432	18,951

Net loss	$(145,304)	$(79,951)	$(47,579)

Loss per share
Basic	$(0.50)	$(0.28)	$(0.19)
Diluted	$(0.50)	$(0.28)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Ordinary Shares
	Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2009	187,277	$187	$714,486	$(37,117)	$(498)	$677,058
Issuance of ordinary shares in settlement of short-term debt	14,578	15	14,130	—	—	14,145
Issuance of ordinary shares in public offerings, net	86,423	86	101,802	—	—	101,888
Issuance of shares upon vesting of equity awards	1,435	2	(2)	—	—	—
Beneficial conversion feature of F3 Capital note for Mandarin	—	—	18,000	—	—	18,000
Interest rate swap valuation	—	—	—	—	498	498
Share-based compensation expense	—	—	6,141	—	—	6,141
Net loss	—	—	—	(47,579)	—	(47,579)

Balance December 31, 2010	289,713	290	854,557	(84,696)	—	770,151
Issuance of shares upon vesting of equity awards	1,528	1	(1)	—	—	—
Share-based compensation expense	—	—	5,946	—	—	5,946
Net loss	—	—	—	(79,951)	—	(79,951)

Balance December 31, 2011	291,241	291	860,502	(164,647)	—	696,146
Issuance of ordinary shares in settlement of agent fees	5,000	5	7,645	—	—	7,650
Issuance of shares upon vesting of equity awards	3,406	3	(3)	—	—	—
Fair value of conversion feature embedded in convertible debt instrument	—	—	2,920	—	—	2,920
Share-based compensation expense	—	—	7,073	—	—	7,073
Net loss	—	—	—	(145,304)	—	(145,304)

Balance December 31, 2012	299,647	$299	$878,137	$(309,951)	$—	$568,485

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,304)	$(79,951)	$(47,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	68,747	64,477	33,384
Amortization of debt financing costs	16,930	8,653	5,389
Non-cash loss on debt extinguishment	9,546	3,532	12,280
Non-cash loss on acquisition of subsidiary	—	—	3,780
Equity in loss of joint venture	49	—	—
Share-based compensation expense	7,073	5,946	6,141
Accretion of long-term debt	—	2,582	5,495
Amortization of debt discount (premium)	(3,828)	9,332	5,592
Deferred income tax expense (benefit)	3,785	(3,984)	1,492
Loss on disposal of assets	1,321	226	—
Changes in operating assets and liabilities:
Restricted cash	3,513	21,977	(142)
Trade receivables	(52,207)	(50,719)	(40,791)
Inventory	(13,568)	(4,616)	(8,971)
Prepaid expenses and other current assets	(9,724)	(1,549)	(3,433)
Other assets	318	(3,069)	(11,945)
Accounts payable	4,546	14,030	16,402
Accrued liabilities	(41,762)	29,006	32,491

Net cash provided by (used in) operating activities	(150,565)	15,873	9,585

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(874,117)	(144,800)	(645,536)
Investment in joint venture	(31,000)	—	—
Proceeds from sale of property and equipment	—	464	—

Net cash used in investing activities	(905,117)	(144,336)	(645,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	1,987,000	240,750	963,610
Proceeds from the issuance of term loan	490,000	—	—
Proceeds from the issuance of senior convertible notes	50,000	—	—
Repayment of long-term debt	(1,006,251)	(109,716)	(293,129)
Proceeds from issuance of ordinary shares in public offerings, net	—	—	101,889
Debt issuance costs	(72,372)	(12,983)	(31,968)

Net cash provided by financing activities	1,448,377	118,051	740,402

Net increase (decrease) in cash and cash equivalents	392,695	(10,412)	104,451
Cash and cash equivalents— beginning of year	110,031	120,443	15,992

Cash and cash equivalents— end of year	$502,726	$110,031	$120,443

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$212,600	$136,662	$43,254
Taxes	15,486	21,317	8,506
Non-cash investing and financing transactions:
Interest capitalized	$(75,087)	$(7,311)	$(47,225)
Trade-in value on equipment upgrades	(2,955)	(3,050)	—
Reclassification of receivable in Titanium Explorer acquisition	33,664	—	—
Fair value of embedded conversion option of Convertible Notes	2,920	—	—
Issuance of ordinary shares in settlement of short-term debt	—	—	14,144
Issuance of ordinary shares in settlement of agent fees	7,650	—	—
Transaction in Mandarin acquisition:
Reclassification of investment in joint venture	—	—	120,306
Reclassification of receivable	—	—	8,138
Fair value of long-term note payable	—	—	27,833
Beneficial conversion feature of long-term note payable	—	—	18,000

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification drilling units. Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships, two of which are operating and one of which is under construction. Our global fleet is currently located in India, Southeast Asia, West Africa and the U.S. Gulf of Mexico.

In November 2012 we acquired approximately 42% of Sigma Drilling, Ltd. (“Sigma”), which has contracted to build a next generation ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig currently under construction and ordered two additional rigs. The contractor has awarded us the management of the construction and operations of each of the four rigs.

In October 2012 Offshore Group Investment Limited, one of our wholly-owned subsidiaries (the “Issuer”), entered into a 5-year, $500 million term loan (the “Term Loan”) and completed an offering of $1.15 billion of 7 1/2% Senior Secured First Lien Notes (the “7 1/2% Senior Notes”) which mature in 2019. The proceeds from the Term Loan and 7 1/2% Senior Notes were used to retire $1.0 billion of the Issuer’s existing 11 1/2% Senior Secured Notes (the “11 1/2% Senior Notes”) for total consideration of approximately $1.1 billion (including $115 million paid for the early redemption and consent fees). The balance of the proceeds is available for general corporate purposes, including the final shipyard payment of approximately $414.8 million for the Tungsten Explorer.

In August 2012, we issued $50.0 million aggregate principal amount of our 7 7/8% senior convertible notes due 2042 (the “Convertible Notes”). We used the net proceeds from the offering to fund capital expenditures, working capital and for general corporate purposes. In addition, we separately agreed to issue an additional $6.5 million aggregate principal amount of Convertible Notes to F3 Capital in exchange for cancellation of an equivalent principal amount of an existing promissory note payable by us to F3 Capital. We did not receive any cash proceeds from the direct placement to F3 Capital.

In April 2012, we completed the acquisition of the ultra-deepwater drillship, Titanium Explorer, formerly known as the Dragonquest, from Valencia Drilling Corporation (“Valencia”), an affiliate of F3 Capital, our largest shareholder. In December 2012, the Titanium Explorer commenced drilling operations in the U.S. Gulf of Mexico under an eight year drilling contract. We funded the acquisition of the Titanium Explorer through the issuance in April 2012 of an additional $775.0 million aggregate principal amount of our existing 11 1/2% Senior Notes. These additional 11 1/2% Senior Notes were issued at a price equal to 108% of their face value and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2012 and 2011and for each of the three years for the period ended December 31, 2012 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the indicated periods. Our investment in Sigma, over which we exercise influence, but not control, is accounted for under the equity method. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Property and Equipment: Consists of the values of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recognized.

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We completed our jackup construction program in the first quarter of 2010 and the Platinum Explorer in the fourth quarter of 2010. In June 2011, we made our initial construction payment on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. Total interest and amortization costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $75.1 million, $7.3 million and $47.2 million, respectively.

We evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility using the interest method.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon contract completion. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements are capitalized and depreciated over the useful lives of the assets. Upon completion of drilling contracts, any demobilization fees received are recorded as revenue. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

Rig Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes in income tax expense.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	293,008	290,382	255,895
Options	—	—	—
Warrants	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	293,008	290,382	255,895

The calculation of diluted weighted average ordinary shares outstanding excludes 29.4 million, 2.5 million and 42.8 million ordinary shares for the years ended December 31, 2012, 2011 and 2010, respectively, issuable pursuant to outstanding warrants, stock options and Convertible Notes because their effect is anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payments terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts as of December 31, 2012 and 2011.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. For the years ended December 31, 2012, 2011 and 2010, we recognized share-based compensation of $7.1 million, $5.9 million and $6.1 million, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The fair value of the 7 1/2% Senior Notes, the 11 1/2% Senior Notes and the Convertible Notes outstanding at December 31, 2012 were approximately $1.2 billion, $1.1 billion and $65.6 million, respectively, based on quoted market prices, a Level 1 measurement.

We originally valued the $60.0 million promissory note issued to F3 Capital, our largest shareholder (the “F3 Capital Note”), based on our then weighted average cost of capital, resulting in a discounted present value of $27.8 million. The discount is reported as a direct deduction from the face amount of the note and is being recognized over the life of the note using the effective interest rate method. As of December 31, 2012, if we were to value the F3 Capital Note at our current weighted average cost of capital, taking into account the $6.5 million reduction in the principal amount of the F3 Capital Note due to the August 2012 purchase of Convertible Notes by F3 Capital, the current discounted present value would be approximately $30.7 million, a Level 3 measurement.

Derivative Financial Instruments: At times, we use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes.

All derivatives are recorded on our consolidated balance sheet at fair value. Accounting for the gains and losses resulting from changes in the fair value of derivatives depends on the use of the derivative and whether it qualifies for hedge accounting in accordance with U.S. GAAP. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the period or periods during which the hedged transaction affects earnings. Our assessment for hedge effectiveness is formally documented at hedge inception, and we review hedge effectiveness and measure any ineffectiveness throughout the designated hedge period on at least a quarterly basis. At December 31, 2012, we had no outstanding derivative instruments.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Drillship Construction Supervision Agreement

We had a construction supervision agreement that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. The counterparty to this agreement is an affiliate of F3 Capital. During the construction of Hull 3608, we were entitled to receive a fee of $5.0 million annually, prorated to the extent construction is completed mid-year. In addition to our annual fee, we were to be reimbursed for all direct costs incurred in the performance of construction oversight services. In September 2009, North Pole Drilling Corporation (“North Pole”), an affiliate of F3 Capital, and the shipyard constructing Hull 3608 agreed to suspend construction activities on Hull 3608. Consequently we agreed with North Pole to suspend for a corresponding period of time obligations under our agreement with North Pole to provide construction supervision services. In November 2009, pursuant to the terms of the construction supervision agreement, North Pole cancelled the agreement. The management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation had not been paid as of December 31, 2012, and remains currently due and payable. We have issued several demand letters to North Pole regarding payment of the overdue amount, and will continue to pursue all remedies, including legal remedies, to collect this outstanding amount. In August 2012, we filed suit against Mr. Hsin-Chi Su, the ultimate beneficial owner of North Pole, in a separate legal proceeding. For more information on that lawsuit, please see Note 8.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the issuance of the Convertible Notes in August 2012, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this application of the F3 Capital Note, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt

4. Construction Supervision Agreements

In addition to the Drillship Construction Supervision Agreement mentioned above, on July 21, 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. In furtherance of this arrangement, we provided a technical assistance letter to the contractor to assist them in obtaining qualified status with their potential customers for the jackup rig. The contractor subsequently acquired a second jackup rig currently under construction and ordered two additional rigs. The contractor has awarded us the management of the construction and operations of each of the four rigs. Under the terms of our management agreements, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rigs. Our counterparties to the agreements may terminate their obligations to us at any time upon ninety days written notice, or if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the rig is damages to the point of being inoperable; or (iv) the rig is sold and no outstanding payments are owed to us.

In November 2012, we invested $31 million for an approximate 42% ownership interest in Sigma for purposes of contracting for the construction of an ultra deepwater drillship, the Palladium Explorer. Pursuant to the terms of the fixed price turnkey contract, the Palladium Explorer will be built at the STX yard in South Korea, with a scheduled delivery date of November 2015. Sigma has also obtained fixed price options for the purchase of up to five additional drillships. In conjunction with our investment in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we are receiving a fixed monthly management fee during the expected thirty-six month construction period for the vessel. We expect to conclude agreements with Sigma to provide marketing and operational services for the vessel during 2013.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
	(In thousands)
7 1/2% Senior Notes, issued at par	$1,150,000	$—
Term Loan, net of discount of $9,539	484,211	—
11 1/2% Senior Notes, net of premium (discount) of $19,726 and ($12,503)	1,019,725	1,212,497
7 7/8% Senior Convertible Notes, net of discount of $2,709	53,791	—
F3 Capital note, net of discount of $19,418 and $26,069	34,082	33,931

	2,741,809	1,246,428
Less current maturities of long-term debt	31,250	—

Long-term debt	$2,710,559	$1,246,428

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

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of $1.0 billion of our existing 11 1/2% Senior Secured Notes and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship pursuant to the construction contract with DSME, and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

11  1/2% Senior Secured Notes

On July 30, 2010, the Issuer issued $1.0 billion aggregate principal amount of 11 1/2% Senior Notes under an indenture. These 11 1/2% Senior Notes were issued at a price equal to 96.361% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The original issue discount, reported as a direct deduction from the face amount of the 11 1/2% Senior Notes, will be recognized over the life of the 11 1/2% Senior Notes using the effective interest rate method. The 11 1/2% Senior

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes mature on August 1, 2015, and bear interest from the date of their issuance at the rate of 11 1/2% per year. Interest on outstanding 11 1/2% Senior Notes is payable semi-annually in arrears, commencing on February 1, 2011. The net proceeds, after fees and expenses, of approximately $931.9 million were used to acquire the Platinum Explorer, to retire certain outstanding debt and for general corporate purposes.

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

In April 2012, in connection with the acquisition of the Titanium Explorer, the Issuer issued $775.0 million aggregate principal amount of additional 11 1/2% Senior Notes. These additional 11 1/2% Senior Notes were issued at a price equal to 108% of their face value, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The issuance premium, reported as an addition to the face amount of the 11 1/2% Senior Notes, is being recognized over the remaining life of the 11 1/2% Senior Notes using the effective interest rate method. The net proceeds, after fees and expenses of approximately $820.6 million, were used by the Issuer to fund the acquisition of the Titanium Explorer, pay DSME the remaining amounts due under the Titanium Explorer construction contract and for general corporate purposes. The average yield on the entire $2.0 billion aggregate principal amount of the 11 1/2% Senior Notes is approximately 10.6%.

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

In October 2012, we completed a tender offer for $1.0 billion of 11 1/2% Senior Notes, leaving $1.0 billion of 11 1/2% Senior Notes outstanding.

7 7/8% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of Convertible Notes under an indenture. The Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7 7/8% per annum, payable semiannually, in arrears, on March 1 and

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 1 of each year, commencing on March 1, 2013. The Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.3 million were used to fund capital expenditures and working capital and for general corporate purposes.

The Convertible Notes are convertible into our ordinary shares, or a combination of cash and ordinary shares, if any, at our election, based upon an initial conversion rate of 476.1905 ordinary shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $2.10 per ordinary share). Holders of the Convertible Notes may voluntarily elect to convert all or any portion, of their holdings at any time. In addition, for any conversions prior to September 1, 2017, holders will be entitled to a make-whole payment upon conversion.

The Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The Credit Agreement also contains certain other covenants similar to those in the indenture governing the 11 1/2% Senior Notes. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 11 1/2% Senior Notes. We believe we were in compliance with all financial covenants of the Credit Agreement at December 31, 2012. As of December 31, 2012, we have not drawn down any amounts under the Credit Agreement.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate scheduled principal maturities of our long-term debt for the next five years and thereafter are as follows (in thousands):

2013	$31,250
2014	50,000
2015 (a)	1,049,999
2016	50,000
Thereafter (b)	1,572,500

Total debt	2,753,749
Less:
Current maturities of long-term debt	(31,250)
Future amortization of debt discount	(11,940)

Long-term debt	$2,710,559

(a)	Excludes $19.7 million of original issuance premium, net on 11 1/2% Senior Notes
(b)	Includes original issuance discount, net of $9.5 million, $2.7 million and $19.4 million on the Term Loan, the Convertible Notes and the F3 Capital Note, respectively

6. Shareholders’ Equity

Preferred Shares

In December 2009, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized preferred shares from 1,000,000 preferred shares, par value $0.001 per share, to 10,000,000 preferred shares, par value $0.001 per share. As of December 31, 2012, no preferred shares were issued and outstanding.

Ordinary Shares

In July 2012, our shareholders approved a proposal to amend our Memorandum and Articles of Association to increase our authorized ordinary shares from 400,000,000 to 500,000,000.

During the year ended December 31, 2012, we granted to employees and directors 3,701,908 time-vested restricted shares and 1,627,380 performance unit awards under our 2007 Long-Term Incentive Plan (the “LTIP”). Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria (the “target” level of performance). The minimum and maximum number of shares that may vest is 0 to 1.5 times the target level, respectively. The time-vested restricted share awards and performance units are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $5.7 million, based on an average share price of $1.07 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit is used. In the year ended December 31, 2012, 3,405,943 of the previously granted LTIP share awards vested.

2007 Long-Term Incentive Plan

We have awarded time-vested restricted share and performance units awards to officers and employees under our LTIP. The restricted stock awards are valued on the date of the award at our underlying ordinary share price and the value for the ordinary shares that ultimately vest is amortized to expense over the vesting period.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ordinary shares and related par value are recorded when the restricted stock is issued and “Additional paid-in capital” is recorded as the share-based compensation expense is recognized for financial reporting purposes.

A summary of the restricted share awards for the three years ended December 31, 2012 is as follows:

	Year Ended December 31,
	2012	2011	2010
Time vested restricted shares
Shares awarded	3,701,908	5,240,275	429,960
Weighted-average share price at award date	$1.06	$1.49	$1.53
Weighted average vesting period (years)	3.8	3.9	4
Shares vested	2,784,825	1,528,227	1,434,689
Shares forfeited	602,849	351,174	126,759

Performance vested restricted shares
Shares awarded	1,671,198	1,757,870	—
Weighted-average share price at award date	$1.07	$1.36	—
Weighted average vesting period (years)	3	3	—
Shares vested	621,118	—	—
Shares forfeited	173,593	—	—

A summary of the status of non-vested restricted shares at December 31, 2012 and changes during the year ended December 31, 2012 is as follows:

	Time Vested Restricted Shares Outstanding	Weighted Average Award Date Share Price	Performance Vested Restricted Shares Outstanding (1)	Weighted Average Award Date Share Price
Nonvested restricted shares at January 1, 2012	7,587,155	$1.86	1,761,170	$1.36
Awarded	3,701,908	1.06	1,671,198	1.07
Vested	(2,784,825)	2.48	(621,118)	1.36
Forfeited	(602,849)	1.43	(173,593)	1.17

Nonvested restricted shares at December 31, 2012	7,901,389	$1.30	2,637,657	$1.23

(1)	The number of performance vested restricted shares shown as outstanding at the beginning and the end of 2012 equals the number of shares that would vest if the “target” level of performance is achieved. Under the terms of the performance vested restricted share awards, the minimum and maximum number of shares that may vest is zero and 1.5 times the target level, respectively.

As of December 31, 2012, there was approximately $7.8 million of total unrecognized share compensation expense related to time vested restricted shares which is expected to be recognized over the remaining weighted average period of approximately 2.5 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2012 was approximately $6.9 million.

As of December 31, 2012, there was approximately $2.4 million of total unrecognized share compensation expense related to performance vested restricted shares which is expected to be recognized over the remaining weighted average period of approximately 1.9 years.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, we had outstanding non-qualified stock options to acquire 179,000 ordinary shares that had been granted to key employees on June 12, 2008. The stock options have an exercise price of $8.40 per share, vest ratably over four years and have a ten-year life from date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the aggregate fair value of the options was approximately $553,000. As of December 31, 2012, all of the stock options were vested and exercisable; no stock options have been exercised to date.

For the years ended December 31, 2012, 2011 and 2010, we recognized share-based compensation of $7.1 million, $5.9 million and $6.1 million, respectively.

Warrants

During 2008, in connection with the purchase of the Platinum Explorer, we issued 1,983,471 warrants to F3 Capital to purchase one ordinary share at an exercise price of $2.50 per share. These warrants expire on November 18, 2018.

In June 2009, in connection with a private placement, we issued to the lead placement agent warrants to purchase 371,429 ordinary shares at $2.10 per share. These warrants will expire on June 5, 2014.

The following table summarizes certain information regarding our outstanding warrants as of December 31, 2012, 2011 and 2010.

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
			2012	2011	2010
November 18, 2008	November 18, 2018	$2.50	1,983,471	1,983,471	1,983,471
June 5, 2009	June 5, 2014	$2.10	371,429	371,429	371,429

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have provided income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we and/or our subsidiaries are considered resident for income tax purposes.

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current	$15,121	$15,416	$17,459
Deferred	3,785	(3,984)	1,492

Total	$18,906	$11,432	$18,951

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(14.5)	(16.7)	(41.6)
Other	0.2	0.2	(15.8)
Tax reserves	(0.7)	(0.2)	(8.8)

Total	(15.0)%	(16.7)%	(66.2)%

We account for income taxes pursuant to ASC 740, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The increase to the valuation allowance during the year, which is included in the taxes on foreign earnings rate in the above table, is related to net loss carry forwards generated during the year where we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

The components of the net deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Share compensation	$511	$520
Accrued bonuses	953	340
Start-up costs	176	194
Deferred revenue	—	3,887
Loss carry-forwards	1,278	1,553
Other	18	22

Total deferred tax assets	2,936	6,516
Valuation allowance	(178)	(29)

Net deferred tax assets	2,758	6,487

Deferred tax liabilities:
Property and equipment	(2,428)	(2,371)

Total deferred tax liabilities	(2,428)	(2,371)

Net deferred tax asset (liability)	$330	$4,116

At December 31, 2012, we had foreign tax loss carry forwards of approximately $5.2 million which will begin to expire in 2015.

As of January 1, 2008, we adopted ASC 740-10-25 and ASC 740-10-30. These sections clarify the accounting for uncertain tax positions and require companies to recognize the impact of a tax position in their financial statements, if that position is not “more likely than not” of being sustained on settlement, based on the

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technical merits of the position. Our adoption and application of these sections did not have any impact on our total liabilities or shareholders’ equity.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of $0.3 million is included in 2012 income tax expense and interest and penalties of $0.7 million are accrued as of December 31, 2012.

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2012	$1,576
Additions based on tax positions related to the current year	148
Additions for tax positions of prior years.	683
Reductions for tax positions of prior years	(384)
Expiration of statutes	—
Tax settlements	—

Gross balance at December 31, 2012	2,023
Related tax benefits	—

Net reserve at December 31, 2012	$2,023

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2012 remain open to examination in many of our jurisdictions. In October 2010, October 2011 and December 2012, authorities in Thailand commenced an examination for the 2009, 2010 and 2011 tax years, respectively. In October 2011, authorities in the Philippines notified us they would begin an examination for the 2010 tax year and during 2012, the audit was extended to the 2011 tax year. In September 2012, authorities in India notified us they would begin an examination for the 2010-2011 fiscal tax year.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2012, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $10.1 million for 2013, $7.8 million for 2014, $6.6 million for 2015, $0.5 million for 2016 and $0.6 million for 2017 and thereafter. Rental expenses for the three years ended December 31, 2012, 2011 and 2010 were approximately $15.1 million, $13.7 million and $4.9 million, respectively.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Prepaid insurance	$13,951	$8,676
Sales tax receivable	2,438	1,004
Income tax receivable	303	280
Current deferred tax asset	2,461	3,887
Other receivables	206	137
Deferred mobilization costs	3,683	1,152
Other	2,166	1,773

	$25,208	$16,909

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Drilling equipment	$2,736,074	$1,770,172
Assets under construction	145,088	133,369
Leasehold improvements	1,579	1,305
Office and technology equipment	11,096	8,750

	2,893,837	1,913,596
Accumulated depreciation	(176,331)	(108,521)

Property and equipment, net	$2,717,506	$1,805,075

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs were capitalized as part of the cost while they were under construction and prior to the commencement of each vessel’s first contract. We completed our jackup construction program in the first quarter of 2010 and the Platinum Explorer in the fourth quarter of 2010. In June 2011, we made our initial construction payment on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. Total interest and amortization costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $75.1 million, $7.3 million and $47.2 million, respectively.

Other Assets

Other assets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred financing costs, net	$61,309	$34,032
Performance bond collateral	21,262	19,472
Deposits	1,269	1,330
Deferred income taxes	—	245
Deferred survey costs	504	985
Deferred mobilization costs	—	2,109
Deferred agent fees	8,192	—

	$92,536	$58,173

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Interest	$78,713	$63,127
Compensation	17,817	21,161
Insurance premiums	12,694	8,070
Unearned income	—	379
Deferred revenue	8,047	6,321
Property, service and franchise taxes	1,610	1,610
Income taxes payable	2,216	2,570
Other	2,387	571

	$123,484	$103,809

Long-Term Liabilities

Long-term liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred revenue	$38,368	$26,005
Deferred income taxes	2,131	16
Other	5,021	3,734

	$45,520	$29,755

10. Business Segment Information

Our business activities relate to the operations of our offshore drilling units, both jackup rigs and drillships, and providing construction supervision services for drilling units owned by others.

For the years ended December 31, 2012, 2011 and 2010, most of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 44%, 24%, 11% and 10%, respectively of consolidated revenue for the year ended December 31, 2012. Two customers accounted for approximately 41% and 13%, respectively, of consolidated revenue for the year ended December 31, 2011. Four customers accounted for approximately 26%, 21%, 13% and 11%, respectively, of consolidated revenue for the year ended December 31, 2010.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional Notes under the existing indenture. The 11 1/2% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). Our other existing subsidiaries have not guaranteed or pledged assets to secure the 11 1/2% Senior Notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed, consolidating financial information as of December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010, of (i) the Parent, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of December 31, 2012 and 2011 and results of operations for the three years ended December 31, 2012, 2011 and 2010, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$15,471	$422,467	$57,653	$7,135	$—	$502,726
Other current assets	232	—	177,585	8,302	—	186,119

Total current assets	15,703	422,467	235,238	15,437	—	688,845
Property and equipment, net	—	629	2,706,537	10,340	—	2,717,506
Investment in and advances to subsidiaries	654,844	1,437,788	1,056,387	1,491	(3,150,510)	—
Investment in joint venture	—	—	—	31,320	—	31,320
Other assets	9,892	59,608	22,192	844	—	92,536

Total assets	$680,439	$1,920,492	$4,020,354	$59,432	$(3,150,510)	$3,530,207

Accounts payable and accrued liabilities	$25,049	$101,112	$56,569	$22,913	$—	$205,643
Intercompany (receivable) payable	(221,565)	(873,207)	2,042,863	(948,091)	—	—

Total current liabilities	(196,516)	(772,095)	2,099,432	(925,178)	—	205,643
Long-term debt	87,873	2,622,686	—	—	—	2,710,559
Other long term liabilities	—	—	39,219	6,301	—	45,520
Shareholders’ equity (deficit)	789,082	69,901	1,881,703	978,309	(3,150,510)	568,485

Total liabilities and shareholders’ equity	$680,439	$1,920,492	$4,020,354	$59,432	$(3,150,510)	$3,530,207

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$435,390	$36,082	$471,472
Operating costs and expenses	12,858	(271)	280,971	31,280	324,838

Income (loss) from operations	(12,858)	271	154,419	4,802	146,634
Other, net	(11,943)	(261,692)	(984)	1,587	(273,032)

Income (loss) before income taxes	(24,801)	(261,421)	153,435	6,389	(126,398)
Income tax provision	—	8	17,847	1,051	18,906

Net income (loss)	$(24,801)	$(261,429)	$135,588	$5,338	$(145,304)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Twelve Months Ended December 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(7,657)	$(309,675)	$139,430	$27,337	$(150,565)
Net cash provided by (used in) investing activities	(22)	(644)	(869,923)	(34,528)	(905,117)
Net cash provided by (used in) financing activities	8,201	732,775	696,984	10,417	1,448,377

Net increase (decrease) in cash and cash equivalents	522	422,456	(33,509)	3,226	392,695
Cash and cash equivalents—beginning of year	14,949	11	91,162	3,909	110,031

Cash and cash equivalents—end of year	$15,471	$422,467	$57,653	$7,135	$502,726

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$14,949	$11	$91,162	$3,909	$—	$110,031
Other current assets	557	—	115,699	32,965	—	149,221

Total current assets	15,506	11	206,861	36,874	—	259,252
Property and equipment, net	87	—	1,796,677	8,311	—	1,805,075
Investment in and advances to subsidiaries	644,594	480,632	100,502	1,444	(1,227,172)	—
Other assets	—	34,032	23,124	1,017	—	58,173

Total assets	$660,187	$514,675	$2,127,164	$47,646	$(1,227,172)	$2,122,500

Accounts payable and accrued liabilities	$15,283	$58,700	$41,267	$34,921	$—	$150,171
Intercompany (receivable) payable	(174,767)	(1,087,852)	1,269,449	(6,830)	—	—

Total current liabilities	(159,484)	(1,029,152)	1,310,716	28,091	—	150,171
Long-term debt	33,931	1,212,497	—	0	—	1,246,428
Other long term liabilities	—	—	26,005	3,750	—	29,755
Shareholders’ equity (deficit)	785,740	331,330	790,443	15,805	(1,227,172)	696,146

Total liabilities and shareholders’ equity	$660,187	$514,675	$2,127,164	$47,646	$(1,227,172)	$2,122,500

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$375,572	$110,257	$485,829
Operating costs and expenses	16,423	30	254,898	104,324	375,675

Income (loss) from operations	(16,423)	(30)	120,674	5,933	110,154
Other, net	(7,388)	(136,034)	(37,374)	2,122	(178,673)

Income (loss) before income taxes	(23,811)	(136,064)	83,300	8,055	(68,519)
Income tax provision (benefit)	576	—	10,257	599	11,432

Net income (loss)	$(24,387)	$(136,064)	$73,043	$7,456	$(79,951)

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Twelve Months Ended December 31, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(16,799)	$(119,672)	$153,964	$(1,620)	$15,873
Net cash provided by (used in) investing activities	—	—	(32,621)	(111,715)	(144,336)
Net cash provided by (used in) financing activities	(63,536)	118,548	(50,143)	113,182	118,051

Net increase (decrease) in cash and cash equivalents	(80,335)	(1,124)	71,200	(153)	(10,412)
Cash and cash equivalents—beginning of year	95,284	1,135	19,962	4,062	120,443

Cash and cash equivalents—end of year	$14,949	$11	$91,162	$3,909	$110,031

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$191,278	$87,125	$278,403
Operating costs and expenses	13,973	24	144,297	73,196	231,490

Income (loss) from operations	(13,973)	(24)	46,981	13,929	46,913
Other, net	(6,889)	(11,766)	(58,291)	1,405	(75,541)

Income (loss) before income taxes	(20,862)	(11,790)	(11,310)	15,334	(28,628)
Income tax provision (benefit)	1,438	—	10,928	6,585	18,951

Net income (loss)	$(22,300)	$(11,790)	$(22,238)	$8,749	$(47,579)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Twelve Months Ended December 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(1,463)	$(5,021)	$(6,894)	$22,963	$9,585
Net cash provided by (used in) investing activities	(748)	—	(643,856)	(932)	(645,536)
Net cash provided by (used in) financing activities	97,494	6,155	659,048	(22,295)	740,402

Net increase (decrease) in cash and cash equivalents	95,283	1,134	8,298	(264)	104,451
Cash and cash equivalents—beginning of year	1	1	11,664	4,326	15,992

Cash and cash equivalents—end of year	$95,284	$1,135	$19,962	$4,062	$120,443

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2012 and 2011 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$131,849	$105,125	$111,534	$122,964
Income from operations	40,693	32,019	36,333	37,589
Other expense	(36,106)	(35,935)	(34,157)	(166,834)
Net loss	(1,179)	(9,977)	(538)	(133,610)
Loss per share
Basic	$(0.00)	$(0.03)	$(0.00)	$(0.45)
Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.45)
2011
Revenues	$124,631	$121,094	$118,568	$121,536
Income from operations	24,279	32,234	26,717	26,924
Other expense	(40,024)	(64,546)	(36,612)	(37,491)
Net loss	(18,654)	(40,070)	(11,881)	(9,346)
Loss per share
Basic	$(0.06)	$(0.14)	$(0.04)	$(0.03)
Diluted	$(0.06)	$(0.14)	$(0.04)	$(0.03)

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

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

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797))

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.3	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

4.4	First Supplemental Indenture dated as of May 20, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.5	Second Supplemental Indenture dated as of June 1, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.6	Third Supplemental Indenture dated as of June 29, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.7	Fourth Supplemental Indenture dated as of April 2, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.8	Fifth Supplemental Indenture dated as of April 20, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 23, 2012)

Exhibit No.	Description

4.9	Sixth Supplemental Indenture dated as of October 25, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.10	Seventh Supplemental Indenture dated as of December 3, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

4.11	Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.12	First Supplemental Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.13	Indenture dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.14	First Supplemental Indenture dated as of December 3, 2012 among PT. Vantage Drilling Company Indonesia, OGIL, Vantage, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

Exhibit No.	Description

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

10.12	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.13	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.14	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.15	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.16	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.17	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.18	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010)

10.19	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.20	Voting Agreement and Irrevocable Proxy by and among Vantage Drilling Company, F3 Capital and Hsin-Chi Su dated March 20, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.21	Undertaking Letter of Vantage Drilling Company addressed to F3 Capital dated March 20, 2012 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

Exhibit No.	Description

10.22	Term Loan Agreement dated as of October 25, 2012 among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC as Borrowers, the guarantors and lenders party thereto, Citibank, N.A. as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.23	Joinder Agreement dated as of December 3, 2012 between PT. Vantage Drilling Company Indonesia and Citibank, N.A. as administrative agent under the Term Loan Agreement dated October 25, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

10.24	Amended and Restated Intercreditor Agreement dated as of October 25, 2012 by and among Wells Fargo Bank, National Association, as Pari Passu Collateral Agent for the pari passu secured parties, Wells Fargo Bank, National Association, as trustee under the new indenture and as Collateral Agent for the new notes, Royal Bank of Canada as Administrative Agent for the credit agreement, Wells Fargo Bank, National Association as collateral agent for the credit agreement secured parties, Citibank, N.A. as administrative agent for the term loan secured parties, Wells Fargo Bank, National Association as collateral agent for the term loan secured parties, and Wells Fargo Bank, National Association, as trustee under the existing indenture, and acknowledged and agreed by Offshore Group Investment Limited, Vantage Drilling Company, and the guarantors signatory thereto (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.25	Registration Rights Agreement dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors party thereto, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the initial purchasers (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.26	Credit Agreement dated as of June 21, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Royal Bank of Canada, as lender and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2012)

10.27	First Amendment to Credit Agreement dated as of August 13, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Royal Bank of Canada, as lender and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 14, 2012)

10.28	Second Amendment to Credit Agreement among Offshore Group Investment Limited, Vantage Drilling Company, the Guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.29	Joinder Agreement dated December 3, 2012 executed by PT. Vantage Drilling Company Indonesia relating to the Revolving Facility dated as of June 21, 2012 as amended (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

10.30	Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.31	Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

Exhibit No.	Description

21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)

23.1	Consent of UHY LLP

31.1	Certification of CEO Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of CEO Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

101.INS	— XBRL Instance Document (Furnished herewith)

101.SCH	— XBRL Schema Document (Furnished herewith)

101.CAL	— XBRL Calculation Document (Furnished herewith)

101.DEF	— XBRL Definition Linkbase Document (Furnished herewith)

101.LAB	— XBRL Label Linkbase Document (Furnished herewith)

101.PRE	— XBRL Presentation Linkbase Document (Furnished herewith)

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

Name	Position	Date

/s/ Paul A. Bragg Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2013

/s/ Douglas G. Smith Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 15, 2013

/s/ Jorge E. Estrada M. Jorge E. Estrada M.	Director	February 15, 2013

/s/ Marcelo D. Guiscardo Marcelo D. Guiscardo	Director	February 15, 2013

/s/ John C.G. O’Leary John C.G. O’Leary	Director	February 15, 2013

/s/ Steinar Thomassen Steinar Thomassen	Director	February 15, 2013

/s/ Robert F. Grantham Robert F. Grantham	Director	February 15, 2013

/s/ Duke R. Ligon Duke R. Ligon	Director	February 15, 2013

/s/ Ong Tian Khiam Ong Tian Khiam	Director	February 15, 2013

/s/ Steven Bradshaw Steven Bradshaw	Director	February 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vantage Drilling Company, a transitory U.S. merger subsidiary of Vantage Drilling Company and Vantage Energy Services, Inc. (Incorporated by reference to Annex O of the Company’s registration statement on Form S-4 (File No. 333-147797))

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.3	Indenture dated as of July 30, 2010 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2010)

4.4	First Supplemental Indenture dated as of May 20, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.5	Second Supplemental Indenture dated as of June 1, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on June 2, 2011)

4.6	Third Supplemental Indenture dated as of June 29, 2011 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.7	Fourth Supplemental Indenture dated as of April 2, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on April 6, 2012)

4.8	Fifth Supplemental Indenture dated as of April 20, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 23, 2012)

4.9	Sixth Supplemental Indenture dated as of October 25, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

Exhibit No.	Description

4.10	Seventh Supplemental Indenture dated as of December 3, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

4.11	Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.12	First Supplemental Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.13	Indenture dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.14	First Supplemental Indenture dated as of December 3, 2012 among PT. Vantage Drilling Company Indonesia, OGIL, Vantage, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

10.1	Share Purchase Agreement between Vantage Energy Services, Inc., F3 Fund and Offshore Group Investment Limited dated August 30, 2007 (Incorporated by reference to Exhibit 10.1 of Vantage Energy Services Inc.’s (the Company’s predecessor) current report on Form 8-K filed with the SEC on September 5, 2007)

10.2	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.8	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

Exhibit No.	Description

10.9	Share Sale and Purchase Agreement between F3 Capital and Vantage Deepwater Company dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 20, 2008)

10.10	Loan Agreement between F3 Capital and Vantage Drilling Company dated March 3, 2009 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on March 9, 2009)

10.11	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

10.12	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.13	Share Sale and Purchase Agreement dated as of July 6, 2010 between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.14	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.15	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.16	Call Option Agreement between Vantage Drilling Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.17	Financing Agreement regarding the drillship Dragonquest between Vantage Drilling Company, Vantage Deepwater Company, Titanium Explorer Company and Valencia Drilling Corporation dated July 6, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.18	Consultancy Agreement between Vantage Drilling Company and Strand Energy dated May 6, 2009 (Incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 27, 2010)

10.19	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.20	Voting Agreement and Irrevocable Proxy by and among Vantage Drilling Company, F3 Capital and Hsin-Chi Su dated March 20, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

10.21	Undertaking Letter of Vantage Drilling Company addressed to F3 Capital dated March 20, 2012 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on March 21, 2012)

Exhibit No.	Description

10.22	Term Loan Agreement dated as of October 25, 2012 among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC as Borrowers, the guarantors and lenders party thereto, Citibank, N.A. as Administrative Agent, and Wells Fargo Bank, National Association as Collateral Agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.23	Joinder Agreement dated as of December 3, 2012 between PT. Vantage Drilling Company Indonesia and Citibank, N.A. as administrative agent under the Term Loan Agreement dated October 25, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

10.24	Amended and Restated Intercreditor Agreement dated as of October 25, 2012 by and among Wells Fargo Bank, National Association, as Pari Passu Collateral Agent for the pari passu secured parties, Wells Fargo Bank, National Association, as trustee under the new indenture and as Collateral Agent for the new notes, Royal Bank of Canada as Administrative Agent for the credit agreement, Wells Fargo Bank, National Association as collateral agent for the credit agreement secured parties, Citibank, N.A. as administrative agent for the term loan secured parties, Wells Fargo Bank, National Association as collateral agent for the term loan secured parties, and Wells Fargo Bank, National Association, as trustee under the existing indenture, and acknowledged and agreed by Offshore Group Investment Limited, Vantage Drilling Company, and the guarantors signatory thereto (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.25	Registration Rights Agreement dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors party thereto, Citigroup Global Markets Inc. and Jefferies & Company, Inc., as representatives of the initial purchasers (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.26	Credit Agreement dated as of June 21, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Royal Bank of Canada, as lender and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on June 25, 2012)

10.27	First Amendment to Credit Agreement dated as of August 13, 2012 among Offshore Group Investment Limited, Vantage Drilling Company, the subsidiary guarantors party thereto, and Royal Bank of Canada, as lender and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 14, 2012)

10.28	Second Amendment to Credit Agreement among Offshore Group Investment Limited, Vantage Drilling Company, the Guarantors party thereto, the lenders party thereto and Royal Bank of Canada, as Administrative Agent for the lenders (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.29	Joinder Agreement dated December 3, 2012 executed by PT. Vantage Drilling Company Indonesia relating to the Revolving Facility dated as of June 21, 2012 as amended (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

10.30	Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

Exhibit No.	Description

10.31	Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)

23.1	Consent of UHY LLP

31.1	Certification of CEO Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of CEO Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

101.INS	— XBRL Instance Document (Furnished herewith)

101.SCH	— XBRL Schema Document (Furnished herewith)

101.CAL	— XBRL Calculation Document (Furnished herewith)

101.DEF	— XBRL Definition Linkbase Document (Furnished herewith)

101.LAB	— XBRL Label Linkbase Document (Furnished herewith)

101.PRE	— XBRL Presentation Linkbase Document (Furnished herewith)