Form 10-Q
period 2013-03-31
Vantage Drilling CO
filed 2013-05-10
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of Vantage Drilling Company ordinary shares outstanding as of April 30, 2013 is 302,061,224 shares.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	general economic conditions and conditions in the oil and gas industry;

•	our failure to obtain delivery of the Tungsten Explorer;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of changes in regulations on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	increased costs of obtaining supplies;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	various risks in our relationship with F3 Capital and its affiliates; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$457,000	$502,726
Restricted cash	3,515	3,515
Trade receivables	101,931	119,452
Inventory	42,263	37,944
Prepaid expenses and other current assets	19,803	25,208

Total current assets	624,512	688,845

Property and equipment
Property and equipment	2,912,385	2,893,837
Accumulated depreciation	(201,187)	(176,331)

Property and equipment, net	2,711,198	2,717,506

Other assets
Investment in joint venture	31,909	31,320
Other assets	87,951	92,536

Total other assets	119,860	123,856

Total assets	$3,455,570	$3,530,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,195	$50,909
Accrued liabilities	86,312	123,484
Current maturities of long-term debt	41,000	31,250

Total current liabilities	168,507	205,643

Long-term debt, net of discount of $35,212 and $11,940	2,796,288	2,710,559
Other long-term liabilities	43,422	45,520
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 301,712 and 299,647 shares issued and outstanding	302	299
Additional paid-in capital	880,204	878,137
Accumulated deficit	(433,153)	(309,951)

Total shareholders’ equity	447,353	568,485

Total liabilities and shareholders’ equity	$3,455,570	$3,530,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Contract drilling services	$134,664	$104,998
Management fees	3,198	2,722
Reimbursables	9,139	24,129

Total revenues	147,001	131,849

Operating costs and expenses
Operating costs	75,317	69,324
General and administrative	7,427	5,260
Depreciation	24,861	16,572

Total operating costs and expenses	107,605	91,156

Income from operations	39,396	40,693
Other income (expense)
Interest income	96	12
Interest expense and other financing charges	(59,662)	(36,763)
Loss on debt extinguishment	(98,327)	—
Other, net	901	645

Total other income (expense)	(156,992)	(36,106)

Income (loss) before income taxes	(117,596)	4,587
Income tax provision	5,605	5,766

Net loss	$(123,201)	$(1,179)

Loss per share
Basic	$(0.41)	$(0.00)
Diluted	$(0.41)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,201)	$(1,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24,861	16,572
Amortization of debt financing costs	3,995	2,374
Non-cash loss on debt extinguishment	6,070	—
Equity in loss of joint venture	133	—
Share-based compensation expense	2,069	2,253
Amortization of debt discount (premium)	(97)	1,937
Deferred income tax expense	778	598
Loss on disposal of assets	1	3
Changes in operating assets and liabilities:
Restricted cash	—	1,650
Trade receivables	17,521	(12,686)
Inventory	(4,319)	(1,276)
Prepaid expenses and other current assets	3,963	(1,489)
Other assets	290	610
Accounts payable	(9,713)	(4,102)
Accrued liabilities and other long-term liabilities	(42,762)	(55,455)

Net cash used in operating activities	(120,411)	(50,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(15,135)	(3,328)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(15,133)	(3,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	775,000	—
Proceeds from issuance of term loan, net	344,750	—
Repayment of long-term debt	(1,006,249)	—
Debt issuance costs	(23,683)	(39)

Net cash provided by (used in) financing activities	89,818	(39)

Net decrease in cash and cash equivalents	(45,726)	(53,557)
Cash and cash equivalents—beginning of period	502,726	110,031

Cash and cash equivalents—end of period	$457,000	$56,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$86,141	$70,490
Taxes	4,445	3,492
Non-cash investing and financing transactions:
Interest capitalized	(4,143)	(3,627)
Trade-in value on equipment upgrades	—	(2,956)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification drilling units. Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships, two of which are operating and one of which is undergoing commissioning. Our global fleet is currently located in India, Southeast Asia, West Africa and the U.S. Gulf of Mexico. In addition, we also have a 41.9% interest in Sigma Drilling, Ltd. (“Sigma”), which has contracted to build a next generation drillship to be known as the Palladium Explorer.

In March 2013 Offshore Group Investment Limited, one of our wholly-owned subsidiaries (the “Issuer”), entered into a 6-year, $350.0 million term loan (the “2019 Term Loan”) and completed an offering of $775.0 million of 7.125% Senior Secured First Lien Notes (the “7.125% Senior Notes”) which mature in 2023. The proceeds from the 2019 Term Loan and 7.125% Senior Notes were used to retire approximately $1.0 billion of the Issuer’s existing 11.5% Senior Secured Notes (the “11.5% Senior Notes”) for total consideration of approximately $1.1 billion, including $92.2 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds is available for transaction expenses and general corporate purposes. At the same time, we amended and restated our secured revolving credit agreement to increase the aggregate principal amount available thereunder to $200 million.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2012 is derived from our December 31, 2012 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs are capitalized as part of the cost while they were under construction and prior to the commencement of each vessel’s first contract. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for assets under construction for the three months ended March 31, 2013 was $3.4 million as compared to $3.6 million for the three months ended March 31, 2012.

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

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: We are currently accounting for our 41.9% interest in Sigma as an equity method investment. Accordingly, we will recognize 41.9% of the profit or loss of Sigma as other income in our statement of operations with a corresponding adjustment to our investment in joint venture account. As the purpose of Sigma is to construct the Palladium Explorer and it has no other significant operations, we are required to capitalize interest on our investment in Sigma. During the three month period ended March 31, 2013, Sigma’s operations consisted primarily of the construction of the Palladium Explorer and Sigma recognized a loss from operations consisting primarily of general administrative expenses. The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2012	$31,320
Our share of joint venture net losses	(133)
Capitalized interest	722

Balance, March 31, 2013	$31,909

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon completion. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Upon completion of drilling contracts, any demobilization fees received are recorded as revenue. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	301,124	291,527
Options and warrants	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	301,124	291,527

The calculation of diluted weighted average ordinary shares outstanding excludes 29.4 million and 2.5 million ordinary shares for the three months ended March 31, 2013 and 2012, respectively, issuable pursuant to outstanding warrants, stock options and convertible notes because their effect is anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts as of March 31, 2013 or December 31, 2012.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $2.1 million and $2.3 million of share-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The fair value at March 31, 2013 of the 7.5% Senior Notes and the Convertible Notes discussed below under “Debt” was approximately $1.2 billion and $65.7 million based on quoted market prices, a Level 1 measurement. The carrying value of the 7.125% Senior Notes at March 31, 2013 approximates their fair value primarily due to their recent issuance.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At March 31, 2013 and December 31, 2012, we had no outstanding derivative instruments.

3. Transactions with F3 Capital and Affiliates

Titanium Explorer Acquisition

In April 2012, we completed the acquisition of the ultra-deepwater drillship, Titanium Explorer, from Valencia Drilling Corporation, an affiliate of F3 Capital, our largest shareholder. In December 2012, the Titanium Explorer commenced drilling operations in the U.S. Gulf of Mexico under an eight year drilling contract.

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of March 31, 2013, and remains currently due and payable. In August 2012, we issued a demand letter to North Pole regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

F3 Capital Note

As part of the purchase price for the acquisition of the remaining interest in the entity that owned the construction contract for the Platinum Explorer (the “Mandarin Acquisition”), we issued a promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. In August 2012, we issued $56.5 million aggregate principal amount of convertible notes

(the “Convertible Notes”). In connection with the issuance of the Convertible Notes, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this transaction, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of March 31, 2013, if we were to value the F3 Capital Note at our current weighted average cost of capital, considering the $6.5 million reduction in principal amount resulting from F3 Capital’s purchase of Convertible Notes, the current discounted present value would be approximately $34.8 million, a Level 3 measurement.

The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the contingent conversion price of the F3 Capital Note so long as the F3 Capital Note is outstanding.

Lawsuit

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the United States District Court for the Southern District of Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. We intend to vigorously pursue our claims, but we can provide no assurance as to the outcome of this legal action.

4. Construction Supervision Agreements

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. In furtherance of this arrangement, we provided a technical assistance letter to the contractor to assist them in obtaining qualified status with their potential customers for the jackup rig. The contractor subsequently acquired a second jackup rig currently under construction and ordered two additional rigs. The contractor has awarded us the management of the construction of each of the four rigs, under which we will receive a fixed fee per day. We have also been awarded an operations management agreement for the first of these rigs, which was delivered in the first quarter of 2013. Under the terms of our operations management agreement, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rig. Our counterparties to the construction management agreements for each rig may terminate their obligations to us at any time upon ninety days written notice, and may terminate our operations agreement upon ninety days written notice following the satisfaction of a minimum term. Additionally, each of the management agreements may also be terminated if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the rig is damaged to the point of being inoperable; or (iv) the rig is sold and no outstanding payments are owed to us. We expect to enter into operations management agreements with respect to the three rigs still under construction prior to their delivery.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we are receiving a fixed monthly management fee during the expected thirty-six month construction period for the vessel. Additionally, we have entered into an agreement to provide marketing services with respect to the Palladium Explorer, and we expect to enter into an agreement with Sigma to provide operational services for the vessel during 2013.

5. Debt

Our long-term debt was composed of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $8,928 and $9,539	478,572	484,211
$350 million 2019 Term Loan, net of discount of $5,240	344,760	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
7.875% Convertible Notes, net of discount of $2,567 and $2,709	53,933	53,791
F3 Capital Note, net of discount of $18,477 and $19,418	35,023	34,082

	2,837,288	2,741,809
Less current maturities of long-term debt	41,000	31,250

Long-term debt	$2,796,288	$2,710,559

Issuance of 7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, the Issuer issued $775.0 million in aggregate principal amount of 7.125% Senior Notes under an indenture. The 7.125% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months.

Additionally during March 2013, we entered into the $350 million 2019 Term Loan. The 2019 Term Loan was issued at 98.5% of the face value and bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. The original issue discount, reported as a direct deduction from the face amount of the 2019 Term Loan, will be recognized over the life of the 2019 Term Loan using the effective interest rate method. The 2019 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

The net proceeds, after fees and expenses, from the 7.125% Senior Notes and the 2019 Term Loan of approximately $1.1 billion were used to retire approximately $1.0 billion of the Issuer’s existing 11.5% Senior Notes for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds is available for payment of transaction expenses and general corporate purposes.

7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, the Issuer issued $1.150 billion in aggregate principal amount of 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”) under an indenture. The 7.5% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrently with the closing of the 7.5% Senior Notes, we entered into a $500 million 2017 Term Loan (the “2017 Term Loan”). The 2017 Term Loan was issued at 98% of the face value and bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. The original issue discount, reported as a direct deduction from the face amount of the 2017 Term Loan, will be recognized over the life of the 2017 Term Loan using the effective interest rate method. The 2017 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of $1.0 billion of our 11.5% Senior Notes and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship pursuant to the construction contract with DSME, and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

11.5% Senior Secured Notes

In July 2010, the Issuer issued $1.0 billion aggregate principal amount of 11.5% Senior Notes. These 11.5% Senior Notes were fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 11.5% Senior Notes were scheduled to mature on August 1, 2015 and interest on outstanding 11.5% Senior Notes was payable semi-annually in arrears.

In June 2011 and April 2012, the Issuer issued $225.0 million and $775.0 million, respectively, aggregate principal amount of additional 11.5% Senior Notes at a price equal to 107% and 108%, respectively, of their face value. In October 2012, we completed a tender offer for $1.0 billion of 11.5% Senior Notes. In March 2013, we completed a tender offer for the remaining $1.0 billion of 11.5% Senior Notes outstanding. In connection with the retirement of the remaining 11.5% Senior Notes, we recognized a $98.3 million loss on debt extinguishment in the three months ended March 31, 2013.

7.875% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of Convertible Notes under an indenture. The Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7.875% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.3 million were used to fund capital expenditures and working capital needs, and for general corporate purposes.

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

Credit Agreement

In June 2012, we entered into a secured revolving credit agreement (the “Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million. In March 2013, in connection with the issuance of the 7.125% Senior Notes and the 2019 Term Loan, we amended the Credit Agreement to increase the aggregate principal amount to $200.0 million. The Credit Agreement will now mature on April 25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit Agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at March 31, 2013. As of March 31, 2013, we have not drawn down any amounts under the Credit Agreement.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of March 31, 2013, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. In March 2013, our shareholders approved a proposal to amend our 2007 Long-Term Incentive Plan (the “LTIP”) to increase the maximum number of ordinary shares that we may issue under the LTIP from 25 million to 45 million ordinary shares.

During the three months ended March 31, 2013, we granted to employees and directors 3,266,173 time-vested restricted shares and 1,451,919 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The time-vested restricted share awards and performance units are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $8.8 million, based on an average share price of $1.87 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the three months ended March 31, 2013, 1,709,175 of previously granted time-vested share awards vested and 468,408 performance unit awards vested at a 1.5 ratio, or a total of 702,612 ordinary shares.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2012 remain open to examination in many of our jurisdictions. In October 2010, October 2011 and December 2012, authorities in Thailand commenced an examination for the 2009, 2010 and 2011 tax years, respectively. In October 2011, authorities in the Philippines notified us they would begin an examination for the 2010 tax year and during 2012, the audit was extended to the 2011 tax year. In September 2012, authorities in India notified us they would begin an examination for the 2010-2011 fiscal tax year. In April 2013, Singaporean authorities notified us they would begin an examination for rhe 2011 tax year.

8. Commitments and Contingencies

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. See above under Transactions with F3 Capital and Affiliates for additional information.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Prepaid insurance	$9,404	$13,951
Sales tax receivable	2,808	2,438
Income tax receivable	—	303
Current deferred tax asset	1,019	2,461
Other receivables	815	206
Deferred mobilization costs	2,844	3,683
Other	2,913	2,166

	$19,803	$25,208

Property and Equipment

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Drilling equipment	$2,735,426	$2,736,074
Assets under construction	163,940	145,088
Leasehold improvements	1,641	1,579
Office and technology equipment	11,378	11,096

	2,912,385	2,893,837
Accumulated depreciation	(201,187)	(176,331)

Property and equipment, net	$2,711,198	$2,717,506

Interest costs related to the financings of our drillings rigs and the amortization of debt financing costs are capitalized as part of the cost of the rig while it is under construction. We capitalized approximately $3.4 million of interest and amortization costs for the three months ended March 31, 2013 with regards to the construction of the Tungsten Explorer.

Other Assets

Other assets consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$57,001	$61,309
Performance bond collateral	21,268	21,262
Deposits	1,343	1,269
Deferred income taxes	13	—
Deferred survey costs	389	504
Deferred agent fees	7,937	8,192

	$87,951	$92,536

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Interest	$52,478	$78,713
Compensation	14,793	17,817
Insurance premiums	6,418	12,694
Unearned income	787	—
Deferred revenue	5,784	8,047
Property, service and franchise taxes	1,610	1,610
Income taxes payable	2,357	2,216
Other	2,085	2,387

	$86,312	$123,484

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Deferred revenue	$36,869	$38,368
Deferred income taxes	1,480	2,131
Other	5,073	5,021

	$43,422	$45,520

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of mobile offshore drilling units (“MODU”s), including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our MODUs are relocated based on demand for our services and customer requirements. Our customers consist primarily of national or government-controlled oil and gas companies, large international oil and gas companies and other international exploration and production companies. We also provide construction supervision services for drilling units owned by others.

For the three months ended March 31, 2013 and 2012, most of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 35%, 20%, 12% and 10% of consolidated revenue for the three months ended March 31, 2013. For the three months ended March 31, 2012, three customers accounted for approximately 40%, 24% and 14%, respectively of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

The 7.125% Senior Notes and 7.5% Senior Notes were issued under separate indentures and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). Our other existing subsidiaries have not guaranteed or pledged assets to secure the 7.125% Senior Notes or the 7.5% Senior Notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed consolidating financial information as of March 31, 2013 and 2012 and or the three months ended March 31, 2013 and 2012 of (i) the Parent, (ii) the Issuer, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of March 31, 2013 and 2012 and results of operations for the three months ended March 31, 2013 and 2012, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2013
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$5,468	$321,139	$123,495	$6,898	$—	$457,000
Other current assets	162	—	160,224	7,126	—	167,512

Total current assets	5,630	321,139	283,719	14,024	—	624,512
Property and equipment, net	—	679	2,690,908	19,611	—	2,711,198
Investment in and advances to subsidiaries	654,844	1,437,788	1,056,387	1,491	(3,150,510)	—
Investment in joint venture	—	—	—	31,909	—	31,909
Other assets	9,546	55,393	22,069	943	—	87,951

Total assets	$670,020	$1,814,999	$4,053,083	$67,978	$(3,150,510)	$3,455,570

Accounts payable and accrued liabilities	$17,750	$43,891	$48,848	$17,018	$—	$127,507
Current maturities of long-term debt	—	41,000	—	—	—	41,000
Intercompany (receivable) payable	(221,049)	(892,455)	2,047,834	(934,330)	—	—

Total current liabilities	(203,299)	(807,564)	2,096,682	(917,312)	—	168,507
Long-term debt	88,956	2,707,332	—	—	—	2,796,288
Other long-term liabilities	—	—	37,720	5,702	—	43,422
Shareholders’ equity (deficit)	784,363	(84,769)	1,918,681	979,588	(3,150,510)	447,353

Total liabilities and shareholders’ equity	$670,020	$1,814,999	$4,053,083	$67,978	$(3,150,510)	$3,455,570

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2013
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$138,608	$8,393	$147,001
Operating costs and expenses	3,664	(144)	97,229	6,856	107,605

Income (loss) from operations	(3,664)	144	41,379	1,537	39,396
Other, net	(3,123)	(154,774)	765	140	(156,992)

Income (loss) before income taxes	(6,787)	(154,630)	42,144	1,677	(117,596)
Income tax provision	—	39	5,167	399	5,605

Net income (loss)	$(6,787)	$(154,669)	$36,977	$1,278	$(123,201)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2013
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(10,520)	$(175,979)	$69,588	$(3,500)	$(120,411)
Net cash provided by (used in) investing activities	—	(60)	(7,892)	(7,181)	(15,133)
Net cash provided by (used in) financing activities	517	74,711	4,146	10,444	89,818

Net increase (decrease) in cash and cash equivalents	(10,003)	(101,328)	65,842	(237)	(45,726)
Cash and cash equivalents—beginning of period	15,471	422,467	57,653	7,135	502,726

Cash and cash equivalents—end of period	$5,468	$321,139	$123,495	$6,898	$457,000

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$7,267	$120	$46,839	$2,248	$—	$56,474
Other current assets	3,165	228	114,706	43,882	—	161,981

Total current assets	10,432	348	161,545	46,130	—	218,455
Property and equipment, net	—	—	1,786,357	9,098	—	1,795,455
Investment in and advances to subsidiaries	644,594	480,632	100,504	1,444	(1,227,174)	—
Other assets	—	31,697	22,472	1,502	—	55,671

Total assets	$655,026	$512,677	$2,070,878	$58,174	$(1,227,174)	$2,069,581

Accounts payable and accrued liabilities	$10,918	$23,479	$30,312	$34,738	$—	$99,447

Intercompany (receivable) payable	(174,036)	(1,020,663)	1,193,215	1,484	—	—

Total current liabilities	(163,118)	(997,184)	1,223,527	36,222	—	99,447
Long-term debt	34,998	1,213,367	—	—	—	1,248,365
Other long-term liabilities	—	—	20,684	3,865	—	24,549
Shareholders’ equity (deficit)	783,146	296,494	826,667	18,087	(1,227,174)	697,220

Total liabilities and shareholders’ equity	$655,026	$512,677	$2,070,878	$58,174	$(1,227,174)	$2,069,581

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$107,726	$24,123	$131,849
Operating costs and expenses	2,927	—	66,672	21,557	91,156

Income (loss) from operations	(2,927)	—	41,054	2,566	40,693
Other, net	(1,915)	(34,835)	480	164	(36,106)

Income (loss) before income taxes	(4,842)	(34,835)	41,534	2,730	4,587
Income tax provision	—	—	5,310	456	5,766

Net income (loss)	$(4,842)	$(34,835)	$36,224	$2,274	$(1,179)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(10,519)	$(70,667)	$38,576	$(7,580)	$(50,190)
Net cash provided by (used in) investing activities	(22)	—	(183)	(3,123)	(3,328)
Net cash provided by (used in) financing activities	2,859	70,777	(82,450)	8,775	(39)

Net increase (decrease) in cash and cash equivalents	(7,682)	110	(44,057)	(1,928)	(53,557)
Cash and cash equivalents—beginning of period	14,949	10	90,896	4,176	110,031

Cash and cash equivalents—end of period	$7,267	$120	$46,839	$2,248	$56,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2013 and our results of operations for the three months ended March 31, 2013 and 2012. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Commissioning
Palladium Explorer (2)	2015	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water; both the Platinum Explorer and Titanium Explorer are currently equipped to drill in 10,000 feet of water. The Tungsten Explorer will be equipped to drill in 10,000 feet of water.
(2)	The Palladium Explorer is directly owned by Sigma. As of March 31, 2013, we owned 41.9% of the outstanding shares of Sigma. The Palladium Explorer will be equipped to drill in up to 12,000 feet of water.

Business Outlook

We believe the current market outlook for global oil and gas demand is favorable and will continue to increase demand for our services in the areas of the world where we are currently operating.

The market for jackups continues to improve as operators continue to seek modern, high specification jackups to develop oil and natural gas reserves. As demand from operators has increased, contract rates and utilization have risen with recent contracts being awarded with dayrates in excess of $170,000 per day. Currently, we estimate there are approximately 74 jackups scheduled for delivery through 2014. We believe that the market will absorb these new deliveries without a significant negative impact on future dayrates.

Deepwater and ultra-deepwater projects are typically longer in duration than shallow-water drilling programs, which reduce the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economic conditions and oil and natural gas prices and demand. We believe the long-term fundamentals for demand for oil and natural gas support a further increase in deepwater and ultra-deepwater development. This is further supported by significant oilfield discoveries offshore Brazil, Africa and in the Gulf of Mexico. We believe oil and gas companies are generally planning to increase their upstream capital spending levels.

As of April 2013, we estimate there are approximately 43 deepwater and ultra-deepwater rigs scheduled for delivery through 2014, of which 23 are contracted to customers. We believe that rig demand is likely to exceed rig supply despite projected delivery of newbuild units. The demand has resulted in an increase in dayrates with some recent ultra-deepwater contract fixtures in excess of $600,000 per day.

In December 2012, the Titanium Explorer commenced drilling operations in the U.S. Gulf of Mexico. In May 2013, we entered into a drilling services contract for the Tungsten Explorer to work in West Africa for a major international operator. The contract is for two years, with four six-month options. The estimated revenue over the initial two-year firm period of the contract is approximately $468 million, including mobilization. Until the commencement of this contract in the middle of 2014, we will market the Tungsten Explorer in the spot market.

Results of Operations

The first two of our jackup rigs began operations under their initial contracts in February and August 2009, respectively. Our third and fourth jackup rigs commenced operations in January and March 2010, respectively. Our first drillship, the Platinum Explorer, was delivered in November 2010 and commenced operations in December 2010. Our second drillship, the Titanium Explorer, commenced operations in December 2012.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Jackups
Operating rigs, end of period	4	4
Available days (1)	360	364
Utilization (2)	98.4%	100.0%
Average daily revenues (3)	$150,968	$144,543
Deepwater
Operating rigs, end of period	2	1
Available days (1)	180	91
Utilization (2)	88.5%	98.8%
Average daily revenues (3)	$509,395	$582,454

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

The following table is an analysis of our operating results for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	Change
	(In thousands)
Revenues
Contract drilling services	$134,664	$104,998	$29,666
Management fees	3,198	2,722	476
Reimbursables	9,139	24,129	(14,990)

Total revenues	147,001	131,849	15,152

Operating costs and expenses
Operating costs	75,317	69,324	(5,993)
General and administrative	7,427	5,260	(2,167)
Depreciation	24,861	16,572	(8,289)

Total operating expenses	107,605	91,156	(16,449)

Income from operations	39,396	40,693	(1,297)
Other income (expense)
Interest income	96	12	84
Interest expense and financing charges	(59,662)	(36,763)	(22,899)
Loss on debt extinguishment	(98,327)	—	(98,327)
Other income	901	645	256

Total other expense	(156,992)	(36,106)	(120,886)

Loss before income taxes	(117,596)	4,587	(122,183)
Income tax provision	5,605	5,766	(161)

Net loss	$(123,201)	$(1,179)	$(122,022)

Revenue: Total revenue for the three months ended March 31, 2013 was $147.0 million compared to $131.8 million for the three months ended March 31, 2012, an increase of $15.2 million, or 11%. Contract drilling revenue totaled $134.7 million for the three months ended March 31, 2013 compared to $105.0 million for the same period in 2012, an increase of $29.7 million, or 28%. The increase in drilling revenue was primarily due to the commencement of operations of the Titanium Explorer in December 2012. Deepwater utilization for the three months ended March 31, 2013 was 88.5% compared to 98.8% in the prior year due to the Titanium Explorer incurring normal and expected levels of downtime after initial commencement of operations.

Management fees and reimbursable revenue for the three months ended March 31, 2013 were $3.2 million and $9.1 million, respectively, as compared to $2.7 million and $24.1 million in the prior year. The increase in management fees is due to the addition of management projects to manage the construction and delivery of four jackups and operations management of one jackup for a customer in Mexico. The decrease in reimbursable revenue is due to reduced reimbursable construction purchases on the shipyard oversight project for the construction of a drillship in China.

Operating expenses: Operating expenses for the three months ended March 31, 2013 were $75.3 million compared to $69.3 million for the three months ended March 31, 2012, an increase of $6.0 million, or approximately 9%. This increase was due primarily to the operating costs on the Titanium Explorer of approximately $20.0 million, increased operating costs due to inflation and increased overhead support of approximately $2.2 million partially offset by a $16.2 million reduction in shipyard oversight reimbursable costs.

General and administrative expenses: General and administrative expenses were $7.4 million for the three months ended March 31, 2013 as compared to $5.3 million for the three months ended March 31, 2012. The increase of $2.1 million was primarily due to increased personnel support costs required to support our expanded operations.

Depreciation expense: Depreciation expense was $24.9 million for the three months ended March 31, 2013, as compared to $16.6 million for the three months ended March 31, 2012. The increase of $8.3 million is primarily due to the addition of the Titanium Explorer to our operating fleet in the fourth quarter of 2012.

Interest expense and other financing charges: Interest expense and other financing charges for the three months ended March 31, 2013 increased $23.0 million over the same period in 2012. The increase was primarily attributable to increased levels of debt outstanding in 2013 due to the acquisition of the Titanium Explorer and for the pre-funding of the upcoming final shipyard payment on the Tungsten Explorer.

We capitalized $4.1 million of interest and amortization costs in the three months ended March 31, 2013. We capitalized $3.6 million of interest and amortization costs in the three months ended March 31, 2012.

Loss on extinguishment of debt: In the three months ended March 31, 2013, in connection with the early retirement of the remaining $1.0 billion of 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $17.9 million.

Income tax expense: Income tax expense was $5.6 million for the three month period ended March 31, 2013 as compared to $5.8 million for the comparable period in 2012. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions we operate. These taxes in the first quarter of 2013 were consistent with 2012. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of March 31, 2013 we had working capital of approximately $456.0 million. Included in working capital is approximately $457.0 million of cash available for general corporate purposes, including the quarterly payments of principal and interest on our $500 million 2017 Term Loan that began in December 2012, the semi-annual interest payments on our 7.5% Senior Notes beginning in May 2013, the quarterly payments of principal and interest on our $350 million 2019 Term Loan beginning in June 2013 and the semi-annual interest payments on our 7.125% Senior Notes beginning in October 2013. Additionally, we have posted $24.8 million cash as collateral for bid tenders and performance bonds. For the remainder of 2013, we anticipate spending approximately $30.6 million on sustaining capital expenditures and $474.7 million for the final outfitting of the Tungsten Explorer, including the estimated final shipyard payment of $417.0 million. These amounts do not include any capitalized interest related to the Tungsten Explorer or our joint venture investment. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if needed.

The timing of the Tungsten Explorer commencing initial operations is a significant factor that affects our liquidity position in the second half of 2013. The timing and extent of any contracts, and the related customer’s acceptance testing and any third party verifications will impact the commencement date of operations and could negatively impact liquidity.

Long-term Debt

As of March 31, 2013 and December 31, 2012, our long-term debt was composed of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $8,928 and $9,539	478,572	484,211
$350 million 2019 Term Loan, net of discount of $5,240	344,760	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
7.875% Convertible Notes, net of discount of $2,567 and $2,709	53,933	53,791
F3 Capital Note, net of discount of $18,477 and $19,418	35,023	34,082

	2,837,288	2,741,809
Less current maturities of long-term debt	41,000	31,250

Long-term debt	$2,796,288	$2,710,559

Issuance of 7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, the Issuer issued $775.0 million in aggregate principal amount of 7.125% Senior Notes. The 7.125% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013.

Additionally during March 2013, we entered into the $350 million 2019 Term Loan. The 2019 Term Loan was issued at 98.5% of the face value and bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities, payable quarterly, of 1% of the original principal amount with final maturity in 2019. The original issue discount, reported as a direct deduction from the face amount of the 2019 Term Loan, will be recognized over the life of the 2019 Term Loan using the effective interest rate method. The 2019 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

The net proceeds, after fees and expenses, from the 7.125% Senior Notes and the 2019 Term Loan of approximately $1.1 billion were used to retire approximately $1.0 billion of the Issuer’s existing 11.5% Senior Notes for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds is available for payment of transaction expenses and general corporate purposes.

7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, the Issuer issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrent with the closing of the 7.5% Senior Notes, we entered into the $500 million 2017 Term Loan. The 2017 Term Loan was issued at 98% of the face value and bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. The original issue discount, reported as a direct deduction from the face amount of the 2017 Term Loan, will be recognized over the life of the 2017 Term Loan using the effective interest rate method. The 2017 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of $1.0 billion of our 11.5% Senior Notes and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship pursuant to the construction contract with DSME, and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

11.5% Senior Secured Notes

In July 2010, the Issuer issued $1.0 billion aggregate principal amount of 11.5% Senior Notes. These 11.5% Senior Notes were fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 11.5% Senior Notes were scheduled to mature on August 1, 2015 and interest on outstanding 11.5% Senior Notes was payable semi-annually in arrears.

In June 2011 and April 2012, the Issuer issued $225.0 million and $775.0 million, respectively, aggregate principal amount of additional 11.5% Senior Notes at a price equal to 107% and 108%, respectively of their face value. In October 2012, we completed a tender offer for $1.0 billion of 11.5% Senior Notes. In March 2013, we completed a tender offer for the remaining $1.0 billion of 11.5% Senior Notes outstanding. In connection with the retirement of the remaining 11.5% Senior Notes, we recognized a $98.3 million loss on debt extinguishment in the three months ended March 31, 2013.

7.875% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of Convertible Notes under an indenture. The Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7.875% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.3 million were used to fund capital expenditures and working capital needs, and for general corporate purposes.

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

Credit Agreement

In June 2012, we entered into the Credit Agreement to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million. In March 2013, in connection with the issuance of the 7.125% Senior Notes and the 2019 Term Loan, we amended the Credit Agreement to increase the aggregate principal amount to $200.0 million and the Credit Agreement will now mature on April 25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit Agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at March 31, 2013. As of March 31, 2013, we have not drawn down any amounts under the Credit Agreement.

F3 Capital Note

The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. In connection with the August 2012 issuance of the Convertible Notes, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this transaction, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

Commitments and Contingencies

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the United States District Court for the Southern District of Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. We can provide no assurance as to the outcome of this legal action.

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, comprise the most significant amount of our total assets. We make judgments with regards to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives.

We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. We completed our jackup construction program in the first quarter of 2010 and the Platinum Explorer in the fourth quarter of 2010. In June 2011, we made our initial construction payment on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. The Titanium Explorer began operations under its initial contract in December 2012. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three months ended March 31, 2013 and 2012 were $3.4 million and $3.6 million, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated undiscounted cash flows. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regards to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $42.7 million and $46.4 million at March 31, 2013 and December 31, 2012, respectively. Deferred revenues are included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first three months of 2013 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of March 31, 2013, we had $850.0 million of variable rate debt outstanding. In October 2012, we entered into the $500.0 million 2017 Term Loan. The 2017 Term Loan bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. In March 2013, we entered into the $350.0 million 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $8.5 million per annum. As of April 23, 2013, the 1-year LIBOR rate was 0.711% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 6.25% and 5.75%, respectively, or approximately $51.4 million per year. We have not entered into any interest rate hedges or swaps with regards to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2013, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

4.1	Indenture dated as of March 28, 2013 by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

4.2	Eighth Supplemental Indenture dated as of March 28, 2013, by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

4.3	Satisfaction and Discharge of Indenture dated as of March 28, 2013, made by Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.1	Second Term Loan Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.2	Amended and Restated Credit Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto, the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.3	Registration Rights Agreement dated as of March 28, 2013 by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citigroup Global Markets Inc. and Jefferies LLC, as representatives of the several initial purchasers of the 7.125% Senior Secured Notes (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

101.INS	— XBRL Instance Document **

101.SCH	— XBRL Schema Document **

101.CAL	— XBRL Calculation Document **

101.DEF	— XBRL Definition Linkbase Document **

101.LAB	— XBRL Label Linkbase Document **

101.PRE	— XBRL Presentation Linkbase Document **

*	Filed herewith.
**	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K. The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY

By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 10, 2013