Form 10-Q
period 2013-06-30
Vantage Drilling CO
filed 2013-08-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of Vantage Drilling Company ordinary shares outstanding as of July 26, 2013 is 302,121,671 shares.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

•	our small number of customers;

•	credit risks of our key customers and certain other third parties;

•	reduced expenditures by oil and natural gas exploration and production companies;

•	termination of our customer contracts;

•	commodity prices;

•	our failure to obtain delivery of the Cobalt Explorer;

•	general economic conditions and conditions in the oil and gas industry;

•	delays and cost overruns in construction projects;

•	competition within our industry;

•	limited mobility between geographic regions;

•	operating hazards in the oilfield service industry;

•	the impact of changes in regulations on offshore drilling;

•	ability to obtain indemnity from customers;

•	adequacy of insurance coverage in the event of a catastrophic event;

•	operations in international markets;

•	governmental, tax and environmental regulation;

•	changes in legislation removing or increasing current applicable limitations of liability;

•	effects of new products and new technology on the market;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	compliance with restrictions and covenants in our debt agreements;

•	identifying and completing acquisition opportunities;

•	levels of operating and maintenance costs;

•	our dependence on key personnel;

•	availability of workers and the related labor costs;

•	increased costs of obtaining supplies;

•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control;

•	various risks in our relationship with F3 Capital and its affiliates; and

•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$440,405	$502,726
Restricted cash	3,353	3,515
Trade receivables	107,876	119,452
Inventory	45,757	37,944
Prepaid expenses and other current assets	19,071	25,208

Total current assets	616,462	688,845

Property and equipment
Property and equipment	2,945,368	2,893,837
Accumulated depreciation	(226,134)	(176,331)

Property and equipment, net	2,719,234	2,717,506

Other assets
Investment in joint venture	32,359	31,320
Other assets	93,061	92,536

Total other assets	125,420	123,856

Total assets	$3,461,116	$3,530,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,126	$50,909
Accrued liabilities	75,065	123,484
Current maturities of long-term debt	47,250	31,250

Total current liabilities	180,441	205,643

Long-term debt, net of discount of $33,280 and $11,940	2,784,845	2,710,559
Other long-term liabilities	42,678	45,520
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 302,108 and 299,647 shares issued and outstanding	302	299
Additional paid-in capital	881,787	878,137
Accumulated deficit	(428,937)	(309,951)

Total shareholders’ equity	453,152	568,485

Total liabilities and shareholders’ equity	$3,461,116	$3,530,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Contract drilling services	$155,803	$99,683	$290,467	$204,681
Management fees	2,410	956	5,608	3,678
Reimbursables	12,424	4,486	21,563	28,615

Total revenues	170,637	105,125	317,638	236,974

Operating costs and expenses
Operating costs	77,117	50,030	152,434	119,354
General and administrative	7,054	6,704	14,481	11,964
Depreciation	24,980	16,372	49,841	32,944

Total operating costs and expenses	109,151	73,106	216,756	164,262

Income from operations	61,486	32,019	100,882	72,712
Other income (expense)
Interest income	74	21	170	33
Interest expense and other financing charges	(51,255)	(36,172)	(110,917)	(72,935)
Loss on debt extinguishment	—	—	(98,327)	—
Other, net	988	216	1,889	861

Total other income (expense)	(50,193)	(35,935)	(207,185)	(72,041)

Income (loss) before income taxes	11,293	(3,916)	(106,303)	671
Income tax provision	7,077	6,061	12,682	11,827

Net income (loss)	$4,216	$(9,977)	$(118,985)	$(11,156)

Earnings (loss) per share
Basic	$0.01	$(0.03)	$(0.39)	$(0.04)
Diluted	$0.01	$(0.03)	$(0.39)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,985)	$(11,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	49,841	32,944
Amortization of debt financing costs	6,588	7,438
Non-cash loss on debt extinguishment	6,070	—
Equity in loss of joint venture	256	—
Share-based compensation expense	3,652	4,420
Amortization of debt discount (premium)	1,835	(762)
Deferred income tax expense	764	1,860
Loss on disposal of assets	14	249
Changes in operating assets and liabilities:
Restricted cash	162	1,150
Trade receivables	11,576	(10,977)
Inventory	(7,814)	(9,256)
Prepaid expenses and other current assets	5,308	1,476
Other assets	(4,646)	1,357
Accounts payable	7,218	10,481
Accrued liabilities and other long-term liabilities	(58,946)	644

Net cash provided by (used in) operating activities	(97,107)	29,868

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(45,130)	(816,722)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(45,128)	(816,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	775,000	837,000
Proceeds from issuance of term loan, net	344,750	—
Repayment of long-term debt	(1,013,374)	—
Debt issuance costs	(26,462)	(36,468)

Net cash provided by financing activities	79,914	800,532

Net increase (decrease) in cash and cash equivalents	(62,321)	13,678
Cash and cash equivalents—beginning of period	502,726	110,031

Cash and cash equivalents—end of period	$440,405	$123,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$149,179	$70,534
Taxes	9,286	6,531
Non-cash investing and financing transactions:
Interest capitalized	(7,751)	(25,957)
Trade-in value on equipment upgrades	—	(2,956)
Reclassification of receivable in Titanium Explorer acquisition	—	33,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification mobile offshore drilling units. Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships, two of which are operating and one of which was delivered in July 2013 and is mobilizing for its initial contract. Our global fleet is currently located in India, Southeast Asia, West Africa and the U.S. Gulf of Mexico. In addition, we also have a 41.9% interest in Sigma Drilling, Ltd. (“Sigma”), which has contracted to build a next generation drillship to be known as the Palladium Explorer.

In July 2013, we executed a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) to construct a fourth ultra-deepwater drillship, to be named the Cobalt Explorer, at the DSME yard in South Korea. The agreement is a fixed price turnkey contract for the construction of the drillship with a scheduled delivery date of August 2015. We have also obtained fixed price options for the purchase of three additional drillships from DSME. The Cobalt Explorer will be a dual activity drillship equipped with two seven ram BOPs and will be capable of operating in water depths up to 12,000 feet.

In July 2013, we issued $100.0 million principal amount of 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) which mature in 2043, unless earlier converted, redeemed or repurchased, and bears interest at 5.50%, payable semi-annually in arrears commencing on January 15, 2014. The net proceeds from the 5.50% Convertible Notes were used to fund the initial payment of $59.5 million under the Cobalt Explorer construction contract and the remainder will be used for general corporate purposes.

In March 2013 Offshore Group Investment Limited, one of our wholly-owned subsidiaries (“OGIL”), entered into a 6-year, $350.0 million term loan (the “2019 Term Loan”) and completed an offering of $775.0 million of 7.125% Senior Secured First Lien Notes (the “7.125% Senior Notes”) which mature in 2023. The proceeds from the 2019 Term Loan and 7.125% Senior Notes were used to retire approximately $1.0 billion of OGIL’s existing 11.5% Senior Secured Notes (the “11.5% Senior Notes”) for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds was used for transaction expenses and general corporate purposes. At the same time, we amended and restated our secured revolving credit agreement to increase the aggregate principal amount available thereunder to $200 million.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2012 is derived from our December 31, 2012 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Property and Equipment: Consists primarily of the costs of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is recognized.

Interest costs related to the financings of our jackups and drillships and the amortization of debt financing costs are capitalized as part of the cost while they were under construction and prior to the commencement of each vessel’s first contract. In June 2011, we made our initial construction payments on the Tungsten Explorer and began capitalizing interest for this project. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2013 were $3.0 million and $6.5 million, respectively. Total interest and amortization costs capitalized for the three and six months ended June 30, 2012 were $22.3 million and $26.0 million, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which has contracted to build a next generation ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income in our statement of operations with a corresponding adjustment to our investment in joint venture account. As the purpose of Sigma is to construct the Palladium Explorer and it has no other significant operations, we are required to capitalize interest on our investment in Sigma. During the six month period ended June 30, 2013, Sigma recognized a loss from operations consisting primarily of general administrative expenses. The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2012	$31,320
Our share of joint venture net losses	(256)
Capitalized interest	1,295

Balance, June 30, 2013	$32,359

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon completion. Mobilization fees received and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Upon completion of drilling contracts, any demobilization fees received are recorded as revenue. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	302,063	291,962	301,596	291,690
Options	—	—	—	—
Warrants	—	—	—	—

Adjusted weighted average ordinary shares outstanding for diluted EPS	302,063	291,962	301,596	291,690

For both the three and six months ended June 30, 2013 and both the three months and the six months ended June 30, 2012, the calculation of diluted weighted average ordinary shares outstanding excludes 29.4 million and 2.5 million ordinary shares, respectively, issuable pursuant to outstanding warrants, share options and convertible notes because their effect is anti-dilutive. The warrants and share options are anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods. The ordinary shares issuable for the convertible notes, if converted, are excluded as the effect of including convertible debt and the related adjustments to income under the “if-converted” method of computing diluted earnings per share is anti-dilutive for both the three and six months ended June 30, 2013.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts as of June 30, 2013 or December 31, 2012.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.6 million and $2.2 million of share-based compensation expense for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, we recognized $3.7 million and $4.4 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. The fair value at June 30, 2013 of the 7.125% Senior Notes, the 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”) and the 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) discussed below under “Debt” was approximately $804.1 million, $1.2 billion and $67.2 million based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At June 30, 2013 and December 31, 2012, we had no outstanding derivative instruments.

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

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of June 30, 2013, and remains currently due and payable. In August 2012, we issued a demand letter regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

F3 Capital Note

As part of the purchase price for the acquisition of the remaining interest in the entity that owned the construction contract for the Platinum Explorer (the “Mandarin Acquisition”), we issued a promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. In August 2012, we issued $56.5 million aggregate principal amount of 7.875% Convertible Notes. In connection with the issuance of the 7.875% Convertible Notes , F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of 7.875% Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this transaction, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of June 30, 2013, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $32.3 million, a Level 3 measurement.

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

In late July, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

4. Construction Supervision and Operations Management Agreements

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. In furtherance of this arrangement, we provided a technical assistance letter to the contractor to assist them in obtaining qualified status with their potential customers for the jackup rig. The contractor subsequently acquired a second jackup rig and ordered six additional rigs. The contractor has awarded us the management of the construction of each of the first four rigs, under which we receive a fixed fee per day. We have also been awarded an operations management agreement for the first two of these rigs, which were delivered in the first and second quarters of 2013, respectively. Under the terms of our operations management agreements, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rigs. Our counterparties to the construction management agreements for each rig may terminate their obligations to us at any time upon ninety days written notice, and may terminate our operations agreements upon ninety days written notice following the satisfaction of a minimum term. Additionally, each of the management agreements may also be terminated if any of the following occur: (i) we fail to meet our obligations under the agreement after being given notice and time to cure; (ii) we go into liquidation or cease to carry on our business; (iii) the rig is damaged to the point of being inoperable; or (iv) the rig is sold and no outstanding payments are owed to us.

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

5. Debt

Our long-term debt was composed of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $8,317 and $9,539	472,933	484,211
$350 million 2019 Term Loan, net of discount of $5,015	344,110	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
7.875% Convertible Notes, net of discount of $2,423 and $2,709	54,077	53,791
F3 Capital Note, net of discount of $17,525 and $19,418	35,975	34,082

	2,832,095	2,741,809
Less current maturities of long-term debt	47,250	31,250

Long-term debt	$2,784,845	$2,710,559

7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, OGIL issued $775.0 million in aggregate principal amount of 7.125% Senior Notes under an indenture. The 7.125% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

The net proceeds, after fees and expenses, from the 7.125% Senior Notes and the 2019 Term Loan of approximately $1.1 billion were used to retire approximately $1.0 billion of OGIL’s existing 11.5% Senior Notes for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds was used for payment of transaction expenses and general corporate purposes.

7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, OGIL issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

11.5% Senior Secured Notes

In July 2010, OGIL issued $1.0 billion aggregate principal amount of 11.5% Senior Notes. These 11.5% Senior Notes were fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 11.5% Senior Notes were scheduled to mature on August 1, 2015 and interest on outstanding 11.5% Senior Notes was payable semi-annually in arrears.

In June 2011 and April 2012, OGIL issued $225.0 million and $775.0 million, respectively, aggregate principal amount of additional 11.5% Senior Notes at a price equal to 107% and 108%, respectively, of their face value. In October 2012, we completed a tender offer for $1.0 billion of 11.5% Senior Notes. In March 2013, we completed a tender offer for the remaining $1.0 billion of 11.5% Senior Notes outstanding. In connection with the retirement of the remaining 11.5% Senior Notes, we recognized a $98.3 million loss on debt extinguishment in March 2013.

7.875% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of 7.875% Convertible Notes under an indenture. The 7.875% Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7.875% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The 7.875% Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the 7.875% Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the 7.875% Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.3 million were used to fund capital expenditures and working capital needs, and for general corporate purposes.

The 7.875% Convertible Notes are convertible into our ordinary shares, or a combination of cash and ordinary shares, if any, at our election, based upon an initial conversion rate of 476.1905 ordinary shares per $1,000 principal amount of 7.875% Convertible Notes (equivalent to an initial conversion price of approximately $2.10 per ordinary share). Holders of the 7.875% Convertible Notes may voluntarily elect to convert all, or any portion, of their holdings at any time. In addition, for any conversions prior to September 1, 2017, holders will be entitled to a make-whole payment upon conversion.

The 7.875% Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the 7.875% Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period.

Credit Agreement

In June 2012, we entered into a secured revolving credit agreement (the “Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million. In March 2013, in connection with the issuance of the 7.125% Senior Notes and the 2019 Term Loan, we amended the Credit Agreement to increase the aggregate principal amount to $200.0 million, of which $32.0 million is reserved for letters of credit. The Credit Agreement will now mature on April 25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit Agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at June 30, 2013. As of June 30, 2013, we had not drawn down any amounts under the Credit Agreement and we had issued a letter of credit for $50,000. In July 2013, we drew down $25.0 million under the Credit Agreement in anticipation of the delivery of the Tungsten Explorer.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of June 30, 2013, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. In March 2013, our shareholders approved a proposal to amend our 2007 Long-Term Incentive Plan (the “LTIP”) to increase the maximum number of ordinary shares that we may issue under the LTIP from 25 million to 45 million ordinary shares.

During the six months ended June 30, 2013, we granted to employees and directors 3,506,117 time-vested restricted shares and 1,571,919 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The time-vested restricted share awards and performance units are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $9.5 million, based on an average share price of $1.86 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the six months ended June 30, 2013, 1,756,340 of previously granted time-vested share awards vested and 469,748 performance unit awards vested at an approximate 1.5 ratio, or a total of 704,237 ordinary shares.

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

We account for deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statement and tax basis of assets using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2012 remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

8. Commitments and Contingencies

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. See above under Transactions with F3 Capital and Affiliates—Lawsuit for additional information.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Prepaid insurance	$5,372	$13,951
Sales tax receivable	6,312	2,438
Income tax receivable	—	303
Current deferred tax asset	1,632	2,461
Other receivables	1,239	206
Deferred mobilization costs	1,718	3,683
Other	2,798	2,166

	$19,071	$25,208

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Drilling equipment	$2,741,134	$2,736,074
Assets under construction	189,689	145,088
Office and technology equipment	12,865	11,096
Leasehold improvements	1,680	1,579

	2,945,368	2,893,837
Accumulated depreciation	(226,134)	(176,331)

Property and equipment, net	$2,719,234	$2,717,506

Other Assets

Other assets consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$57,187	$61,309
Performance bond collateral	23,560	21,262
Deposits	1,170	1,269
Deferred mobilization costs	2,149	—
Deferred survey costs	1,315	504
Deferred agent fees	7,680	8,192

	$93,061	$92,536

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Interest	$39,777	$78,713
Compensation	17,043	17,817
Insurance premiums	3,636	12,694
Deferred revenue	5,112	8,047
Property, service and franchise taxes	1,610	1,610
Income taxes payable	4,295	2,216
Other	3,592	2,387

	$75,065	$123,484

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Deferred revenue	$35,353	$38,368
Deferred income taxes	2,066	2,131
Other	5,259	5,021

	$42,678	$45,520

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of mobile offshore drilling units (“MODUs”), including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our MODUs are relocated based on demand for our services and customer requirements. Our customers consist primarily of national or government-controlled oil and gas companies, large international oil and gas companies and other international exploration and production companies. We also provide construction supervision and operations management services for drilling units owned by others.

For the three and six months ended June 30, 2013 and 2012, a significant portion most of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Two customers accounted for approximately 31% and 25%, respectively of consolidated revenue for the three months ended June 30, 2013. For the six months ended June 30, 2013, two customers accounted for 33% and 23%, respectively of consolidated revenue. Four customers accounted for approximately 45%, 30%, 12% and 11% of consolidated revenues for the three months ended June 30, 2012. For the six months ended June 30, 2012, four customers accounted for approximately 42%, 26%, 10% and 10%, respectively of consolidated revenue.

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

The following tables present the condensed consolidating financial information as of June 30, 2013 and 2012 and for the three and six months ended June 30, 2013 and 2012 of (i) the Parent, (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of June 30, 2013 and 2012 and results of operations for the three and six months ended June 30, 2013 and 2012, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,230	$230,526	$204,381	$4,268	$—	$440,405
Other current assets	605	2,125	162,367	10,960	—	176,057

Total current assets	1,835	232,651	366,748	15,228	—	616,462
Property and equipment, net	—	1,239	2,697,845	20,150	—	2,719,234
Investment in and advances to subsidiaries	654,624	1,437,887	1,056,112	1,692	(3,150,315)	—
Investment in joint venture	—	—	—	32,359	—	32,359
Other assets	9,198	55,669	26,372	1,822	—	93,061

Total assets	$665,657	$1,727,446	$4,147,077	$71,251	$(3,150,315)	$3,461,116

Accounts payable and accrued liabilities	$17,681	$29,181	$68,197	$18,132	$—	$133,191
Current maturities of long-term debt	—	47,250	—	—	—	47,250
Intercompany (receivable) payable	(221,712)	(911,034)	1,112,347	20,399	—	—

Total current liabilities	(204,031)	(834,603)	1,180,544	38,531	—	180,441
Long-term debt	90,052	2,694,793	—	—	—	2,784,845
Other long-term liabilities	—	—	36,204	6,474	—	42,678
Shareholders’ equity (deficit)	779,636	(132,744)	2,930,329	26,246	(3,150,315)	453,152

Total liabilities and shareholders’ equity	$665,657	$1,727,446	$4,147,077	$71,251	$(3,150,315)	$3,461,116

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$159,922	$10,715	$170,637
Operating costs and expenses	3,192	(156)	95,348	10,767	109,151

Income (loss) from operations	(3,192)	156	64,574	(52)	61,486
Other, net	(3,117)	(48,091)	(2,619)	3,634	(50,193)

Income (loss) before income taxes	(6,309)	(47,935)	61,955	3,582	11,293
Income tax provision	—	40	6,793	244	7,077

Net income (loss)	$(6,309)	$(47,975)	$55,162	$3,338	$4,216

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$298,530	$19,108	$317,638
Operating costs and expenses	6,856	(300)	192,745	17,455	216,756

Income (loss) from operations	(6,856)	300	105,785	1,653	100,882
Other, net	(6,241)	(202,866)	(1,846)	3,768	(207,185)

Income (loss) before income taxes	(13,097)	(202,566)	103,939	5,421	(106,303)
Income tax provision	—	79	12,098	505	12,682

Net income (loss)	$(13,097)	$(202,645)	$91,841	$4,916	$(118,985)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(17,876)	$(241,029)	$161,570	$228	$(97,107)
Net cash provided by (used in) investing activities	—	(650)	(36,160)	(8,318)	(45,128)
Net cash provided by (used in) financing activities	3,635	49,737	21,028	5,514	79,914

Net increase (decrease) in cash and cash equivalents	(14,241)	(191,942)	146,438	(2,576)	(62,321)
Cash and cash equivalents—beginning of period	15,471	422,468	57,943	6,844	502,726

Cash and cash equivalents—end of period	$1,230	$230,526	$204,381	$4,268	$440,405

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,424	$27,797	$93,530	$958	$—	$123,709
Other current assets	353	—	122,470	7,951	—	130,774

Total current assets	1,777	27,797	216,000	8,909	—	254,483
Property and equipment, net	—	253	2,637,986	9,987	—	2,648,226
Investment in and advances to subsidiaries	644,344	1,418,637	1,037,090	1,468	(3,101,539)	—
Other assets	—	63,062	21,753	1,560	—	86,375

Total assets	$646,121	$1,509,749	$3,912,829	$21,924	$(3,101,539)	$2,989,084

	As of June 30, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Accounts payable and accrued liabilities	$24,798	$95,919	$42,782	$33,455	$—	$196,954
Intercompany (receivable) payable	(194,893)	(895,186)	1,123,941	(33,862)	—	—

Total current liabilities	(170,095)	(799,267)	1,166,723	(407)	—	196,954
Long-term debt	36,065	2,046,601	—	—	—	2,082,666
Other long-term liabilities	—	—	16,132	3,922	—	20,054
Shareholders’ equity (deficit)	780,151	262,415	2,729,974	18,409	(3,101,539)	689,410

Total liabilities and shareholders’ equity	$646,121	$1,509,749	$3,912,829	$21,924	$(3,101,539)	$2,989,084

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$102,444	$2,681	$105,125
Operating costs and expenses	3,241	(154)	67,787	2,232	73,106

Income (loss) from operations	(3,241)	154	34,657	449	32,019
Other, net	(1,925)	(34,226)	78	138	(35,935)

Income (loss) before income taxes	(5,166)	(34,072)	34,735	587	(3,916)
Income tax provision	—	8	5,742	311	6,061

Net income (loss)	$(5,166)	$(34,080)	$28,993	$276	$(9,977)

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$210,170	$26,804	$236,974
Operating costs and expenses	6,168	(154)	134,494	23,754	164,262

Income (loss) from operations	(6,168)	154	75,676	3,050	72,712
Other, net	(3,840)	(69,062)	558	303	(72,041)

Income (loss) before income taxes	(10,008)	(68,908)	76,234	3,353	671
Income tax provision	—	8	11,031	788	11,827

Net income (loss)	$(10,008)	$(68,916)	$65,203	$2,565	$(11,156)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$2,312	$(53,111)	$51,435	$29,232	$29,868
Net cash provided by (used in) investing activities	(22)	(253)	(809,865)	(6,582)	(816,722)
Net cash provided by (used in) financing activities	(15,815)	81,150	761,065	(25,868)	800,532

Net increase (decrease) in cash and cash equivalents	(13,525)	27,786	2,635	(3,218)	13,678
Cash and cash equivalents—beginning of period	14,949	11	90,895	4,176	110,031

Cash and cash equivalents—end of period	$1,424	$27,797	$93,530	$958	$123,709

12. Subsequent Event

In July 2013, we issued $100.0 million aggregate principal amount of 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) under an indenture. The 5.50% Convertible Notes will mature on July 15, 2043, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The 5.50% Convertible Notes are our senior, unsecured obligations, and rank senior in right of payment to all of our existing and future subordinated indebtedness and equal in right of payment with any of our other existing and future senior unsecured indebtedness, including our 7.875% Senior Convertible Notes due 2042. The 5.50% Convertible Notes are structurally subordinated to all debt and other liabilities of our subsidiaries and are effectively junior to our secured debt to the extent of the value of the assets securing such debt.

The 5.50% Convertible Notes are convertible into our ordinary shares, cash or a combination of ordinary shares and cash, at our election, based upon an initial conversion rate of 418.6289 ordinary shares per $1,000 principal amount of 5.50% Convertible Notes (equivalent to an initial conversion price of approximately $2.39 per ordinary share). In addition, for conversions by holders after July 15, 2013 and prior to July 15, 2016, converting holders are entitled to a conversion make whole payment upon conversion.

The 5.50% Convertible Notes are subject to redemption at our option on or after July 15, 2016 and before July 15, 2018 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the notice of redemption. In addition, we may redeem the 5.50% Convertible Notes at any time on and after July 15, 2018. In each case, the redemption purchase price is equal to 100% of the principal amount of the 5.50% Convertible Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 5.50% Convertible Notes are subject to repurchase by us at the option of holders of the Notes on July 15, 2016 and on July 15, 2018 for cash at a price equal to 100% of the principal amount of the 5.50% Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2013 and our results of operations for the three and six months ended June 30, 2013 and 2012. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Mobilizing
Cobalt Explorer	2015	12,000	40,000	Under construction
Palladium Explorer (2)	2015	12,000	40,000	Under construction

(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with dual derricks and two seven ram BOPs.
(2)	The Palladium Explorer is directly owned by Sigma. As of June 30, 2013, we owned 41.9% of the outstanding shares of Sigma. The Palladium Explorer will be equipped to drill in up to 12,000 feet of water with dual derricks and two seven ram BOPs.

Business Outlook

We believe the current market outlook for global oil and gas demand is favorable and will continue to increase demand for our services in the areas of the world where we are currently operating.

The market for jackups continues to improve as operators continue to seek modern, high specification jackups to develop oil and natural gas reserves. As demand from operators has increased, contract rates and utilization have risen with recent contracts being awarded with dayrates in excess of $170,000 per day. Currently, we estimate there are approximately 66 jackups scheduled for delivery through 2014. We believe that the market will absorb these new deliveries without a significant negative impact on future dayrates.

Deepwater and ultra-deepwater projects are typically longer in duration than shallow-water drilling programs, which reduce the volatility of dayrates and utilization to short-term fluctuations in oil and natural gas prices and general economic conditions. Deepwater operators tend to take a longer-term view of the global economic conditions and oil and natural gas prices and demand. We believe the long-term fundamentals for demand for oil and natural gas support a further increase in deepwater and ultra-deepwater development. This is further supported by significant oilfield discoveries offshore Brazil, Africa and in the Gulf of Mexico. Recent mid-year forecasts predict increased exploration and production spending, including deepwater oil and gas exploration spending, which should continue to drive demand for deepwater rigs.

As of July 2013, we estimate there are approximately 45 deepwater and ultra-deepwater rigs scheduled for delivery through 2014, of which 27 are contracted to customers. We believe that rig demand is likely to exceed rig supply despite projected delivery of newbuild units. The demand has resulted in an increase in dayrates with some recent ultra-deepwater contract fixtures in excess of $600,000 per day.

In December 2012, the Titanium Explorer commenced drilling operations in the U.S. Gulf of Mexico. The Tungsten Explorer will initially mobilize to Southeast Asia for a drilling project anticipated to take approximately 70 days. The Tungsten Explorer has additionally received a letter of award for a three well program in Southeast Asia to commence following its initial contract. Upon completion of the work in Southeast Asia, the Tungsten Explorer will mobilize to West Africa for a short-term contract before commencing a two-year contract for a major international operator in West Africa. The two-year contract has four six-month options and the estimated revenue over the initial two-year firm period of the contract is approximately $468 million, including mobilization.

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	364	364	724	728
Utilization (2)	89.5%	99.6%	93.9%	99.8%
Average daily revenues (3)(4)	$154,475	$144,447	$152,648	$144,495
Deepwater
Operating rigs, end of period	2	1	2	1
Available days (1)	182	91	362	182
Utilization (2)	97.3%	91.1%	92.9%	95.0%
Average daily revenues (3)	$537,378	$570,524	$524,121	$576,731

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
(2)	Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(3)	Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.
(4)	Excludes $10.4 million related to the early termination fee for the Sapphire Driller contract.

The following table is an analysis of our operating results for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Contract drilling services	$155,803	$99,683	$56,120	$290,467	$204,681	$85,786
Management fees	2,410	956	1,454	5,608	3,678	1,930
Reimbursables	12,424	4,486	7,938	21,563	28,615	(7,052)

	170,637	105,125	65,512	317,638	236,974	80,664
Operating costs	77,117	50,030	(27,087)	152,434	119,354	(33,080)
General and administrative	7,054	6,704	(350)	14,481	11,964	(2,517)
Depreciation	24,980	16,372	(8,608)	49,841	32,944	(16,897)

Operating income	61,486	32,019	29,467	100,882	72,712	28,170
Other income (expense)
Interest income	74	21	53	170	33	137
Interest expense	(51,255)	(36,172)	(15,083)	(110,917)	(72,935)	(37,982)
Loss on debt extinguishment	—	—	—	(98,327)	—	(98,327)
Other income (expense)	988	216	772	1,889	861	1,028
Income tax provision (benefit)	7,077	6,061	1,016	12,682	11,827	855

Net income (loss)	$4,216	$(9,977)	$14,193	$(118,985)	$(11,156)	$(107,829)

Revenue: Total revenue for the three months ended June 30, 2013 was $170.6 million compared to $105.1 million for the three months ended June 30, 2012, an increase of $65.5 million, or 62%. Contract drilling revenue totaled $155.8 million for the three months ended June 30, 2013 compared to $99.7 million for the same period in 2012, an increase of $56.1 million, or 56%. The increase in drilling revenue was primarily due to the operations of the Titanium Explorer which added $42.7 million of revenue, an increase in revenue of $5.2 million for the Platinum Explorer which had out-of-service time for equipment upgrades in the prior year, and the recognition of the $10.4 million termination payment for the Sapphire Driller contract.

Jackup utilization for the three months ended June 30, 2013 of 89.5% was down compared to the prior year utilization of 99.6% due to the days out of service for the Sapphire Driller following the early termination in May. Deepwater utilization for the three months ended June 30, 2013 was 97.3% compared to 91.1% in the prior year as the Platinum Explorer had scheduled out-of-service time in 2012 for equipment upgrades.

Management fees and reimbursable revenue for the three months ended June 30, 2013 were $2.4 million and $12.4 million, respectively, as compared to $956,000 and $4.5 million in the prior year periods. The increase in management fees and reimbursable revenue is due to the addition of management projects to manage the construction and delivery of four jackups and operations management of two jackups for a customer in Mexico.

Total revenue for the six months ended June 30, 2013 was $317.6 million compared to $237.0 million for the six months ended June 30, 2012, an increase of $80.6 million, or 34%. Contract drilling revenue totaled $290.5 million for the six months ended June 30, 2013 compared to $204.7 million for the same period in 2012, an increase of $85.8 million, or 42%. The increase in drilling revenue was primarily due to the operations of the Titanium Explorer which added $72.0 million, an increase in revenue of $4.7 million for the Platinum Explorer due to increased utilization, and the recognition of the $10.4 million early termination fee for the Sapphire Driller contract.

The jackup utilization for the six months ended June 30, 2013 of 93.9% was down compared to the prior year utilization of 99.8% due to the days out of service for the Sapphire Driller following the early contract termination in May. The deepwater utilization for the six months ended June 30, 2013 was 92.9% as compared to utilization of 95.0% in the prior year. The current year utilization was negatively impacted by the Titanium Explorer which commenced operations in December 2012 having normal start-up issues with equipment at the beginning of the year.

Management fees and reimbursable revenue for the six months ended June 30, 2013 were $5.6 million and $21.6 million, respectively, as compared to $3.7 million and $28.6 million in the prior year. The increase in management fees and decrease in reimbursable revenue is due to having one on-going project and managing the construction of the Titanium Explorer for four months during 2012 as compared to managing the construction and delivery of four jackups and the operations of one jackup during 2013.

Operating costs: Operating costs for the three months ended June 30, 2013 were $77.1 million compared to $50.0 million for the three months ended June 30, 2012, an increase of $27.1 million, or approximately 54%. This increase was due primarily to the operating costs on the Titanium Explorer of approximately $14.3 million, and to increased reimbursable costs associated with our construction management contracts.

Operating costs for the six months ended June 30, 2013 were $152.4 million compared to $119.4 million for the six months ended June 30, 2012, an increase of $33.0 million, or approximately 28%. This increase was due primarily to the operating costs on the Titanium Explorer of approximately $32.7 million, increased operating costs due to inflation and increased overhead support of approximately $4.9 million, partially offset by an $8.3 million reduction in shipyard oversight costs.

General and administrative expenses: General and administrative expenses were $7.1 million and $14.5 for the three and six month periods ended June 30, 2013 as compared to $6.7 million and $12.0 million, respectively, for the three and six month periods ended June 30, 2012. The increases were primarily due to increased personnel support costs required to support our expanded operations.

Depreciation expense: Depreciation expense was $25.0 million and $49.8 million for the three and six month periods ended June 30, 2013, as compared to $16.4 million and $32.9 million, respectively, for the three and six months ended June 30, 2012. The increases are primarily due to the addition of the Titanium Explorer to our operating fleet in the fourth quarter of 2012.

Interest expense and other financing charges: Interest expense and other financing charges for the three and six month periods ended June 30, 2013 increased $15.1 million and $38.0 million, respectively, over the same period in 2012. The increases were primarily attributable to increased levels of debt outstanding in 2013 due to the acquisition of the Titanium Explorer and for the pre-funding of the final shipyard payment on the Tungsten Explorer.

We capitalized $3.6 million and $7.8 million of interest and amortization costs in the three and six month periods ended June 30, 2013, respectively. We capitalized $22.3 million and $26.0 million of interest and amortization costs, respectively, in the three and six month periods ended June 30, 2012.

Loss on extinguishment of debt: In the six month period ended June 30, 2013, in connection with the early retirement of the remaining $1.0 billion of 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $18.0 million.

Income tax expense: Income tax expense was $7.1 million and $12.7 million, respectively, for the three and six month periods ended June 30, 2013, as compared to $6.1 million and $11.8 million, respectively, for the comparable periods in 2012. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes during the three and six month periods of 2013 were primarily due to the commencement of operations of the Titanium Explorer in the fourth quarter of 2012. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of June 30, 2013 we had working capital of approximately $436.0 million. Included in working capital is approximately $440.4 million of cash available for general corporate purposes, from which we funded the final shipyard payment of $417.0 million for the Tungsten Explorer in July 2013. We have posted $26.9 million cash as collateral for bid tenders and performance bonds. For the remainder of 2013, we anticipate paying approximately $120.1 million of debt service, including scheduled maturities of $20.5 million and spending approximately $114.1 million on capital expenditures, including the final outfitting of the Tungsten Explorer, our fleet capital spares program and the initial shipyard payment and other capital expenditures on the Cobalt Explorer. The capital expenditure amounts do not include any capitalized interest related to the Cobalt Explorer or our joint venture investment in Sigma. We expect to fund these expenditures from our available working capital, cash flow from operations and, if necessary advances under the Credit Agreement. In July 2013, we drew down $25.0 million on our revolving Credit Agreement to ensure adequate liquidity at our operating subsidiaries following the final shipyard payment for the Tungsten Explorer. We anticipate repaying the revolver during the third quarter with cash flow from operations.

In July 2013, we issued $100.0 million principal amount of 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) which mature in 2043, unless earlier converted, redeemed or repurchased, and bears interest at 5.50%, payable semi-annually in arrears commencing on January 15, 2014. The net proceeds from the 5.50% Convertible Notes were used to fund the initial payment of $59.5 million under the construction contract for the Cobalt Explorer and the remainder will be used for general corporate purposes.

The timing of the Tungsten Explorer commencing initial operations is a significant factor that affects our liquidity position in the second half of 2013. The timing of any contracts, and the related customer’s acceptance testing and any third party verifications will impact the commencement date of operations and could negatively impact liquidity.

Long-term Debt

Our long-term debt was composed of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $8,317 and $9,539	472,933	484,211
$350 million 2019 Term Loan, net of discount of $5,015	344,110	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
7.875% Convertible Notes, net of discount of $2,423 and $2,709	54,077	53,791
F3 Capital Note, net of discount of $17,525 and $19,418	35,975	34,082

	2,832,095	2,741,809
Less current maturities of long-term debt	47,250	31,250

Long-term debt	$2,784,845	$2,710,559

7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, OGIL issued $775.0 million in aggregate principal amount of 7.125% Senior Notes under an indenture. The 7.125% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013.

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

The net proceeds, after fees and expenses, from the 7.125% Senior Notes and the 2019 Term Loan of approximately $1.1 billion were used to retire approximately $1.0 billion of OGIL’s existing 11.5% Senior Notes for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds was used for payment of transaction expenses and general corporate purposes.

7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, OGIL issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

11.5% Senior Secured Notes

In July 2010, OGIL issued $1.0 billion aggregate principal amount of 11.5% Senior Notes. These 11.5% Senior Notes were fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 11.5% Senior Notes were scheduled to mature on August 1, 2015 and interest on outstanding 11.5% Senior Notes was payable semi-annually in arrears.

In June 2011 and April 2012, OGIL issued $225.0 million and $775.0 million, respectively, aggregate principal amount of additional 11.5% Senior Notes at a price equal to 107% and 108%, respectively of their face value. In October 2012, we completed a tender offer for $1.0 billion of 11.5% Senior Notes. In March 2013, we completed a tender offer for the remaining $1.0 billion of 11.5% Senior Notes outstanding. In connection with the retirement of the remaining 11.5% Senior Notes, we recognized a $98.3 million loss on debt extinguishment in March 2013.

7.875% Senior Convertible Notes

In August 2012, we issued $56.5 million aggregate principal amount of 7.875% Convertible Notes under an indenture. The 7.875% Convertible Notes will mature on September 1, 2042, unless earlier converted, repurchased or redeemed, and bear interest at a rate of 7.875% per annum, payable semiannually, in arrears, on March 1 and September 1 of each year, commencing on March 1, 2013. The 7.875% Convertible Notes are our senior unsecured obligation and rank equal in payment with our other senior unsecured debt but are structurally subordinated to the debt of our subsidiaries as the 7.875% Convertible Notes are not guaranteed by any of our subsidiaries. We issued $6.5 million of the 7.875% Convertible Notes to F3 Capital. The net proceeds, after fees and expenses, of approximately $48.3 million were used to fund capital expenditures and working capital needs, and for general corporate purposes.

The 7.875% Convertible Notes are convertible into our ordinary shares, or a combination of cash and ordinary shares, if any, at our election, based upon an initial conversion rate of 476.1905 ordinary shares per $1,000 principal amount of 7.875% Convertible Notes (equivalent to an initial conversion price of approximately $2.10 per ordinary share). Holders of the 7.875% Convertible Notes may voluntarily elect to convert all, or any portion, of their holdings at any time. In addition, for any conversions prior to September 1, 2017, holders will be entitled to a make-whole payment upon conversion.

The 7.875% Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the 7.875% Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period.

Credit Agreement

In June 2012, we entered into the Credit Agreement to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million. In March 2013, in connection with the issuance of the 7.125% Senior Notes and the 2019 Term Loan, we amended the Credit Agreement to increase the aggregate principal amount to $200.0 million, of which $32.0 million is reserved for letters of credit. The Credit Agreement will now mature on April 25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit Agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at June 30, 2013. As of June 30, 2013, we had not drawn down any amounts under the Credit Agreement and we had issued a letter of credit for $50,000.

F3 Capital Note

The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. In connection with the August 2012 issuance of the 7.875% Convertible Notes , F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of 7.875% Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this transaction, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

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

In late July, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

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

We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. In June 2011, we made our initial construction payment on the Tungsten Explorer and began capitalizing interest for this project. In April 2012, we began capitalizing interest on the Titanium Explorer upon acquisition of the drillship. The Titanium Explorer began operations under its initial contract in December 2012. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2013 were $3.0 million and $6.5 million, respectively. Total interest and amortization costs capitalized for the three and six months ended June 30, 2012 were $22.3 million and $26.0 million, respectively.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $38.8 million and $46.4 million at June 30, 2013 and December 31, 2012, respectively. Deferred revenues are included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first six months of 2013 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of June 30, 2013, we had $830.4 million of variable rate debt outstanding. In October 2012, we entered into the $500.0 million 2017 Term Loan which bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. In March 2013, we entered into the $350.0 million 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $8.3 million per annum. As of July 17, 2013, the 1-year LIBOR rate was 0.69% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 6.25% and 5.75%, respectively, or approximately $51.4 million per year. We have not entered into any interest rate hedges or swaps with regards to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2013, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In late July, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

Item 1A. Risk Factors

We face various risks in our relationship with F3 Capital and Hsin-Chi Su, its owner.

As of June 30, 2013, on a fully diluted basis, F3 Capital owned approximately 33.6% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, a former director of Vantage Drilling Company, has significant influence over all matters upon which shareholders may vote, including the election of our directors. The interests of F3 Capital and Mr. Su, on the one hand, and our shareholders, on the other hand, may differ, and neither F3 Capital nor Mr. Su is under any fiduciary duty to consider the interests of our company or our shareholders. In fact, F3 Capital and Mr. Su may take action, including causing a change of control of us, that they perceive benefits themselves and that may be detrimental to our other shareholders, our debt holders and, as a result, our employees as well. In conjunction with the recent bankruptcy filing of certain shipping entities owned directly or indirectly by Mr. Su, a substantial number of our ordinary shares owned by F3 Capital may be pledged to the bankruptcy court as collateral for the obligations of such entities. If such shares are sold, the sale of such a substantial number of shares into the public markets could materially and adversely affect the market price of our securities.

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

On August 21, 2012, we filed a lawsuit against Mr. Su which is currently pending in the United States District Court for the Southern District of Texas. The complaint asserts breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment and seeks to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer. As of the date of this quarterly report, Mr. Su has not filed an answer or counterclaim to the lawsuit. We can provide no assurance as to the outcome of this legal action.

F3 Capital and Mr. Su could bring legal actions against us to preserve their own interests or make arguments that their interests have somehow been damaged by us, among other things. The fact that we have sued Mr. Su may motivate F3 Capital or Mr. Su to take additional actions or positions that negatively impact the interests of other shareholders or employees, including but not limited to voting against our existing board of directors when they stand for re-election. Finally, even if we prevail in any of these legal proceedings, we may not be able to collect any amounts or damages and these legal proceedings could result in the incurrence of significant legal and related expenses. Our ability to collect damages or recover legal and related expenses may be limited by several factors in addition to the outcome of the litigation, including but not limited to our ability to enforce any such awards in the various jurisdictions where F3 Capital and Mr. Su maintain assets and the possible insolvency of other businesses in which F3 Capital or Mr. Su have interests. These risks and the perception of them could adversely impact our business, financial condition and results of operations and the price of our securities.

Item 6. Exhibits

Exhibit No.	Description

4.1	Second Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.2	First Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.3	Base Indenture dated as of July 16, 2013 by and between Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

4.4	First Supplemental Indenture dated as of July 16, 2013 by and between Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

10.1	Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated October 25, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.2	Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.3	Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.4	Amendment dated as of May 22, 2013 among Vantage Driller VI Co., Citigroup Global Markets Inc., and Jefferies LLC relating to the Registration Rights Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

31.1	Certification of Principal Executive Officer Pursuant to Section 302*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*

32.1	Certification of Principal Executive Officer Pursuant to Section 906*

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*

101.INS	— XBRL Instance Document **

101.SCH	— XBRL Schema Document **

101.CAL	— XBRL Calculation Document **

Exhibit No.	Description

101.DEF	— XBRL Definition Linkbase Document **

101.LAB	— XBRL Label Linkbase Document **

101.PRE	— XBRL Presentation Linkbase Document **

*	Filed herewith.
**	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K. The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise, not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY

By:	/S/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 9, 2013