Form 10-Q
period 2013-09-30
Vantage Drilling CO
filed 2013-11-07
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of Vantage Drilling Company ordinary shares outstanding as of October 25, 2013 is 303,643,681 shares.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

—	our small number of customers;

—	credit risks of our key customers and certain other third parties;

—	reduced expenditures by oil and natural gas exploration and production companies;

—	termination of our customer contracts;

—	commodity prices;

—	our failure to obtain delivery of the Cobalt Explorer;

—	general economic conditions and conditions in the oil and gas industry;

—	delays and cost overruns in construction projects;

—	competition within our industry;

—	limited mobility between geographic regions;

—	operating hazards in the oilfield service industry;

—	the impact of changes in regulations on offshore drilling;

—	ability to obtain indemnity from customers;

—	adequacy of insurance coverage in the event of a catastrophic event;

—	operations in international markets;

—	governmental, tax and environmental regulation;

—	changes in legislation removing or increasing current applicable limitations of liability;

—	effects of new products and new technology on the market;

—	our substantial level of indebtedness;

—	our ability to incur additional indebtedness;

—	compliance with restrictions and covenants in our debt agreements;

—	identifying and completing acquisition opportunities;

—	levels of operating and maintenance costs;

—	our dependence on key personnel;

—	availability of workers and the related labor costs;

—	increased costs of obtaining supplies;

—	the sufficiency of our internal controls;

—	changes in tax laws, treaties or regulations;

—	any non-compliance with the U.S. Foreign Corrupt Practices Act;

—	our obligation to repurchase certain indebtedness upon a change of control;

—	various risks in our relationship with F3 Capital and its affiliates; and

—	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,729	$502,726
Restricted cash	3,353	3,515
Trade receivables	144,915	119,452
Inventory	53,090	37,944
Prepaid expenses and other current assets	12,828	25,208
Total current assets	281,915	688,845
Property and equipment
Property and equipment	3,457,772	2,893,837
Accumulated depreciation	(250,571)	(176,331)
Property and equipment, net	3,207,201	2,717,506
Other assets
Investment in joint venture	32,650	31,320
Other assets	96,010	92,536
Total other assets	128,660	123,856
Total assets	$3,617,776	$3,530,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,624	$50,909
Accrued liabilities	120,090	123,484
Revolving credit agreement	10,000	—
Current maturities of long-term debt	53,500	31,250
Total current liabilities	240,214	205,643
Long-term debt, net of discount of $42,243 and $11,940	2,862,507	2,710,559
Other long-term liabilities	41,548	45,520
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 303,644 and 299,647 shares issued and outstanding	303	299
Additional paid-in capital	895,296	878,137
Accumulated deficit	(422,092)	(309,951)
Total shareholders’ equity	473,507	568,485
Total liabilities and shareholders’ equity	$3,617,776	$3,530,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Contract drilling services	$158,887	$105,521	$449,354	$310,202
Management fees	3,903	966	9,511	4,644
Reimbursables	13,095	5,047	34,658	33,662
Total revenues	175,885	111,534	493,523	348,508
Operating costs and expenses
Operating costs	84,132	52,004	236,566	171,358
General and administrative	8,891	6,622	23,372	18,586
Depreciation	24,886	16,575	74,727	49,519
Total operating costs and expenses	117,909	75,201	334,665	239,463
Income from operations	57,976	36,333	158,858	109,045
Other income (expense)
Interest income	26	15	195	48
Interest expense and other financing charges	(47,379)	(31,583)	(158,296)	(104,518)
Loss on debt extinguishment	—	(2,528)	(98,327)	(2,528)
Other, net	305	(61)	2,195	800
Total other income (expense)	(47,048)	(34,157)	(254,233)	(106,198)
Income (loss) before income taxes	10,928	2,176	(95,375)	2,847
Income tax provision	4,084	2,714	16,766	14,541
Net income (loss)	$6,844	$(538)	$(112,141)	$(11,694)
Earnings (loss) per share
Basic	$0.02	$0.00	$(0.37)	$(0.04)
Diluted	$0.02	$0.00	$(0.37)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,141)	$(11,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	74,727	49,519
Amortization of debt financing costs	9,425	12,617
Amortization of debt discount (premium)	4,605	(3,473)
Non-cash loss on debt extinguishment	6,070	2,528
Share-based compensation expense	5,431	5,808
Deferred income tax expense	858	2,978
Equity in loss of joint venture	345	—
Loss on disposal of assets	114	502
Changes in operating assets and liabilities:
Restricted cash	162	1,150
Trade receivables	(25,463)	(9,382)
Inventory	(15,146)	(9,948)
Prepaid expenses and other current assets	11,709	1,509
Other assets	(6,866)	2,074
Accounts payable	5,715	14,090
Accrued liabilities and other long-term liabilities	(25,146)	(105,126)
Net cash used in operating activities	(65,601)	(46,848)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(548,621)	(848,939)
Proceeds from sale of property and equipment	2	—
Net cash used in investing activities	(548,619)	(848,939)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	775,000	837,000
Proceeds from issuance of term loan, net	344,750	—
Proceeds from issuance of senior convertible notes	100,000	50,000
Repayment of long-term debt	(1,020,499)	—
Proceeds from revolving credit agreement, net	10,000	—
Debt issuance costs	(30,028)	(38,768)
Net cash provided by financing activities	179,223	848,232
Net decrease in cash and cash equivalents	(434,997)	(47,555)
Cash and cash equivalents—beginning of period	502,726	110,031
Cash and cash equivalents—end of period	$67,729	$62,476

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$164,955	$185,592
Taxes	15,478	11,675
Non-cash investing and financing transactions:
Interest capitalized	(17,592)	(55,731)
Trade-in value on equipment upgrades	—	(2,955)
Reclassification of receivable in Titanium Explorer acquisition	—	33,664
Fair value of embedded conversion option of Convertible Notes	11,732	2,920

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification mobile offshore drilling units (“MODUs”). Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships. Our global fleet is currently located in India, Southeast Asia, West Africa and the U.S. Gulf of Mexico.

In July 2013, we executed a turnkey construction contract with Daewoo Shipbuilding and Marine Engineering Co., Ltd. (“DSME”) to construct a fourth ultra-deepwater drillship, to be named the Cobalt Explorer, at the DSME yard in South Korea. The agreement is a fixed price turnkey contract for the construction of the drillship with a scheduled delivery date of August 2015. The Cobalt Explorer will be a dual activity drillship equipped with two seven-ram BOPs and will be capable of operating in water depths up to 12,000 feet.

In July 2013, we issued $100.0 million principal amount of 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) which mature in 2043, unless earlier converted, redeemed or repurchased, and bears interest at 5.50%, payable semi-annually in arrears commencing on January 15, 2014. The net proceeds from the 5.50% Convertible Notes were used to fund the initial payment of $59.5 million under the Cobalt Explorer construction contract and the remainder was raised for general corporate purposes.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2012 is derived from our December 31, 2012 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2013 were $9.5 million and $15.9 million, respectively as compared to $29.8 million and $55.7 million for the three and nine months ended September 30, 2012, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which has contracted to build a next generation ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income in our statement of operations with a corresponding adjustment to our investment in joint venture account. As the purpose of Sigma is to construct the Palladium Explorer and it has no other significant operations, we capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship as a result of their negotiations to restructure their operations and finances with their lenders. We are currently involved in discussions with STX about alternatives for completing the construction contract. If the construction contract is terminated, we may claim third-party refund guarantees along with other available remedies. During the nine month period ended September 30, 2013, Sigma recognized a loss from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2012	$31,320
Our share of joint venture net losses	(345)
Capitalized interest	1,675
Balance, September 30, 2013	$32,650

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	302,682	293,085	301,962	292,158
Options	—	—	—	—
Warrants	—	—	—	—
Adjusted weighted average ordinary shares outstanding for diluted EPS	302,682	293,085	301,962	292,158

For both the three and nine months ended September 30, 2013 and both the three months and the nine months ended September 30, 2012, the calculation of diluted weighted average ordinary shares outstanding excludes 81.5 million and 35.1 million ordinary shares, respectively, issuable pursuant to outstanding warrants, share options and convertible notes because their effect is anti-dilutive. The warrants and share options are anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods. The ordinary shares issuable for the convertible notes, if converted, are excluded as the effect of including convertible debt and the related adjustments to income under the “if-converted” method of computing diluted earnings per share is anti-dilutive for both the three and nine months ended September 30, 2013, and 2012.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts as of September 30, 2013 or December 31, 2012.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. We recognized approximately $1.8 million and $1.4 million of share-based compensation expense for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, we recognized $5.4 million and $5.8 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term or floating rate nature of these instruments. At September 30, 2013, the fair value of the 7.125% Senior Notes, the 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”) and the 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) discussed below under “Note 5. Debt” was approximately $756.8 million, $1.2 billion and $64.0 million based on quoted market prices, a Level 1 measurement. There have been no trades of our 5.50% Convertible Notes and we believe the carrying value of the 5.50% Convertible Notes approximates their face value primarily due to the recent issuance of the notes in mid-July 2013.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At September 30, 2013 and December 31, 2012, we had no outstanding derivative instruments.

3. Transactions with F3 Capital and Affiliates

F3 Capital Note

As part of the purchase price for the acquisition of the remaining interest in the entity that owned the construction contract for the Platinum Explorer (the “Mandarin Acquisition”), we issued a promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. In connection with the issuance of the 7.875% Convertible Notes, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of 7.875% Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this transaction, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of September 30, 2013, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $43.1 million, a Level 3 measurement.

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

In late July 2013, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

Titanium Explorer Acquisition

In April 2012, we completed the acquisition of the ultra-deepwater drillship, Titanium Explorer, from Valencia Drilling Corporation, an affiliate of F3 Capital. In December 2012, the Titanium Explorer commenced drilling operations under an eight year drilling contract.

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of September 30, 2013, and remains currently due and payable. In August 2012, we issued a demand letter regarding payment of the overdue amount. We will continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

4. Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We will receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount on each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we are receiving a fixed monthly management fee during the expected thirty-six month construction period for the vessel. In September 2013, we received notice from STX that they were suspending construction of the Palladium Explorer as a result of their negotiations to restructure their operations and finances with their lenders. We are discussing with STX possible alternatives for completing the construction contract. If the contract with STX is terminated, we may claim third-party refund guarantees along with other available remedies.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs. The contractor awarded us construction management contracts for each of the first four rigs. In August 2013, the contractor notified us that effective September 30, 2013, it would manage the remaining construction for the third and fourth rigs. Pursuant to the terms of the construction management contracts, we will continue to receive our management fees until mid-November. We are managing the operations of the first two rigs in Mexico, which were delivered in the first and second quarters of 2013, respectively. Under the terms of our operations management agreements, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rigs. Our counterparties may terminate the operations management agreements upon ninety days written notice following the satisfaction of a minimum term. Additionally, the operations management agreements may also be terminated if: (i) we fail to meet our obligations under the agreement after being given notice and time to cure, (ii) we go into liquidation or cease to carry on our business, (iii) the rig is damaged to the point of being inoperable, or (iv) the rig is sold and no outstanding payments are owed to us.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We are receiving management fees and reimbursable costs during the construction phase of the drillship. In September 2013, the agreement was modified to increase the management fees effective October 2013 and notice was given by the owner of the Dalian Developer to us that the contract would terminate in six months. We will receive the increased fees over the remaining life of the agreement.

5. Debt

Our long-term debt was composed of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $7,707 and $9,539	467,293	484,211
$350 million 2019 Term Loan, net of discount of $4,788	343,462	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
5.50% Convertible Notes, net of discount of $10,908	89,092	—
7.875% Convertible Notes, net of discount of $2,227 and $2,709	54,223	53,791
F3 Capital Note, net of discount of $16,563 and $19,418	36,937	34,082
	2,916,007	2,741,809
Less current maturities of long-term debt	53,500	31,250
Long-term debt	$2,862,507	$2,710,559

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

5.50% Senior Convertible Notes

In July 2013, we issued $100 million aggregate principal amount of 5.50% Convertible Notes under an indenture. The 5.50% Convertible Notes will mature on July 15, 2043, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 5.50% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The 5.50% Convertible Notes are our senior, unsecured obligations, and rank senior in right of payment to all of our existing and future subordinated indebtedness and equal in right of payment with any of our other existing and future senior unsecured indebtedness, including our 7.875% Convertible Notes. The 5.50% Convertible Notes are structurally subordinated to all debt and other liabilities of our subsidiaries and are effectively junior to our secured debt to the extent of the value of the assets securing such debt.

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

The 5.50% Convertible Notes contain an embedded conversion option related to the cash settlement provisions and under U.S. GAAP is required to be separated into liability and equity components. We evaluated the 5.50% Convertible Notes based on the market terms of new, nonconvertible debt issuances made by companies with similar credit ratings, adjusting for the unsecured nature of the 5.50% Convertible Notes. Based on this evaluation, we determined that the fair value of the 5.50% Convertible Notes absent the conversion feature was approximately $88.3 million at issuance. The difference between the par value of the 5.50% Convertible Notes and the fair value at date of issuance is recorded as equity and as a discount to the face amount of the 5.50% Convertible Notes and is being amortized to interest expense over the expected life using the effective interest rate method.

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

Due to the embedded conversion option related to the cash settlement provisions, we evaluated the 7.875% Convertible Notes based on the market terms of new, nonconvertible debt issuances made by companies with similar credit ratings, adjusting for the unsecured nature of the 7.875% Convertible Notes. Based on this evaluation, we determined that the fair value of the 7.875% Convertible Notes absent the conversion feature was approximately $53.6 million at issuance. The difference between the par value and the fair value at date of issuance of the 7.875% Convertible Notes was recorded as equity and as a debt discount, and is being amortized to interest expense over the expected life of the 7.875% Convertible Notes using the effective interest rate method

The 7.875% Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the 7.875% Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at September 30, 2013. As of September 30, 2013, we had $10 million in outstanding borrowings under the Credit Agreement and we had issued a letter of credit for $50,000.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of September 30, 2013, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. In March 2013, our shareholders approved a proposal to amend our 2007 Long-Term Incentive Plan (the “LTIP”) to increase the maximum number of ordinary shares that we may issue under the LTIP from 25 million to 45 million ordinary shares.

During the nine months ended September 30, 2013, we granted to employees and directors 3,605,949 time-vested restricted shares and 1,621,893 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The time-vested restricted share awards and performance units are amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $10.0 million, based on an average share price of $1.82 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the nine months ended September 30, 2013, 2,677,814 of previously granted time-vested share awards vested and 1,028,336, performance unit awards vested at an approximate 1.28 ratio, or a total of 1,318,930 ordinary shares.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2013 remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

8. Commitments and Contingencies

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. See above under “Note 3. Transactions with F3 Capital and Affiliates—Lawsuit” for additional information.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Prepaid insurance	$2,417	$13,951
Sales tax receivable	3,965	2,438
Income tax receivable	1,612	303
Current deferred tax asset	1,791	2,461
Other receivables	370	206
Deferred mobilization costs	576	3,683
Other	2,097	2,166
	$12,828	$25,208

Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Drilling equipment	$3,366,616	$2,736,074
Assets under construction	75,261	145,088
Office and technology equipment	14,633	11,096
Leasehold improvements	1,262	1,579
	3,457,772	2,893,837
Accumulated depreciation	(250,571)	(176,331)
	$3,207,201	$2,717,506

Other Assets

Other assets consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$57,916	$61,309
Performance bond collateral	24,878	21,262
Deposits	1,163	1,269
Deferred mobilization costs	1,044	—
Deferred survey costs	3,589	504
Deferred agent fees	7,420	8,192
	$96,010	$92,536

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Interest	$75,616	$78,713
Compensation	19,536	17,817
Insurance premiums	—	12,694
Deferred revenue	16,366	8,047
Property, service and franchise taxes	1,610	1,610
Income taxes payable	3,204	2,216
Other	3,758	2,387
	$120,090	$123,484

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Deferred revenue	$33,821	$38,368
Deferred income taxes	2,319	2,131
Other	5,408	5,021
	$41,548	$45,520

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of MODUs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our MODUs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies. We also provide construction supervision and operations management services for drilling units owned by others.

For 2013 and 2012, a significant portion of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 31%, 30% and 10%, respectively of consolidated revenue for the three months ended September 30, 2013. For the nine months ended September 30, 2013, three customers accounted for 32%, 26% and 11%, respectively of consolidated revenue. Four customers accounted for approximately 47%, 28%, 11% and 11% of consolidated revenues for the three months ended September 30, 2012. For the nine months ended September 30, 2012, four customers accounted for approximately 44%, 27%, 11% and 10%, respectively of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

The 7.125% Senior Notes and 7.5% Senior Notes were issued under separate indentures and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). Our other subsidiaries have not guaranteed or pledged assets to secure the 7.125% Senior Notes or the 7.5% Senior Notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed consolidating financial information as of September 30, 2013 and 2012 and for the three and nine months ended September 30, 2013 and 2012 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of September 30, 2013 and 2012 and results of operations for the three and nine months ended September 30, 2013 and 2012, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$27,386	$8,817	$25,902	$5,624	$—	$67,729
Other current assets	443	2,125	198,799	12,819	—	214,186
Total current assets	27,829	10,942	224,701	18,443	—	281,915
Property and equipment, net	—	1,227	3,119,328	86,646	—	3,207,201
Investment in and advances to subsidiaries	654,624	1,437,787	1,056,395	1,804	(3,150,610)	—
Investment in joint venture	—	—	—	32,650	—	32,650
Other assets	12,112	53,224	26,938	3,736	—	96,010
Total assets	$694,565	$1,503,180	$4,427,362	$143,279	$(3,150,610)	$3,617,776
Accounts payable and accrued liabilities	$15,732	$64,159	$67,992	$28,831	$—	$176,714
Current maturities of long-term debt and revolving credit agreement	—	63,500	—	—	—	63,500
Intercompany (receivable) payable	(285,369)	(1,131,153)	1,335,985	80,537	—	—
Total current liabilities	(269,637)	(1,003,494)	1,403,977	109,368	—	240,214
Long-term debt	180,252	2,682,255	—	—	—	2,862,507
Other long-term liabilities	—	—	34,756	6,792	—	41,548
Shareholders’ equity (deficit)	783,950	(175,581)	2,988,629	27,119	(3,150,610)	473,507
Total liabilities and shareholders’ equity	$694,565	$1,503,180	$4,427,362	$143,279	$(3,150,610)	$3,617,776

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$163,506	$12,379	$175,885
Operating costs and expenses	4,752	(137)	102,597	10,697	117,909
Income (loss) from operations	(4,752)	137	60,909	1,682	57,976
Other, net	(4,446)	(42,916)	199	115	(47,048)
Income (loss) before income taxes	(9,198)	(42,779)	61,108	1,797	10,928
Income tax provision	—	59	2,943	1,082	4,084
Net income (loss)	$(9,198)	$(42,838)	$58,165	$715	$6,844

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$462,035	$31,488	$493,523
Operating costs and expenses	11,608	(438)	295,370	28,125	334,665
Income (loss) from operations	(11,608)	438	166,665	3,363	158,858
Other, net	(10,687)	(245,782)	(1,647)	3,883	(254,233)
Income (loss) before income taxes	(22,295)	(245,344)	165,018	7,246	(95,375)
Income tax provision	—	138	15,041	1,587	16,766
Net income (loss)	$(22,295)	$(245,482)	$149,977	$5,659	$(112,141)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(37,152)	$(244,448)	$206,052	$9,947	$(65,601)
Net cash provided by (used in) investing activities	—	(658)	(473,474)	(74,487)	(548,619)
Net cash provided by (used in) financing activities	49,067	(168,544)	235,381	63,319	179,223
Net increase (decrease) in cash and cash equivalents	11,915	(413,650)	(32,041)	(1,221)	(434,997)
Cash and cash equivalents—beginning of period	15,471	422,467	57,943	6,845	502,726
Cash and cash equivalents—end of period	$27,386	$8,817	$25,902	$5,624	$67,729

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$44,886	$106	$13,857	$3,627	$—	$62,476
Other current assets	320	—	122,437	6,445	—	129,202
Total current assets	45,206	106	136,294	10,072	—	191,678
Property and equipment, net	—	281	2,683,147	9,961	—	2,693,389
Investment in and advances to subsidiaries	644,344	1,417,787	1,038,740	1,467	(3,102,338)	—
Other assets	1,741	58,442	21,194	920	—	82,297
Total assets	$691,291	$1,476,616	$3,879,375	$22,420	$(3,102,338)	$2,967,364
Accounts payable and accrued liabilities	$13,390	$38,425	$44,616	$33,440	$—	$129,871
Intercompany (receivable) payable	(184,886)	(837,915)	1,057,027	(34,226)	—	—
Total current liabilities	(171,496)	(799,490)	1,101,643	(786)	—	129,871
Long-term debt	86,770	2,042,793	—	—	—	2,129,563
Other long term liabilities	—	—	10,807	3,943	—	14,750
Shareholders’ equity (deficit)	776,017	233,313	2,766,925	19,263	(3,102,338)	693,180
Total liabilities and shareholders’ equity	$691,291	$1,476,616	$3,879,375	$22,420	$(3,102,338)	$2,967,364

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$108,100	$3,434	$111,534
Operating costs and expenses	3,466	(27)	69,271	2,491	75,201
Income (loss) from operations	(3,466)	27	38,829	943	36,333
Other, net	(4,976)	(29,129)	(92)	40	(34,157)
Income (loss) before income taxes	(8,442)	(29,102)	38,737	983	2,176
Income tax provision	—	—	2,585	129	2,714
Net income (loss)	$(8,442)	$(29,102)	$36,152	$854	$(538)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$—	$—	$318,270	$30,238	$348,508
Operating costs and expenses	9,635	(182)	203,765	26,245	239,463
Income (loss) from operations	(9,635)	182	114,505	3,993	109,045
Other, net	(8,816)	(98,190)	465	343	(106,198)
Income (loss) before income taxes	(18,451)	(98,008)	114,970	4,336	2,847
Income tax provision	—	8	13,617	916	14,541
Net income (loss)	$(18,451)	$(98,016)	$101,353	$3,420	$(11,694)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(13,786)	$(168,108)	$101,317	$33,729	$(46,848)
Net cash provided by (used in) investing activities	(22)	(289)	(851,374)	2,746	(848,939)
Net cash provided by (used in) financing activities	43,745	168,491	673,019	(37,023)	848,232
Net increase (decrease) in cash and cash equivalents	29,937	94	(77,038)	(548)	(47,555)
Cash and cash equivalents—beginning of period	14,949	12	90,895	4,175	110,031
Cash and cash equivalents—end of period	$44,886	$106	$13,857	$3,627	$62,476

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2013 and our results of operations for the three and nine months ended September 30, 2013 and 2012. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Mobilizing
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Operating
Cobalt Explorer	2015	12,000	40,000	Under construction
Palladium Explorer (2)	—	12,000	40,000	Construction suspended

(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram BOPs.

(2)

The Palladium Explorer is owned by Sigma. As of September 30, 2013, we owned 41.9% of the outstanding shares of Sigma. The Palladium Explorer is to be equipped to drill in up to 12,000 feet of water with a dual derrick and two seven-ram BOPs. In  September 2013, we received notice from STX that they were suspending construction of the Palladium Explorer as a result of their negotiations with their lenders to restructure their operations and finances.

Business Outlook

The current market outlook for global oil and gas demand continues to be favorable and we believe that demand for our services in the areas of the world where we are currently operating will remain firm.

The market for jackups remains strong as operators continue to seek modern, high specification jackups to develop oil and natural gas reserves. As demand from operators has increased, contract rates and utilization have risen with recent contracts being awarded with dayrates in excess of $170,000 per day. Currently, we estimate there are approximately 53 jackups scheduled for delivery through 2014 and that the market will absorb these new deliveries without a significant impact on future dayrates.

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

We are also seeing a bifurcation of demand in favor of new, modern, well-equipped ultra-deepwater rigs, not only for ultra-deepwater projects, but also for drilling in deepwater and mid-water areas. As of October 2013, we estimate there are approximately 39 deepwater and ultra-deepwater rigs scheduled for delivery through 2014, of which 23 are contracted to customers. We believe that rig demand, particularly for new, modern, well-equipped ultra-deepwater rigs, is likely to exceed rig supply despite projected delivery of newbuild units. The demand has resulted in an increase in dayrates with some recent ultra-deepwater contract fixtures in excess of $600,000 per day.

The Tungsten Explorer commenced initial drilling operations in Southeast Asia in September 2013 for a one well drilling project. Further, the Tungsten Explorer has received a contract for a four well program in Southeast Asia to commence following its initial contract and upon completion of the work in Southeast Asia, the Tungsten Explorer will mobilize to West Africa for a short-term contract before commencing a two-year contract for a major international operator in West Africa. The two year contract has four six-month options and the estimated revenue over the initial two year firm period of the contract is approximately $468 million, including mobilization.

Results of Operations

The first two of our jackup rigs began operations under their initial contracts in February and August 2009, respectively. Our third and fourth jackup rigs commenced operations in January and March 2010, respectively. Our first drillship, the Platinum Explorer, was delivered in November 2010 and commenced operations in December 2010. Our second drillship, the Titanium Explorer, commenced operations in December 2012. Our third drillship, the Tungsten Explorer, commenced operations in September 2013.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	368	368	1,092	1,096
Utilization (2)	71.4%	99.0%	86.3%	99.5%
Average daily revenues (3)(4)	$162,784	$144,922	$155,471	$144,638
Deepwater
Operating rigs, end of period	3	1	3	1
Available days (1)	194	92	556	274
Utilization (2)	98.2%	98.0%	94.8%	96.0%
Average daily revenues (3)	$603,314	$584,784	$552,787	$579,482

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the client.
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

(4)	Excludes $11.4 million related to the termination fee for a Sapphire Driller contract which was paid in lieu of drilling.

The following table is an analysis of our operating results for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Contract drilling services	$158,887	$105,521	$53,366	$449,354	$310,202	$139,152
Management fees	3,903	966	2,937	9,511	4,644	4,867
Reimbursables	13,095	5,047	8,048	34,658	33,662	966
	175,885	111,534	64,351	493,523	348,508	145,015
Operating costs	84,132	52,004	(32,128)	236,566	171,358	(65,208)
General and administrative	8,891	6,622	(2,269)	23,372	18,586	(4,786)
Depreciation	24,886	16,575	(8,311)	74,727	49,519	(25,208)
Operating income	57,976	36,333	21,643	158,858	109,045	49,813
Other income (expense)
Interest income	26	15	11	195	48	147
Interest expense	(47,379)	(31,583)	(15,796)	(158,296)	(104,518)	(53,778)
Loss on debt extinguishment	—	(2,528)	2,528	(98,327)	(2,528)	(95,799)
Other income (expense)	305	(61)	366	2,195	800	1,395
Income tax provision (benefit)	4,084	2,714	1,370	16,766	14,541	2,225
Net income (loss)	$6,844	$(538)	$7,382	$(112,141)	$(11,694)	$(100,447)

Revenue: Total revenue for the three months ended September 30, 2013 increased 58% as compared to the three months ended September 30, 2012 and contract drilling revenue increased 51% for the three months ended September 30, 2013 as compared to the same period in 2012. The increase in drilling revenue was primarily due to the commencement of operations of the Titanium Explorer and the Tungsten Explorer which added $52.6 million and $8.8 million of revenue, respectively, partially offset by decreased revenue for the Sapphire Driller due to the delayed commencement of a follow on contract in West Africa.

Jackup utilization for the three months ended September 30, 2013 was down approximately 27% compared to the prior year due to the days out of service for the Sapphire Driller following the early termination of its drilling contract in May 2013. Deepwater utilization for the three months ended September 30, 2013 increased slightly compared to the prior year due to the Platinum Explorer having scheduled out-of-service time in 2012 for equipment upgrades.

Management fees and reimbursable revenue for the three months ended September 30, 2013 were $3.9 million and $13.1 million, respectively, as compared to $966,000 and $5.0 million in the prior year periods. The increase in management fees and reimbursable revenue is due to the addition of management projects to manage the construction and delivery of four jackups and operations management of two jackups for a customer in Mexico.

Total revenue for the nine months ended September 30, 2013 increased 42% as compared to the nine months ended September 30, 2012. Contract drilling revenue for the nine months ended September 30, 2013 increased 45% compared to the same period in 2012, primarily due to the operations of the Titanium Explorer and the Tungsten Explorer which added revenue of $124.6 million and $8.8 million, respectively, and an increase in revenue of $5.6 million for the Platinum Explorer due to increased utilization.

Jackup utilization for the nine months ended September 30, 2013 was down 13% compared to the prior year due to the days out of service for the Sapphire Driller following the early termination of its drilling contact in May 2013. Deepwater utilization for the nine months ended September 30, 2013 decreased 1% as compared to the prior year as utilization was negatively impacted by the Titanium Explorer which commenced operations in December 2012 and had normal start-up issues with equipment in its early months of operations.

Management fees and reimbursable revenue for the nine months ended September 30, 2013 increased compared to the prior year due to having one on-going project and managing the construction of the Titanium Explorer for four months during 2012 as compared to managing the construction and delivery of four jackups and the operations of one jackup during 2013.

Operating costs: Operating costs for the three months ended September 30, 2013 increased 62% compared to the three months ended September 30, 2012, due primarily to operating costs on the Titanium Explorer and Tungsten Explorer of approximately $18.5 million and $4.9 million, respectively, and to increased reimbursable costs associated with our construction management contracts.

Operating costs for the nine months ended September 30, 2013 increased 38% compared to the nine months ended September 30, 2012 primarily due to operating costs on the Titanium Explorer and Tungsten Explorer of approximately $52.6 million and $6.6 million, respectively, and increased overhead support of approximately $7.4 million, partially offset by a $1.2 million reduction in construction oversight costs.

General and administrative expenses: Increases in general and administrative expenses for both the three and nine month periods ended September 30, 2013 as compared to the three and nine month periods ended September 30, 2012 were primarily due to increased personnel support costs required to support our expanded operations and to legal fees related to ongoing litigation.

Depreciation expense: The increase in depreciation expense for the three and nine month periods ended September 30, 2013 as compared to the same periods of 2012 is primarily due to the addition of the Titanium Explorer to our operating fleet in the fourth quarter of 2012.

Interest expense and other financing charges: Interest expense and other financing charges for the three and nine month periods ended September 30, 2013 increased over the same periods in 2012 because of increased average levels of debt outstanding in 2013 and lower amounts of capitalized interest in 2013. Average debt levels increased in 2013 due to the acquisition of the Titanium Explorer in April 2012 and the pre-funding of the final shipyard payment on the Tungsten Explorer in October 2012.

We capitalized $9.8 million and $17.6 million of interest and amortization costs in the three and nine month periods ended September 30, 2013, respectively. We capitalized $29.8 million and $55.7 million of interest and amortization costs, respectively, in the three and nine month periods ended September 30, 2012. The reduction in capitalized interest was due to the Titanium Explorer and Tungsten Explorer commencing operations in December 2012 and September 2013, respectively.

Loss on extinguishment of debt: In the nine month period ended September 30, 2013, in connection with the early retirement of the remaining $1.0 billion of 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $18.0 million.

In the three months ended September 30, 2012, we recognized a charge of approximately $2.5 million related to the early extinguishment of $6.5 million aggregate principal of the F3 Capital Note applied as consideration for an equivalent principal amount of 7.875% Convertible Notes.

Income tax expense: Income tax expense was $4.1 million and $16.8 million, respectively, for the three and nine month periods ended September 30, 2013, as compared to $2.7 million and $14.5 million, respectively, for the comparable periods in 2012. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes during the three and nine month periods of 2013 were primarily due to the commencement of operations of the Tungsten Explorer in September 2013, non-deductible expenses and income in higher tax jurisdictions. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of September 30, 2013 we had working capital of approximately $41.7 million. Included in working capital is approximately $67.7 million of cash available for general corporate purposes. We made the final shipyard payment of $417.0 million for the Tungsten Explorer in July 2013. We have posted $24.9 million cash as collateral for bid tenders and performance bonds. For the remainder of 2013, we anticipate paying approximately $107.6 million of debt service, including scheduled maturities of $13.4 million and spending approximately $27.6 million on capital expenditures, including the final outfitting of the Tungsten Explorer, our fleet capital spares program and other capital expenditures on the Cobalt Explorer. The capital expenditure amounts do not include any capitalized interest related to the Cobalt Explorer or our joint venture investment in Sigma. We expect to fund these expenditures from our available working capital, cash flow from operations and, if necessary advances under the Credit Agreement. As of September 30, 2013, our long-term debt was composed of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $7,707 and $9,539	467,293	484,211
$350 million 2019 Term Loan, net of discount of $4,788	343,462	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
5.50% Convertible Notes, net of discount of $10,908	89,092	—
7.875% Convertible Notes, net of discount of $2,277 and $2,709	54,223	53,791
F3 Capital Note, net of discount of $16,563 and $19,418	36,937	34,082
	2,916,007	2,741,809
Less current maturities of long-term debt	53,500	31,250
Long-term debt	$2,862,507	$2,710,559

In July 2013, we issued $100 million principal amount of 5.50% Convertible Notes which mature in 2043, unless earlier converted, redeemed or repurchased, and bears interest at 5.50%, payable semi-annually in arrears commencing on January 15, 2014. The net proceeds from the 5.50% Convertible Notes were used to fund the initial payment of $59.5 million under the construction contract for the Cobalt Explorer and the remainder was raised for general corporate purposes.

In 2014, our contractual payment obligations include debt service, including scheduled principal and interest payments, totaling approximately $254.2 million. We are currently projecting 2014 sustaining capital expenditures of approximately $15.9 million and estimated project costs on the Cobalt Explorer of $15.7 million. We expect to fund these expenditures from our available working capital, cash flow from operations and, if necessary advances under the Credit Agreement. The second installment under the Cobalt Explorer construction contract of $59.5 million is due in January 2015.

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

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options which would cause our future cash payments to change if we exercised those options.

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

We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2013 were $9.5 million and $15.9 million, respectively. Total interest and amortization costs capitalized for the three and nine months ended September 30, 2012 were $29.8 million and $55.7 million, respectively.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees received and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $48.0 million and $46.4 million at September 30, 2013 and December 31, 2012, respectively. Deferred revenues are included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first nine months of 2013 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of September 30, 2013, we had $810.8 million of variable rate debt, net of discount of $12.5 million, outstanding. In October 2012, we entered into the $500.0 million 2017 Term Loan which bears interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. In March 2013, we entered into the $350.0 million 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $8.2 million per annum. As of October 22, 2013, the 1-year LIBOR rate was 0.63% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 6.25% and 5.75%, respectively, or approximately $49.7 million per year. We have not entered into any interest rate hedges or swaps with regards to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2013, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
4.1

Third Supplemental Indenture dates as of October 15, 2013, among OGIL, Vantage, ROCO, Gabon, the subsidiary guarantors party thereo and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

4.2

Second Supplemental Indenture dated as of October 15, 2013, among OGIL, Vantage, ROCO, Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

10.1	Vantage Drilling Company Management Incentive Plan adopted August 20, 2013*

10.2

Joinder Agreement dated as of October 15, 2013, among ROCO, Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated October 25, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.3

Joinder Agreement dated as of October 15, 2013, among between ROCO, Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.4

Joinder Agreement dated October 15, 2013 executed by ROCO and Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporate by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

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

VANTAGE DRILLING COMPANY
Date: November 7, 2013	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)