Form 10-K
period 2013-12-31
Vantage Drilling CO
filed 2014-02-28
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting stock held by nonaffiliates as of June 28, 2013 based on the closing price of $2.04 per share on the NYSE MKT on such date, was approximately $376.7 million.

The number of the registrant’s ordinary shares outstanding as of February 7, 2014 is 305,252,803 shares.

Documents incorporated by reference

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in 2014 are incorporated by reference into Part III of this Annual Report.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	termination of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	delays and cost overruns in construction projects;
•	competition within our industry;
•	limited mobility between geographic regions;
•	operating hazards in the oilfield service industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	operations in international markets;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act;
•	our obligation to repurchase certain indebtedness upon a change of control or other triggering events;

•	various risks in our relationship with F3 Capital and its affiliates; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Our Company

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and operate and manage, drilling units owned by others. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. We are an exempted company incorporated with limited liability in the Cayman Islands, organized in 2007.

Drilling Fleet

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support, at which point the hull is raised out of the water into position to conduct drilling and workover operations. All of our jackup rigs were built at PPL Shipyard in Singapore. The design of our jackup rigs is the Baker Marine Pacific Class 375. These units are ultra-premium jackup rigs with independent legs capable of drilling in up to 375 feet of water, a cantilever drilling floor and a total drilling depth capacity of approximately 30,000 feet.

Drillships

Drillships are self-propelled, dynamically positioned and suited for drilling in remote locations because of their mobility and large load carrying capacity. All of our drillships are designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet. The drillships’ hull design has a variable deck load of approximately 20,000 tons and measures approximately 781 feet long by 137 feet wide. All of our drillships were built at Daewoo Shipbuilding & Marine Engineering shipyard in South Korea.

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	100%	2010	12,000	40,000	Operating
Titanium Explorer	100%	2012	12,000	40,000	Operating
Tungsten Explorer	100%	2013	12,000	40,000	Operating
Cobalt Explorer	100%	2015	12,000	40,000	Under construction

(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram blowout preventers (“BOPs”).

Strengths

We believe our primary competitive strengths include the following;

•      Premium fleet. Our fleet is currently comprised of seven ultra-premium high specification drilling units: four jackup rigs and three drillships. We believe the Emerald Driller, Sapphire Driller, Aquamarine Driller and Topaz Driller are ultra-premium jackup rigs due to their ability to drill in deeper depths, as well as their enhanced operational efficiency and technical capabilities when compared to a majority of the current global jackup rig fleet, which is primarily comprised of older, smaller, less capable rigs using less modern technology. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are ultra-deepwater drillships that are designed to drill in up to 12,000 feet of water. Our drillships are currently equipped to drill in water depths of up to 10,000 feet. We believe 10,000 feet to be the upper-limit water depth currently being developed by leading offshore exploration and production companies, though we also believe that they are evaluating future deepwater development projects in water depths in excess of 10,000 feet.

•      Strong asset coverage. Our owned fleet includes four jackups, three drillships and one drillship under construction at a total cost of approximately $3.5 billion as of December 31, 2013. These costs reflect all incurred costs associated with the purchase, construction, delivery and commissioning of the vessels, as well as significant supplies of major components with respect to the drillships, and capitalized interest. As of December 31, 2013, we had approximately $2.9 billion of debt outstanding, which represents a ratio of 1.2x total cost to debt outstanding.

•      Proven track record. We have a proven track record of successfully managing, constructing, marketing and operating offshore drilling units, having previously managed significant drilling fleets for some of our competitors. Our in-house team of engineers and construction personnel has overseen complex rig construction projects. As a result, our rigs have generally been delivered within budget and either on time or ahead of schedule. Collectively, our jackup and deepwater fleet have experienced approximately 99% and 95% productive time, respectively, during 2013 which we believe is above average for the industry.

•      Experienced management and operational team. We benefit from our management team, which has extensive experience in the drilling industry, including international and domestic public company experience involving numerous acquisitions and debt and equity financings.

Strategy

Our strategy is to:

•      Capitalize on customer demand for modern, high specification units. We own and manage high specification state-of-the-art drilling units, which are well suited to meet the requirements of customers for efficiently drilling through deep and complex geological formations, and drilling horizontally. Additionally, high specification drilling units generally provide faster drilling and moving times. A majority of the bid invitations for jackups that we receive require high specification units. Aside from their drilling capabilities, we believe that customers generally prefer new drilling units because of improved safety features and less frequent downtime for maintenance. New, modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high quality operating personnel.

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

•      Increase our deepwater exposure. In recent years, there has been increased emphasis on exploration in deeper waters due, in part, to technological developments that have made such exploration more feasible and cost-effective. We believe that the water-depth capability of our ultra-deepwater drilling units is attractive to our customers and allows us to compete effectively in obtaining long-term deepwater drilling contracts. We may seek to manage or acquire additional deepwater drilling units to service this market.

•      Identify and pursue acquisition opportunities. We may consider strategic acquisitions of assets and other offshore drilling companies from time to time. As part of our acquisition strategy, we might raise additional debt and equity capital and/or seek co-investment from partners.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. As the financial markets stabilized and oil prices recovered in recent years, oil and gas companies have increased spending for offshore drilling services.

Markets

Offshore drilling rigs are generally marketed on a worldwide basis as rigs can be moved from one region to another. The cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

The offshore drilling market generally consists of shallow water (<400 ft.), midwater (>400 ft.), deepwater (>4,000 ft.) and ultra-deepwater (>7,500 ft.). The global shallow water market is serviced primarily by jackups.

Our jackup fleet is focused on the “long-legged” (350+ ft.) high specification market. The drillships that we operate are focused on the ultra-deepwater segment, which has been very strong in recent years as demand for ultra-deepwater rigs has exceeded supply.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2013, 2012 and 2011, the following customers accounted for more than 10% of our consolidated revenue:

	For the Years Ended December 31,
	2013	2012	2011
Oil and Natural Gas Corporation (“ONGC”)	28%	44%	41%
Petrobras America Inc.	24%	—	—
Olio Energy Sdn Bhd.(Total E&P and Petronas Carigali)	—	24%	—
PTT Exploration and Production.	—	11%	—
Foxtrot International LDC	—	10%	—
Valencia Drilling Corporation	—	—	13%

Drilling Agreements

Our drilling contracts are the result of negotiation with our customers, and most contracts are awarded through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control. Currently all of our drilling contracts are on a dayrate basis. A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination fee. Such payments may not, however, fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of extensive downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. During periods of depressed market conditions, our clients may seek to renegotiate drilling contracts to reduce their obligations or may seek to repudiate their contracts. Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension. If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statements of financial position, results of operations or cash flows.

The following table sets forth certain information concerning the contract status of our owned offshore drilling fleet.

Name	Region	Expected Contract Duration	Actual/ Expected Contract Commencement	Average Drilling Revenue Per Day (1)		Customer
Emerald Driller	Southeast Asia	24 months	Q2 2013	$156,000		PTTEP
Sapphire Driller	West Africa	18 months	Q4 2013	$183,000		Perenco
Aquamarine Driller	Southeast Asia	12 months	Q4 2013	$155,000		Petronas Carigali
Topaz Driller	Southeast Asia	12 months	Q4 2013	$155,000		Petronas Carigali
Platinum Explorer	India	5 years	Q4 2010	$590,000		ONGC
Titanium Explorer	U.S. Gulf of Mexico/West Africa	8 years	Q4 2012	$585,000	(2)	Petrobras/Ophir
Tungsten Explorer	Southeast Asia	4 wells	Q4 2013	$661,000		Petronas Carigali
	West Africa	1 well	Q2 2014	$736,000		Perenco
	West Africa	2 years	Q3 2014	$641,000		Total Congo

(1)

Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue includes mobilization and demobilization fees and other contractual revenues associated with the drilling services.

(2)	The average drilling revenue per day includes the achievement of a 12.5% bonus opportunity, but excludes mobilization revenues and revenue escalations included in the contract.

Contract Backlog

As of December 31, 2013, our owned fleet had total contract backlog of approximately $2.8 billion, including estimated contract backlog with ONGC for the Platinum Explorer of approximately $426 million, with Petrobras for the Titanium Explorer of approximately $1.6 billion and with Total Congo for the Tungsten Explorer of approximately $465 million.

Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We will receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount on each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma Drilling Ltd. (“Sigma”), we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. In September 2013, we received notice from STX Offshore & Shipbuilding Co. Ltd. (“STX”), the shipbuilder, that it was suspending construction of the Palladium Explorer as a result of its negotiations to restructure its operations and finances with its lenders. In January 2014, Sigma issued a termination notice to STX as a result of unsuccessful negotiations to complete the construction of the Palladium Explorer, and Sigma terminated our construction management agreement.  Under the terms of the construction management agreement, we are due a $3 million termination fee. Sigma has received a refund of payments made to STX plus interest under a refund guarantee issued by an independent financial institution. We are working with Sigma to determine the timing surrounding the return of our investment in the project and the collection of amounts owed to us under the terms of the construction management agreement, however there can be no assurance that we will receive payments equal to the total amount of our original investment in Sigma and the amounts due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs, and   awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs, however, we continued to receive our management fees until mid-November. We are managing the operations of the first two rigs in Mexico, which were delivered in the first and second quarters of 2013, respectively. Under the terms of our operations management agreements, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rigs. In December 2013, the contractor notified us that it was seeking to terminate the operations management agreements. We are currently working with the contractor to develop a transition plan for the rig operations. We intend to pursue our contractual remedies against the contractor for its termination of the operations management agreements.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship Dalian Developer. We received management fees and reimbursable costs during the construction phase of the drillship. In September 2013, the agreement was modified and notice was given by the owner of the Dalian Developer to us that the contract would terminate in six months. We will continue to receive management fees over the remaining life of the agreement.

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

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, employer’s liability, loss of hire, war risk, general liability, vessel pollution and other coverages. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our seven drilling units is $3.0 billion. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

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

Law governing air emissions and solid and hazardous waste also apply to our operations. The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establishment of air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the U.S. Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

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

Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel. The United States has ratified Annex VI. In addition, any drilling units we operate internationally are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects comply with Annex VI, but changes to our equipment and ratifying countries’ regulatory interpretations of the Annex VI requirements could impose additional costs on us, which could be significant. .

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position. We believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject.

Employees

At January 31, 2014, we had a managed headcount of approximately 1,274, of which 781 were our direct employees. We will continue to hire more employees to meet our future operational needs.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at www.vantagedrilling.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K or other reports that we have filed with the SEC. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling Company, Attention:General Counsel,777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700.

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

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2013, two customers accounted for approximately 28%, and 24%,  respectively, of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupt or curtail their activities, fail to pay for the services that have been performed, terminate their contracts, fail to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

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

Any of these factors could reduce demand for or prices paid for our services and adversely affect our business and results of operations.

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

Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined to approximately $111 per barrel at year-end 2013. During 2013, the benchmark for crude prices fluctuated between the high $80’s per barrel and high $120’s per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged reduction in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long- term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

Failure to obtain delivery of the Cobalt Explorer could have a material and adverse effect on our business.

We expect to take delivery of the Cobalt Explorer in 2015, but such vessel may not be delivered to us on time, or at all. A delay in the delivery date of the Cobalt Explorer beyond what we expect or non-delivery of such vessel could result from a variety of factors affecting the shipyard, or our failure to make the final construction payments under the construction contracts for the Cobalt Explorer. Failure to obtain delivery of the Cobalt Explorer in a timely manner or at all may have a material adverse effect on our business, financial condition and results of operations.

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

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. It is currently estimated that 93 newly constructed jackup rigs will be entered into service between now and December 2015 and 56 deepwater rigs are scheduled for delivery through 2015. This could result in an excess supply of rigs in the markets in which we operate. Periods of low demand and excess supply intensify competition in the industry and often result in some drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

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

Offshore drilling operations in the United States and elsewhere could be adversely impacted by changes in regulation of offshore oil and gas exploration and development activities. Significant new requirements with respect to development and production activities in the U.S. Gulf of Mexico have been imposed in recent years. These new requirements generally relate to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other environmental and safety matters.

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

Our international operations are subject to additional political, economic, legal and other uncertainties not generally associated with domestic operations.

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

Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations relating to exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs. In addition, we may be required to make significant capital expenditures to comply with such laws and regulations.

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

If the U.S. government amends or enacts new federal laws or regulations, our potential exposure to liability for operations and activities in the United States and its territorial waters may increase. Although the OPA provides federal caps on liability for pollution or contamination, future laws and regulations may increase our liability for pollution or contamination resulting from any operations and activities we may have in the United States and its territorial waters including punitive damages, and administrative, civil and criminal penalties. Additionally, the jurisdictions where we operate have modified or may in the future modify their laws and regulations in a manner that would increase our liability for pollution and other environmental damage.

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

As of December 31, 2013, on a consolidated basis, we had total senior indebtedness outstanding of approximately $2.9 billion consisting of our 7.125% Senior Secured Notes and 7.5% Senior Secured Notes (together, the “secured notes”), our term loans, our convertible notes, the note that we issued to F3 Capital in conjunction with our acquisition of Mandarin Drilling Corporation (the “F3 Capital Note”), and we had the ability to borrow $200.0 million under our revolving credit agreement, subject to its terms. Subject to the restrictions in the indentures governing our secured notes, term loans and revolving credit agreement, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;
•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;
•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;
•	limit management’s discretion in operating our business;
•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and
•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.

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

Even with our existing level of debt, we and our subsidiaries may be able to incur substantial amounts of additional secured and unsecured indebtedness in the future, including debt under future credit facilities, some or all of which may be secured on a first priority basis with our secured notes, note guarantees, term loans and our revolving credit agreement. Although the terms of the indentures governing our secured notes, term loans and revolving credit agreement will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. In addition, any such additional debt may, and under certain circumstances, also be guaranteed by the same guarantors and share in the collateral that secures the secured notes, note guarantees, term loans and revolving credit agreement in which case, the holders of that debt will be entitled to share equally with the holders of our secured notes, note guarantees, term loans and our revolving credit agreement in any proceeds distributed in connection with our winding up, insolvency, liquidation, reorganization or dissolution. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our substantial leverage.

The agreements governing our secured notes, our term loan and our revolving credit agreement impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from capitalizing on business opportunities and restrict our ability to operate our business.

The agreements governing our secured notes, our term loans and our revolving credit agreement contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	paying dividends, redeeming subordinated indebtedness or making other restricted payments;
•	incurring or guaranteeing additional indebtedness or, with respect to our restricted subsidiaries or any other subsidiary guarantor, issuing preferred shares;
•	creating or incurring liens;
•	incurring dividend or other payment restrictions affecting our restricted subsidiaries;
•	consummating a merger, consolidation or sale of all or substantially all of our or our subsidiaries’ assets;
•	entering into transactions with affiliates;
•	transferring or selling assets, including to a master limited partnership or similar entiity;
•	engaging in business other than our current business and reasonably related extensions thereof;
•	issuing capital stock of certain subsidiaries;
•	taking or omitting to take any actions that would adversely affect or impair in any material respect the collateral securing our indebtedness;
•	terminating or amending certain material contracts;
•	amending, modifying or changing our organizational documents; and
•	employing our drilling units in certain jurisdictions.

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the indentures governing our secured notes, term loans and revolving credit agreement. In addition, the restrictions contained in the indentures governing our secured notes may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. We are also subject to additional restrictions in our term loan agreements and revolving credit agreement, and in the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our existing and future debt agreements, including the indentures governing our secured notes, our term loans and our revolving credit agreement, which could allow all amounts outstanding thereunder to be declared immediately due and payable. This would likely in turn trigger cross-acceleration and cross-default rights under the indentures governing our secured notes, our term loans, our revolving credit agreement and the terms of our other indebtedness outstanding at such time. If the amounts outstanding in respect of our secured notes, our note guarantees, our term loans, our revolving credit agreement or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

We have evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required to comply with the management certification requirements of, and preparing for the auditor attestation under, Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we have been able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the Foreign Corrupt Practices Act. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our securities.

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

As of December 31, 2013, on a fully diluted basis, F3 Capital owned approximately 33.4% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, a former director of the Company, has significant influence over all matters upon which shareholders may vote, including the election of our directors. The interests of F3 Capital and Mr. Su, on the one hand, and our shareholders, on the other hand, may differ, and neither F3 Capital nor Mr. Su is under any fiduciary duty to consider the interests of our company or our shareholders. In fact, F3 Capital and Mr. Su may take action that they perceive benefits themselves and that may be detrimental to our other shareholders, our debt holders and, as a result, our employees as well.

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

On August 21, 2012, we filed a lawsuit against Mr. Su which is currently pending in Texas state court. The complaint asserts breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment and seeks to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer. We intend to vigorously pursue our claims, but we can provide no assurance as to the outcome of this legal action.

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

In July 2013, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

We may be required to repurchase certain of our indebtedness with cash upon a change of control or other triggering events.

Upon the occurrence of specified change of control events or certain losses of our vessels in the indentures governing our secured notes, our term loans and our revolving credit agreement, and upon a termination of trading of our ordinary shares as defined in our 7.875% Convertible Senior Notes and a fundamental change as defined in our 5.50% Convertible Senior Notes, we will be required to offer to repurchase or repay all of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements and we would also be required to repurchase the outstanding convertible notes. Furthermore, we may be required to repurchase our 7.875% Convertible Senior Notes in 2015 and 2017 and our 5.50% Convertible Senior Notes in 2016 and 2018, each at the option of the holders of such notes. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default which in turn would likely trigger a default under our existing and any future debt agreements. Moreover, the holders and lenders under such debt agreements and any other of our future debt agreements may also limit our ability to repurchase debt. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Additionally, our existing debt agreements and any future indebtedness we incur may restrict our ability to repurchase these notes, including following a fundamental change. We may be unable to repay all of such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) of the Cayman Islands, and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from those under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws which may provide significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

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

	Common Stock / Ordinary Shares
	High	Low
Year Ending December 31, 2014:
First quarter (through February 7, 2014)	$1.94	$1.59
Year Ended December 31, 2013:
Fourth quarter	$1.95	$1.70
Third quarter	$2.06	$1.68
Second quarter	$2.05	$1.57
First quarter	$1.90	$1.55
Year Ended December 31, 2012:
Fourth quarter	$1.95	$1.53
Third quarter	$1.92	$1.43
Second quarter	$1.68	$1.32
First quarter	$1.78	$1.01

As of February 7, 2014, there were approximately 15 holders of record of our ordinary shares and approximately four holders of record of our units, not including beneficial owners holding shares through nominee names.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2013.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares over the five-year period from December 31, 2008 to December 31, 2013. Our first jackup rig began operations in February 2009. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on December 31, 2008 and that all dividends were reinvested on the date of payment.

Indexed Returns	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013
Vantage Drilling Company	$100.00	$146.36	$184.55	$105.45	$160.91	$167.27
S&P 500 Index	$100.00	$123.45	$139.23	$139.23	$158.08	$204.63
DJ U.S. Oil Equip & Service Index	$100.00	$162.22	$195.78	$195.78	$192.31	$244.38

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

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our 2007 Long-Term Incentive Plan (“2007 LTIP”) as of December 31, 2013:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	114,000	$8.40	22,119,042
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	114,000	$8.40	22,119,042

(1)	Our only equity compensation plan is the 2007 LTIP.
(2)	Does not include an additional 10,702,750 shares of restricted stock that have been granted and are outstanding as of December 31, 2013 under the 2007 LTIP.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2013		2012		2011		2010		2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$732,060		$471,472		$485,829		$278,403		$111,493
Operating costs	335,915		230,089		284,881		176,387		66,228
General and administrative expenses	32,612		26,002		26,317		21,719		15,690
Depreciation	106,609		68,747		64,477		33,384		11,218
Income from operations	256,924		146,634		110,154		46,913		18,357
Loss on debt extinguishment	(98,327	)(1)	(124,599	)(2)	(25,196	)(3)	(24,006	)(4)	—
Loss on acquisition of subsidiary	—		—		—		(3,780	)(5)	—
Interest expense	(213,928)		(149,028)		(154,801)		(49,265)		(8,155)
Other income	1,621		595		1,324		1,510		609
Income (loss) before income taxes	(53,710)		(126,398)		(68,519)		(28,628)		10,811
Income tax provision	28,115		18,906		11,432		18,951		1,972
Net income (loss)	$(81,825)		$(145,304)		$(79,951)		$(47,579)		$8,839
Earnings (loss) per share
Basic	$(0.27)		$(0.50)		$(0.28)		$(0.19)		$0.07
Diluted	$(0.27)		$(0.50)		$(0.28)		$(0.19)		$0.07
Other Financial Data
EBITDA Reconciliation
Net income (loss)	$(81,825)		$(145,304)		$(79,951)		$(47,579)		$8,839
Interest expense	213,928		149,028		154,801		49,265		8,155
Income tax provision	28,115		18,906		11,432		18,951		1,972
Depreciation	106,609		68,747		64,477		33,384		11,218
EBITDA (6)	266,928		91,377		150,759		54,021		30,184
Loss on debt extinguishment	98,327		124,599		25,196		24,006		—
Loss on acquisition of subsidiary	—		—		—		3,780		—
Adjusted EBITDA (7)	$365,154		$215,976		$175,955		$81,807		$30,184
Balance Sheet Data
Cash and cash equivalents	$54,686		$502,726		$110,031		$120,443		$15,992
Total other current assets	250,300		186,119		149,221		110,426		65,228
Property and equipment, net	3,190,648		2,717,506		1,805,075		1,718,132		888,212
Total other assets	132,509		123,856		58,173		54,193		149,747
Total assets	3,628,143		3,530,207		2,122,500		2,003,194		1,119,179
Total current liabilities	227,841		205,643		150,171		116,065		64,043
Long-term debt, net	2,852,050		2,710,559		1,246,428		1,103,480		378,078
Other long-term liabilities	42,796		45,520		29,755		13,498		—
Shareholders’ equity	505,456		568,485		696,146		770,151		677,058
Total liabilities and shareholders’ equity	$3,628,143		$3,530,207		$2,122,500		$2,003,194		$1,119,179
Cash Flow Data
Net cash provided by (used in) operating activities	$(48,431)		$(150,565)		$15,873		$9,585		$(29,785)
Net cash used in investing activities	(564,297)		(905,117)		(144,336)		(645,536)		(471,035)
Net cash provided by financing activities	164,688		1,448,377		118,051		740,402		500,255

(1)

Includes $92.3 million in prepayment and consent fees and $24.0 million for the write-off of deferred financing costs offset by $18.0 million of issuance premium associated with the early retirement of $1 billion of our 11.5% Senior Notes due 2015 (“11.5% Senior Notes”).

(2)

Includes $115.0 million for consent fees and $28.2 million for the write-off of deferred financing costs offset by $21.1 million of issuance premium associated with the early retirement of $1 billion of 11.5% Senior Notes and approximately $2.5 million for the write off of issuance discount associated with the partial conversion of the F3 Capital Note.

(3)

Includes $21.7 million in prepayment fees and approximately $3.5 million for the write-off of deferred financing costs associated with the early retirement of the debt for the acquisition of the Aquamarine Driller.

(4)

Includes $10.8 million in prepayment fees and $12.3 million for the write-off of deferred financing costs associated with the retirement of outstanding debt under our original revolving credit facility and our 13.5% Senior Secured Notes.

(5)

Includes a bargain purchase gain of $12.3 million in connection with the acquisition of the 55% interest in Mandarin Drilling Corporation, and a $16.1 million loss on the remeasurement of our previously held 45% in Mandarin Drilling Corporation under purchase accounting.

(6)

Earnings before Interest, Taxes and Depreciation and Amortization (“EBITDA”) represents net income (loss) before (i) interest expense, (ii) provision for income taxes and (iii) depreciation and amortization expense. EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

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

The following discussion is intended to assist you in understanding our financial position at December 31, 2013 and 2012, and our results of operations for the years ended December 31, 2013, 2012 and 2011. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Ownership	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	100%	2008	375	30,000	Operating
Sapphire Driller	100%	2009	375	30,000	Operating
Aquamarine Driller	100%	2009	375	30,000	Operating
Topaz Driller	100%	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	100%	2010	12,000	40,000	Operating
Titanium Explorer	100%	2012	12,000	40,000	Operating
Tungsten Explorer	100%	2013	12,000	40,000	Operating
Cobalt Explorer	100%	2015	12,000	40,000	Under construction

(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram BOPs.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services.  The price of oil, while volatile, remains at historically elevated levels which reflects growing demand as the economies around the world continue to show economic growth.  The International Energy Agency estimates that demand growth for 2014 will accelerate to 1.3 million barrels per day or 1.4%. Additionally, year-end surveys of oil and gas companies indicate that exploration and production spending is estimated to increase by 4% to 6% for 2014.  We believe all of these items support our belief that the fundamentals for our business remain strong for 2014.

Despite the positive fundamentals for exploration and production spending, we expect rates for our services to be volatile during 2014.  Factors we believe are contributing to this volatility include the number of newbuild rigs coming to market, geopolitical risk, and the prioritization of capital allocation by our customers.

Our customers continue to favor newer more technically capable rigs than older less efficient rigs.  However, during periods with a high rate of newbuild deliveries, competitors may significantly reduce the rates for the older less efficient rigs in order to induce customers to contract their rigs.  This tends to put downward pressure on dayrates for modern, high-specification assets as well, as the owners of those units reduce rates to be more competitive.  The order book for jackups currently indicates that 33 jackups are scheduled for delivery through the end of 2014 with an additional 60 jackups scheduled for delivery in 2015. The order book for ultra deepwater floaters, including drillships and semisubmersibles indicates that 29 floaters are scheduled for delivery in 2014 with an additional 27 floaters scheduled for delivery in 2015.  We believe that all of the newbuild rigs will ultimately be contracted as either replacements for older rigs or through market expansion to meet growing demand.

Geopolitical risk in the Middle East, North Africa and West Africa has reduced access to these markets in recent years, leading to supply disruption.  The timing and magnitude of incremental oil production from these regions potentially becoming available to the world market has made it difficult for our customers to estimate the total oil supply and related impact on world oil prices. Additionally, the possibility of easing international sanctions against Iran could increase oil supply from the Middle East.  In response to political pressure to support social agendas and promote localization of the workforce and production spending, countries in West Africa and Latin America have adopted additional local spending requirements and taxes on oil and gas producing activities, which has increased the costs of developing these oil and gas reserves.  As a result, some exploration and production projects in these countries have been delayed while the new regulations and contracting requirements are evaluated.

Many of the major oil and gas companies and large independent oil and gas companies based in the United States and Europe are focused on increasing their cash returns to shareholders in the form of greater dividends and share buyback programs.  To fund these initiatives many of these companies have sold international oil and gas properties, reduced the size of their exploration and development budgets and focused their operations on more geographically concentrated efforts.  These factors have accelerated the shift in spending to the larger national oil companies, which often have longer contracting cycles.

We believe that we are well positioned for these market changes as our fleet has significant backlog for 2014 and 2015.  We believe that our marketing efforts and current customer mix is also reflective of these trends as we have long-term relationships with national oil companies that have drilling programs which are expected to be less impacted by short-term volatility in the market.  A summary of our backlog coverage of days contracted and related revenue is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2014	2015	2014	2015
Jackups	97%	30%	$227,856	$70,187
Drillships	100%	100%	$746,121	$805,028

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Jackups
Operating rigs, end of period	4	4	4
Available days (1)	1,460	1,464	1,460
Utilization (2)	87.1%	96.7%	90.0%
Average daily revenues (3)	$166,188	$145,814	$129,443
Drillships
Operating rigs, end of period	3	2	1
Available days (1)	832	391	365
Utilization (2)	93.3%	96.4%	92.4%
Average daily revenues (3)	$585,597	$577,142	$583,331

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
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

2013 compared to 2012

The following table is an analysis of our operating results for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Revenues
Contract drilling services	$666,129	$423,897	$242,232
Management fees	14,662	6,605	8,017
Reimbursables	51,309	40,970	10,339
Total revenues	732,060	471,472	260,588
Operating costs and expenses
Operating costs	335,915	230,089	(105,826)
General and administrative	32,612	26,002	(6,610)
Depreciation	106,609	68,747	(37,862)
Total operating expenses	475,136	324,838	(150,298)
Income from operations	256,924	146,634	110,290
Other income (expense)
Interest income	221	90	131
Interest expense and financing charges	(214,149)	(149,118)	(65,031)
Loss on debt extinguishment	(98,327)	(124,599)	26,272
Other income	1,612	595	1,026
Total other expense	(310,634)	(273,032)	(37,602)
Loss before income taxes	(53,710)	(126,398)	72,688
Income tax provision	28,115	18,906	9,209
Net loss	$(81,825)	$(145,304)	$63,479

Revenue: Total revenue for the year ended December 31, 2013 increased 55% as compared to the year ended December 31, 2012 and contract drilling revenue increased 57% for the year ended December 31, 2013 as compared to the same period in 2012. The increase in contract drilling revenue was primarily due to the commencement of operations of the Titanium Explorer in December 2012 and the Tungsten Explorer in September 2013, which added $160.6 million and $75.0 million of revenue, respectively.

Jackup utilization for the year ended December 31, 2013 was down approximately 10% compared to the prior year due to the days out of service for the Sapphire Driller following the early termination of its drilling contract in May 2013. Drillship utilization for the year ended December 31, 2013 decreased slightly compared to the prior year due to normal and expected start-up issues with new MODUs as the Titanium Explorer and the Tungsten Explorer commenced operations in December 2012 and September 2013, respectively.

The increase in management fees in 2013 is due to having multiple construction management services contracts in 2013 as compared to one on-going construction management services project during 2012 and managing the operations of two jackups for a contractor in Mexico.  The approximately 25% increase in reimbursable revenue is primarily due to having two additional drillships operating in 2013 as compared to 2012 and additional reimbursable purchase requests from jackup drilling customers.

Operating costs: Operating costs for the year ended December 31, 2013 increased 46% compared to the year ended December 31, 2012, due primarily to operating costs on the Titanium Explorer and Tungsten Explorer of approximately $61.6 million and $28.1 million, respectively, and to increased reimbursable costs associated with our construction management contracts.

General and administrative expenses: Increases in general and administrative expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 were primarily due to increased personnel and related infrastructure support costs of $4.5 million required to support our expanded global operations and to $2.1 million of increased legal fees related to ongoing litigation.

Depreciation expense: The increase in depreciation expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to the addition of the Titanium Explorer and the Tungsten Explorer to our operating fleet in the fourth quarter of 2012 and the third quarter of 2013, respectively.

Interest expense and other financing charges: Interest expense and other financing charges for the year ended December 31, 2013 increased over the same period in 2012 because of increased average levels of debt outstanding in 2013 and lower amounts of capitalized interest in 2013. Average debt levels increased in 2013 due to the acquisition of the Titanium Explorer in April 2012 and the October 2012 issuance of $1.15 billion of 7.5% Senior Notes and the closing of the $500 million 2017 Term Loan, of which a portion of the proceeds were used to pre-fund the final shipyard payment on the Tungsten Explorer that was made in July 2013.

We capitalized $18.7 million of interest and amortization costs in the year ended December 31, 2013, as compared to $75.1 million in the year ended December 31, 2012. The reduction in capitalized interest was due to the Titanium Explorer and Tungsten Explorer commencing operations in December 2012 and September 2013, respectively.

Loss on extinguishment of debt: In the year ended December 31, 2013, in connection with the early retirement of the remaining $1.0 billion of 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $18.0 million.

In the year ended December 31, 2012, in connection with the early retirement of $1.0 billion of 11.5% Senior Notes, we recognized a loss of $122.1 million resulting from the payment of “make-whole” and consent fees of $115.0 million and the write-off of deferred financing costs of $28.2 million, which were offset by the early recognition of debt issuance premium of $21.1 million. Additionally, we recognized a charge of approximately $2.5 million related to the early extinguishment of $6.5 million aggregate principal of the F3 Capital Note applied as consideration for an equivalent principal amount of 7.875% Senior Convertible Notes.

Income tax expense: $8.3 million of the increase in income tax expense for the year ended December 31, 2013 was primarily due to increased revenue earned in deemed profit jurisdictions as compared to 2012. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items including interest expense and loss on extinguishment of debt.

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

Revenue: Total revenue for the year ended December 31, 2012 decreased 3% as compared to the year ended December 31, 2011  and contract drilling revenue increased 16% for the year ended December 31, 2012 as compared to the same period in 2011. The increase in drilling revenue was primarily due to increased dayrates and utilization on our jackup fleet in 2012, and to the commencement of operations of the Titanium Explorer in early December 2012 which added $11.3 million of drilling revenue.

Jackup fleet utilization for the year ended December 31, 2012 increased approximately 7% compared to the prior year which was negatively impacted by out of service time for the Sapphire Driller due to a customer declaring force majeure on a contract in West Africa, and to shipyard days on the Topaz Driller as the rig was undergoing customer funded equipment upgrades. Drillship utilization for the year ended December 31, 2012 increased approximately 4% compared to the prior year. Drillship available days for the year ended December 31, 2012 increased 26 days as compared to the prior year due to the commencement of operations of the Titanium Explorer in the U.S. Gulf of Mexico.

Management fees and reimbursable revenue for the year ended December 31, 2012 decreased 52% and 61%, respectively, as compared to the prior year. The significant decrease in management fees and reimbursable revenue is due to having one on-going project and managing the Titanium Explorer for four months during 2012 as compared to having four on-going projects on average during the year 2011.

Operating costs: Operating costs for the year ended December 31, 2012 decreased 19% as compared to the year ended December 31, 2011. This decrease was due primarily to a reduction of reimbursable costs associated with shipyard oversight projects to $6.4 million as compared to $102.4 million in the prior year. Offsetting the decrease were increases in operating expense due to the commencement of operations of the Titanium Explorer and non-capitalizable project costs for the Tungsten Explorer.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2012 decreased approximately 1% as compared to the year ended December 31, 2011.

Depreciation expense: The increase in depreciation expense for the year ended December 31, 2012 was primarily due to the addition of the Titanium Explorer to our operating fleet in the fourth quarter of 2012.

Interest expense and other financing charges: Interest expense and other financing charges for the year ended December 31, 2012 decreased $5.8 million over the same period in 2011. The decrease was primarily due to increased interest capitalized on the Titanium Explorer and the Tungsten Explorer in 2012. Additionally, we incurred $2.0 million in fees related to an amendment of a term loan associated with the construction of the Aquamarine Driller in the first quarter of 2011.

We capitalized $75.1 million of interest and amortization costs in the year ended December 31, 2012, as compared to $7.3 million in the year ended December 31, 2011.

Loss on extinguishment of debt: In connection with the early retirement of $1.0 billion of 11.5% Senior Notes in October 2012, we recognized a loss of $122.1 million resulting from the payment of “make-whole” and consent fees of $115.0 million and the write-off of deferred financing costs of $28.2 million, which were offset by the early recognition of debt issuance premium of $21.1 million. Additionally, we recognized a charge of approximately $2.5 million related to the early extinguishment of $6.5 million aggregate principal of the F3 Capital Note applied as consideration for an equivalent principal amount of Convertible Notes.

In June 2011, we paid approximately $21.7 million in prepayment fees and wrote off approximately $3.5 million of deferred financing costs in connection with the early retirement of the term loan associated with the construction of the Aquamarine Driller.

Income tax expense: The increase in income tax expense for the year ended December 31, 2012 was primarily due to increased revenues and taxable income that generated approximately $7.5 million in additional tax expense in 2012 as compared to 2011.

Liquidity and Capital Resources

As of December 31, 2013, we had working capital of approximately $77.1 million, including approximately $54.7 million of cash available for general corporate purposes. We made the final shipyard payment of $417.0 million for the Tungsten Explorer in July 2013. Additionally, we have posted $27.0 million cash as collateral for bid tenders and performance bonds. In March 2013, we amended our revolving credit agreement (the “Credit Agreement”) to increase the aggregate principal amount to $200.0 million, of which $32.0 million is reserved for letters of credit. As of December 31, 2013, we had $10.0 million in outstanding borrowings and we had issued letters of credit for $21.5 million. We have approximately $212.7 million in available liquidity, including our available cash and $158.0 million available under our Credit Agreement.

In 2014, we are forecasting approximately $259.3 million for principal (excluding voluntary prepayments) and interest payments on our outstanding debt, including scheduled maturities of $53.5 million on our long-term debt and $10.0 million on our Credit Agreement. We anticipate spending approximately $52.6 million on capital expenditures, including $25.6 million on sustaining capital expenditures and our fleet capital spares program and $21.1 million on the Cobalt Explorer. These amounts do not include the shipyard payments on the Cobalt Explorer, which are due in 2015, or any capitalized interest related to that project. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

In 2014, we will be exploring financing alternatives for the approximately $600 million of 2015 remaining funding commitments for the Cobalt Explorer. The timing and extent of any long-term contracts for the Cobalt Explorer is a significant factor that will affect our financing alternatives, which will have a significant impact on our liquidity position in 2015.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2013. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	For the Years Ending December 31,
	Total	2014	2015-2016	2017-2018	After 5 Years
	(In thousands)
Payments on 7.5% Senior Notes	$1,150,000	$—	$—	$—	$1,150,000
Payments on 7.125% Senior Notes	775,000	—	—	—	775,000
Payments on $500 million 2017 Term Loan (1)	462,500	50,000	100,000	312,500	—
Payments on $350 million 2019 Term Loan (1)	347,375	3,500	7,000	7,000	329,875
Payments on 5.50% Convertible Notes	100,000	—	100,000	—	—
Payments on 7.875% Convertible Notes	56,500	—	—	56,500	—
Payments on revolving credit agreement	10,000	10,000	—	—	—
Payments on F3 Capital Note (1)	53,500	—	—	53,500	—
Shipyard payments on Cobalt Explorer (2)	535,500	—	535,500	—	—
Interest payments	1,282,201	195,755	382,746	364,224	339,476
Operating lease payments (3)	26,872	11,094	9,552	1,631	4,595
Purchase obligations	67,559	67,559	—	—	—
Total as of December 31, 2013(4)	$4,867,007	$337,908	$1,134,798	$795,355	$2,598,946

(1)	Amounts represent the accreted value of the debt at maturity.
(2)	Amount represents the second installment of $59.5 million due in January 2015 and the estimated amount due the shipyard upon delivery of the Cobalt Explorer in 2015, exclusive of any adjustments.
(3)

Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

(4)

As of December 31, 2013 our unrecognized tax benefits related to uncertain tax positions represented a liability of $3.0 million, inclusive of potential penalties and interest. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.

Debt

Our debt as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	—
$500 million 2017 Term Loan, net of discount of $7,109 and $9,539	455,391	484,211
$350 million 2019 Term Loan, net of discount of $4,561	342,814	—
11.5% Senior Notes, net of premium of $19,726	—	1,019,725
5.50% Convertible Notes, net of discount of $9,923	90,077	—
7.875% Convertible Notes, net of discount of $2,130 and $2,709	54,370	53,791
Revolving credit agreement	10,000	—
F3 Capital note, net of discount of $15,602 and $19,418	37,898	34,082
	2,915,550	2,741,809
Less current maturities of long-term debt and revolving credit agreement	63,500	31,250
Long-term debt	$2,852,050	$2,710,559

7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, OGIL issued $775.0 million in aggregate principal amount of 7.125% Senior Notes under an indenture (the “7.125% Senior Notes”). The 7.125% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

The net proceeds of approximately $1.1 billion, after fees and expenses, were used to retire the remaining $1.0 billion of OGIL’s existing 11.5% Senior Notes. We recognized a $98.3 million loss on debt extinguishment in connection with this transaction. The balance of the proceeds was used for payment of transaction expenses and general corporate purposes.

5.50% Senior Convertible Notes

In July 2013, we issued $100 million aggregate principal amount of 5.50% Convertible Notes which mature in 2043, unless earlier converted, redeemed or repurchased, and bear interest at 5.50%, payable semi-annually in arrears commencing on January 15, 2014. The net proceeds of approximately $96.5 million were used to fund the initial payment of $59.5 million under the construction contract for the Cobalt Explorer and the remainder was used for general corporate purposes.

$500 Million 2017 Term Loan

In November 2013, the 2017 Term Loan was amended to modify the applicable interest rates to; (i) decrease the adjusted LIBOR margin from 5.0% to 4.0% per annum, (ii) decrease the LIBOR floor from 1.25% to 1.0% per annum and (iii) decrease the ABR margin from 4.0% to 3.0%. The amendment also reflected a decrease in the principal amount due from $500 million to $475 million as result of us making scheduled principal repayments under the original note.

The amendment also modified various covenants, representations and warranties to conform to our 2019 Term Loan. Neither the maturity date nor the scheduled repayments set forth in the original 2017 Term Loan were modified by the amendment. Further, various covenants and events of default, including covenants that restrict the granting of liens on certain assets, restrict the incurrence of indebtedness, limit dividends, and certain restricted payments were not modified by the amendment.

Credit Agreement

In addition to the increase in the aggregate principal amount, the March 2013 amendment to the Credit Agreement extended the maturity date to April25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. The Credit Agreement also contains certain other covenants similar to those in our indentures and term loans and are secured by a lien on certain of our assets. We believe we were in compliance with all financial covenants of the Credit Agreement at December 31, 2013.

Commitments and Contingencies

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

On August 21, 2012, we filed a lawsuit against Mr. Su which is currently pending in Texas state court. The complaint asserts breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment and seeks to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer. We intend to vigorously pursue our claims, but we can provide no assurance as to the outcome of this legal action.

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regards to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. We have capitalized interest and amortization costs of $18.7 million, $75.1 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated discounted cash flows. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regards to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit, changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $39.4 million and $46.4 million at December 31, 2013 and 2012, respectively. Deferred revenues are included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the term of the related drilling contract.

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

Share-Based Compensation: We account for employees and non-employee directors’ share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period, which is generally equivalent to the time required to vest the share options and share grants.

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

General. Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market driven rates or prices. Although the risks associated with foreign exchange rates, commodity prices, and equity prices have not been significant in 2013, they could become more significant in the future as our rigs are more fully utilized and our construction projects are completed and additional rigs begin operating. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of December 31, 2013, we had $798.2 million of variable rate debt, net of discount of $11.7 million, outstanding. In October 2012, we entered into the $500.0 million 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% of the original principal amount in the first year and 10% in subsequent years with final maturity in October 2017. In March 2013, we entered into the $350.0 million 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $8.1 million based on December 31, 2013 outstanding principal amounts. As of December 31, 2013, the 1-year LIBOR rate was 0.58% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $43.1 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regards to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2013, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheet of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 1992 framework), and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria - 1992 framework). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vantage Drilling Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria – 1992 framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vantage Drilling Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas

February 28, 2014

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$54,686	$502,726
Restricted cash	2,125	3,515
Trade receivables	168,654	119,452
Inventory	55,804	37,944
Prepaid expenses and other current assets	23,717	25,208
Total current assets	304,986	688,845
Property and equipment
Property and equipment	3,472,407	2,893,837
Accumulated depreciation	(281,759)	(176,331)
Property and equipment, net	3,190,648	2,717,506
Other assets
Investment in joint venture	32,482	31,320
Other assets	100,027	92,536
Total other assets	132,509	123,856
Total assets	$3,628,143	$3,530,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,860	$50,909
Accrued liabilities	97,481	123,484
Current maturities of long-term debt and revolving credit agreement	63,500	31,250
Total current liabilities	227,841	205,643
Long–term debt, net of discount of $39,325 and $11,940	2,852,050	2,710,559
Other long-term liabilities	42,796	45,520
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.001 par value, 500,000 shares authorized; 304,101 and 299,647 shares issued and outstanding	304	299
Additional paid-in capital	896,928	878,137
Accumulated deficit	(391,776)	(309,951)
Total shareholders’ equity	505,456	568,485
Total liabilities and shareholders’ equity	$3,628,143	$3,530,207

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Contract drilling services	$666,129	$423,897	$366,844
Management fees	14,622	6,605	13,727
Reimbursables	51,309	40,970	105,258
Total revenues	732,060	471,472	485,829
Operating costs and expenses
Operating costs	335,915	230,089	284,881
General and administrative	32,612	26,002	26,317
Depreciation	106,609	68,747	64,477
Total operating costs and expenses	475,136	324,838	375,675
Income from operations	256,924	146,634	110,154
Other income (expense)
Interest income	221	90	96
Interest expense and financing charges	(214,149)	(149,118)	(154,897)
Loss on debt extinguishment	(98,327)	(124,599)	(25,196)
Other, net	1,621	595	1,324
Total other income (expense)	(310,634)	(273,032)	(178,673)
Loss before income taxes	(53,710)	(126,398)	(68,519)
Income tax provision	28,115	18,906	11,432
Net loss	$(81,825)	$(145,304)	$(79,951)
Loss per share
Basic	$(0.27)	$(0.50)	$(0.28)
Diluted	$(0.27)	$(0.50)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Ordinary Shares
	Ordinary Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance December 31, 2010	289,713	$290	$854,557	$(84,696)	$770,151
Issuance of shares upon vesting of equity awards	1,528	1	(1)	-	-
Share-based compensation expense	-	-	5,946	-	5,946
Net loss	-	-	-	(79,951)	(79,951)
Balance December 31, 2011	291,241	291	860,502	(164,647)	696,146
Issuance of ordinary shares in settlement of agent fees	5,000	5	7,645	-	7,650
Issuance of shares upon vesting of equity awards	3,406	3	(3)	-	-
Fair value of conversion feature embedded in convertible debt instrument	-	-	2,920	-	2,920
Share-based compensation expense	-	-	7,073	-	7,073
Net loss	-	-	-	(145,304)	(145,304)
Balance December 31, 2012	299,647	299	878,137	(309,951)	568,485
Issuance of shares upon vesting of equity awards	4,454	5	(5)	-	-
Fair value of conversion feature embedded in convertible debt instrument	-	-	11,732	-	11,732
Share-based compensation expense	-	-	7,064	-	7,064
Net loss	-	-	-	(81,825)	(81,825)
Balance December 31, 2013	304,101	$304	$896,928	$(391,776)	$505,456

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2013.	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,825)	$(145,304)	$(79,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	106,609	68,747	64,477
Amortization of debt financing costs	12,356	16,930	8,653
Amortization of debt discount (premium)	7,523	(3,828)	9,332
Accretion of long-term debt	-	-	2,582
Non-cash loss on debt extinguishment	6,070	9,546	3,532
Share-based compensation expense	7,064	7,073	5,946
Deferred income tax expense (benefit)	997	3,785	(3,984)
Equity in loss of joint venture	513	49	-
Loss on disposal of assets	1,603	1,321	226
Changes in operating assets and liabilities:
Restricted cash	1,390	3,513	21,977
Trade receivables	(49,202)	(52,207)	(50,719)
Inventory	(17,860)	(13,568)	(4,616)
Prepaid expenses and other current assets	1,169	(9,724)	(1,549)
Other assets	(12,654)	318	(3,069)
Accounts payable	15,951	4,546	14,030
Accrued liabilities and other long-term liabilities	(48,135)	(41,762)	29,006
Net cash provided by (used in) operating activities	(48,431)	(150,565)	15,873
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(564,319)	(874,117)	(144,800)
Investment in joint venture	-	(31,000)	-
Proceeds from sale of property and equipment	22	-	464
Net cash used in investing activities	(564,297)	(905,117)	(144,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	775,000	1,987,000	240,750
Proceeds from the issuance of term loan, net	344,750	490,000	-
Proceeds from the issuance of senior convertible notes	100,000	50,000	-
Repayment of long-term debt	(1,033,874)	(1,006,251)	(109,716)
Proceeds from revolving credit agreement, net	10,000	-	-
Debt issuance costs	(31,188)	(72,372)	(12,983)
Net cash provided by financing activities	164,688	1,448,377	118,051
Net increase (decrease) in cash and cash equivalents	(448,040)	392,695	(10,412)
Cash and cash equivalents— beginning of year	502,726	110,031	120,443
Cash and cash equivalents— end of year	$54,686	$502,726	$110,031

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

Supplemental Information

(In thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$248,652	$212,600	$136,662
Taxes	21,859	15,486	21,317
Non-cash investing and financing transactions:
Interest capitalized	$(18,733)	$(75,087)	$(7,311)
Trade-in value on equipment upgrades	(831)	(2,955)	(3,050)
Reclassification of receivable in Titanium Explorer acquisition	-	33,664	-
Fair value of embedded conversion option of Convertible Notes	11,732	2,920	-
Issuance of ordinary shares in settlement of agent fees	-	7,650	-

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through its direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification mobile offshore drilling units (“MODUs”). Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships. Our global fleet is currently located in India, Southeast Asia and West Africa.

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

In July 2013, we issued $100.0 million principal amount of 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) which mature in 2043, unless earlier converted, redeemed or repurchased, and bear interest at 5.50%, payable semi-annually in arrears commencing on January 15, 2014. The net proceeds of approximately $96.5 million were used to fund the initial payment of $59.5 million under the Cobalt Explorer construction contract and the remainder was used for general corporate purposes.

In March 2013, OGIL entered into a 6-year, $350.0 million term loan (the “2019 Term Loan”) and completed an offering of $775.0 million of 7.125% Senior Secured First Lien Notes (the “7.125% Senior Notes”) which mature in 2023. The proceeds from the 2019 Term Loan and 7.125% Senior Notes were used to retire approximately $1.0 billion of OGIL’s existing 11.5% Senior Secured Notes (the “11.5% Senior Notes”) for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds was used for transaction expenses and general corporate purposes. At the same time, we amended and restated our secured revolving credit agreement to increase the aggregate principal amount available thereunder to $200 million.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the indicated periods. Our investment in Sigma Drilling, Ltd. (“Sigma”), over which we exercise significant influence, but not control, is accounted for under the equity method. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the years ended December 31, 2013, 2012 and 2011 were $18.7 million, $75.1 million and $7.3 million, respectively. We evaluate the realization of property and equipment whenever events or changes in

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma, which had contracted to build a next generation ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our statement of operations with a corresponding adjustment to our investment in joint venture account. As the purpose of Sigma is to construct the Palladium Explorer and it has no other significant operations, we capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship as a result of their negotiations to restructure their operations and finances with their lenders. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. During the year ended December 31, 2013, Sigma recognized a loss from operations consisting primarily of general and administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2012	$31,320
Our share of joint venture net losses	(513)
Capitalized interest	1,675
Balance, December 31, 2013	$32,482

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	302,432	293,008	290,382
Options	-	-	-
Warrants	-	-	-
Adjusted weighted average ordinary shares outstanding for diluted EPS	302,432	293,008	290,382

The calculation of diluted weighted average ordinary shares outstanding excludes 81.5 million, 34.4 million and 2.5 million ordinary shares for the years ended December 31, 2013, 2012 and 2011 respectively, issuable pursuant to outstanding warrants, stock options and convertible notes because their effect is anti-dilutive. The warrants and share options are anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods. The ordinary shares issuable for the convertible notes, if converted, are excluded as the effect of including convertible debt and the related adjustments to income under the “if-converted” method of computing diluted earnings per share is anti-dilutive for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payments terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts as of December 31, 2013 and 2012.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. For the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation of $7.1 million, $7.1 million and $5.9 million, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. At December 31, 2013, the fair value of the 7.125% Senior Notes, the 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”), the 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) and the 5.50% Convertible Notes discussed below under “Note 5. Debt” was approximately $793.4 million, $1.3 billion, $64.2 million and $97.3 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At December 31, 2013 and December 31, 2012, we had no outstanding derivative instruments.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Transactions with F3 Capital and Affiliates

F3 Capital Note

As part of the purchase price for the acquisition of the remaining interest in the entity that owned the construction contract for the Platinum Explorer (the “Mandarin Acquisition”), we issued a promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. In connection with the August 2012 issuance of the 7.875% Convertible Notes, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of 7.875% Convertible Notes. We did not receive any cash proceeds from this direct placement. As a result of this transaction, we recognized a charge of approximately $2.5 million related to the early extinguishment of the debt.

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of December 31, 2013, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $43.9 million, a Level 3 measurement.

The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the contingent conversion price of the F3 Capital Note so long as the F3 Capital Note is outstanding.

In July 2013, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

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

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of December 31, 2013, and remains currently due and payable. We have issued demand letters regarding payment of the overdue amount and continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We will receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we are entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. In September 2013, we received notice from STX that it was suspending construction of the Palladium Explorer as a result of its negotiations to restructure its operations and finances with its lenders. In January 2014, Sigma issued a termination notice to STX as a result of unsuccessful negotiations to complete the construction of the Palladium Explorer, and Sigma terminated our construction management agreement. Under the terms of the construction management agreement, we are due a $3 million termination fee. Sigma has received a refund of payments made to STX plus interest under a refund guarantee issued by an independent financial institution. We are working with Sigma to determine the timing surrounding the return of our investment in the project and the collection of amounts owed to us under the terms of the construction management agreement, however there can be no assurance that we will receive payments equal to the total amount of our original investment in Sigma and the amounts due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs, and awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs, however, we continued to receive our management fees until mid-November. We are managing the operations of the first two rigs in Mexico, which were delivered in the first and second quarters of 2013, respectively. Under the terms of our operations management agreements, we are entitled to receive a fixed fee per day plus a performance fee based on the operational results of the rigs. In December 2013, the contractor notified us that it was seeking to terminate the operations management agreements. We are currently working with the contractor to develop a transition plan for the rig operations. We intend to pursue our contractual remedies against the contractor for its termination of the operations management agreements.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. We received management fees and reimbursable costs during the construction phase of the drillship. In September 2013, the agreement was modified and notice was given by the owner of the Dalian Developer to us that the contract would terminate in six months. We will receive the management fees over the remaining life of the agreement.

5. Debt

Our debt was composed of the following:

	December 31,
	2013	2012
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	775,000	-
$500 million 2017 Term Loan, net of discount of $7,109 and $9,539	455,391	484,211
$350 million 2019 Term Loan, net of discount of $4,561	342,814	-
11.5% Senior Notes, net of premium of $19,726	-	1,019,725
5.50% Convertible Notes, net of discount of $9,923	90,077	0
7.875% Convertible Notes, net of discount of $2,130 and $2,709	54,370	53,791
Revolving credit agreement	10,000	-
F3 Capital note, net of discount of $15,602 and $19,418	37,898	34,082
	2,915,550	2,741,809
Less current maturities of long-term debt and revolving credit agreement	63,500	31,250
Long-term debt	$2,852,050	$2,710,559

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concurrently with the closing of the 7.5% Senior Notes, we entered into a $500 million 2017 Term Loan (the “2017 Term Loan”). The 2017 Term Loan was issued at 98% of the face value and did bear interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in October 2017. The original issue discount, reported as a direct deduction from the face amount of the 2017 Term Loan, will be recognized over the life of the 2017 Term Loan using the effective interest rate method. The 2017 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

In November 2013, the 2017 Term Loan was amended to modify the applicable interest rates to; (i) decrease the adjusted LIBOR margin from 5.0% to 4.0% per annum, (ii) decrease the LIBOR floor from 1.25% to 1.0% per annum and (iii) decrease the ABR margin from 4.0% to 3.0%. The amendment also reflected a decrease in the principal amount due from $500 million to $475 million as result of us making scheduled principal repayments under the original note.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.50% Senior Convertible Notes

In July 2013, we issued $100 million aggregate principal amount of 5.50% Convertible Notes under an indenture. The 5.50% Convertible Notes will mature on July 15, 2043, unless earlier converted, redeemed or repurchased, and bear interest at a rate of 5.50% per annum payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The 5.50% Convertible Notes are our senior, unsecured obligations, and rank senior in right of payment to all of our existing and future subordinated indebtedness and equal in right of payment with any of our other existing and future senior unsecured indebtedness, including our 7.875% Convertible Notes. The 5.50% Convertible Notes are structurally subordinated to all debt and other liabilities of our subsidiaries and are effectively junior to our secured debt to the extent of the value of the assets securing such debt. The net proceeds, after fees and expenses, of approximately $96.5 million were used to fund the initial payment of $59.5 million under the Cobalt Explorer construction contract and the remainder was used for general corporate purposes.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at December 31, 2013. As of December 31, 2013, we had $10 million in outstanding borrowings under the Credit Agreement and we had issued letters of credit for $21.5 million.

Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2014	$63,500
2015	53,500
2016 (a)	153,500
2017 (b)	372,500
2018	57,000
Thereafter	2,254,875
Total debt (c)	2,954,875
Less future amortization of debt discount	(39,325)
Long-term debt, net	$2,915,550

(a)	Includes the assumed repayment of the $100 million 5.5% Senior Convertible Notes
(b)	Includes the assumed repayment of the $56.5 million 7.875% Senior Convertible Notes
(c)

Excludes original issuance discount of $7.1 million, $4.6 million, $9.9 million, $2.1 million and $15.6 million on the 2017 Term Loan, the 2019 Term Loan, the 5.5% Senior Convertible Notes, the 7.875% Senior Convertible Notes and the F3 Capital Note, respectively

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of December 31, 2013, no preferred shares were issued and outstanding.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. In March 2013, our shareholders approved a proposal to amend our 2007 Long-Term Incentive Plan (the “LTIP”) to increase the maximum number of ordinary shares that we may issue under the LTIP from 25 million to 45 million ordinary shares. During the year ended December 31, 2013, we granted to employees and directors 3,629,285 time-vested restricted shares and 1,633,557 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2013 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $9.8 million, based on an average share price of $1.86 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit is used. In the year ended December 31, 2013, 4,163,550, of the previously granted LTIP share awards vested and an additional 290,394 shares were issued pursuant to over target performance of previously granted performance unit awards.

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

A summary of the restricted share awards for the three years ended December 31, 2013 is as follows:

	Year Ended December 31,
	2013	2012	2011
Time vested restricted shares
Shares awarded	3,629,285	3,701,908	5,240,275
Weighted-average share price at award date	$1.86	$1.06	$1.49
Weighted average vesting period (years)	3.8	3.8	3.9
Shares vested	3,135,014	2,784,825	1,528,227
Shares forfeited	704,949	602,849	351,174
Performance vested restricted shares
Shares awarded	1,633,557	1,671,198	1,757,870
Weighted-average share price at award date	$1.86	$1.07	$1.36
Weighted average vesting period (years)	3	3	3
Shares vested	1,318,930	621,118	---
Shares forfeited	230,639	173,593	---

A summary of the status of non-vested restricted shares at December 31, 2013 and changes during the year ended December 31, 2013 is as follows:

	Time Vested Restricted Shares Outstanding	Weighted Average Award Date Share Price	Performance Vested Restricted Shares Outstanding (1)	Weighted Average Award Date Share Price
Nonvested restricted shares at January 1, 2013	7,901,472	$1.30	2,637,574	$1.19
Awarded	3,629,285	1.86	1,923,951	1.85
Vested	(3,135,014)	1.33	(1,318,930)	1.34
Forfeited	(704,949)	1.53	(230,639)	1.45
Nonvested restricted shares at December 31, 2013	7,690,794	$1.53	3,011,956	$1.52

(1)

The number of performance vested restricted shares shown as outstanding at the beginning and the end of 2013 equals the number of shares that would vest if the “target” level of performance is achieved. Under the terms of the performance vested

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted share awards, the minimum and maximum number of shares that may vest is zero and 1.5 times the target level, respectively.

As of December 31, 2013, there was approximately $8.5 million of total unrecognized share compensation expense related to time vested restricted shares which is expected to be recognized over the remaining weighted average period of approximately 2.4 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2013 was approximately $4.2 million.

As of December 31, 2013, there was approximately $3.0 million of total unrecognized share compensation expense related to performance vested restricted shares which is expected to be recognized over the remaining weighted average period of approximately 1.6 years. The total award date value of performance vested restricted shares that vested during the year ended December 31, 2013 was approximately $1.8 million.

As of December 31, 2013, we had outstanding non-qualified stock options to acquire 114,000 ordinary shares that had been granted to key employees on June 12, 2008. The stock options have an exercise price of $8.40 per share, vested ratably over four years and have a ten-year life from date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the aggregate fair value of the options was approximately $352,000. As of December 31, 2013, all of the stock options were vested and exercisable; no stock options have been exercised to date.

For the years ended December 31, 2013, 2012 and 2011, we recognized share-based compensation of $7.1 million, 7.1 million and $5.9 million, respectively.

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

The following table summarizes certain information regarding our outstanding warrants as of December 31, 2013, 2012 and 2011.

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
			2013	2012	2011
November 18, 2008	November 18, 2018	$2.50	1,983,471	1,983,471	1,983,471
June 5, 2009	June 5, 2014	$2.10	371,429	371,429	371,429

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current	$27,118	$15,121	$15,416
Deferred	997	3,785	(3,984)
Total	$28,115	$18,906	$11,432

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(51.1)	(14.5)	(16.7)
Other	(0.8)	0.2	0.2
Tax reserves	(0.4)	(0.7)	(0.2)
Total	(52.3)%	(15.0)%	(16.7)%

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

The components of the net deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Share compensation	$623	$511
Accrued bonuses	1,360	953
Start-up costs	159	176
Deferred revenue	194	-
Loss carry-forwards	976	1,278
Other	3	18
Total deferred tax assets	3,315	2,936
Valuation allowance	(920)	(178)
Net deferred tax assets	2,395	2,758
Deferred tax liabilities:
Property and equipment	(3,057)	(2,428)
Total deferred tax liabilities	(3,057)	(2,428)
Net deferred tax asset (liability)	$(662)	$330

At December 31, 2013, we had foreign tax loss carry forwards of approximately $5.3 million which will begin to expire in 2016.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of $0.2 million is included in 2013 income tax expense and interest and penalties of $0.9 million are accrued as of December 31, 2013.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2013	$2,023
Additions based on tax positions related to the current year	51
Additions for tax positions of prior years.	75
Reductions for tax positions of prior years	-
Expiration of statutes	-
Tax settlements	-
Gross balance at December 31, 2013	2,149
Related tax benefits	-
Net reserve at December 31, 2013	$2,149

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

As of December 31, 2013, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $11.1 million, $8.4 million, $1.1 million, $0.7 million and $5.5 million for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively. Rental expenses for the three years ended December 31, 2013, 2012 and 2011 were approximately $13.9 million, $15.1 million and $13.7 million, respectively.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Prepaid insurance	$13,178	$13,951
Sales tax receivable	3,621	2,438
Income tax receivable	962	303
Current deferred tax asset	2,139	2,461
Other receivables	278	206
Deferred mobilization costs	665	3,683
Other	2,874	2,166
	$23,717	$25,208

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Drilling equipment	$3,376,631	$2,736,074
Assets under construction	75,993	145,088
Office and technology equipment	17,750	11,096
Leasehold improvements	2,033	1,579
	3,472,407	2,893,837
Accumulated depreciation	(281,759)	(176,331)
	$3,190,648	$2,717,506

Other Assets

Other assets consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred financing costs, net	$56,145	$61,309
Performance bond collateral	24,882	21,262
Deposits	1,280	1,269
Deferred mobilization costs	4,066	-
Deferred certification costs	6,494	504
Deferred agent fees	7,160	8,192
	$100,027	$92,536

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Interest	$43,064	$78,713
Compensation	20,887	17,817
Insurance premiums	10,136	12,694
Unearned income	615	-
Deferred revenue	8,928	8,047
Property, service and franchise taxes	1,610	1,610
Income taxes payable	7,577	2,216
Other	4,664	2,387
	$97,481	$123,484

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred revenue	$34,385	$38,368
Deferred income taxes	2,801	2,131
Other	5,610	5,021
	$42,796	$45,520

10. Business Segment Information

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

For the years ended December 31, 2013, 2012 and 2011, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Two customers accounted for approximately 28% and 24% , respectively of consolidated revenue for the year ended December 31, 2013. Four customers accounted for approximately 44%, 24%, 11% and 10%, respectively of consolidated revenue for the year ended December 31, 2012. Two customers accounted for approximately 41% and 13%, respectively, of consolidated revenue for the year ended December 31, 2011.

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

The following tables present the condensed, consolidating financial information as of December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011, of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of December 31, 2013 and 2012 and results of operations for the three years ended December 31, 2013, 2012 and 2011, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$3,488	$5,468	$37,489	$8,241	$-	$54,686
Other current assets	343	2,203	229,533	18,221	-	250,300
Total current assets	3,831	7,671	267,022	26,462	-	304,986
Property and equipment, net	-	1,151	3,098,768	90,729	-	3,190,648
Investment in and advances to subsidiaries	654,624	1,435,939	1,054,545	2,104	(3,147,212)	-
Investment in joint venture	-	-	-	32,482	-	32,482
Other assets	11,468	51,837	31,986	4,736	-	100,027
Total assets	$669,923	$1,496,598	$4,452,321	$156,513	$(3,147,212)	$3,628,143
Accounts payable and accrued liabilities	$29,922	$28,413	$70,673	$35,333	$-	$164,341
Current maturities of long-term debt and revolving credit agreement	-	63,500	-	-	-	63,500
Intercompany (receivable) payable	(318,623)	(1,037,978)	1,274,458	82,143	-	-
Total current liabilities	(288,701)	(946,065)	1,345,131	117,476	-	227,841
Long-term debt	182,345	2,669,705	-	-	-	2,852,050
Other long term liabilities	-	-	35,346	7,450	-	42,796
Shareholders’ equity (deficit)	776,279	(227,042)	3,071,844	31,587	(3,147,212)	505,456
Total liabilities and shareholders’ equity	$669,923	$1,496,598	$4,452,321	$156,513	$(3,147,212)	$3,628,143

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$-	$-	$689,604	$42,456	$732,060
Operating costs and expenses	16,244	(44)	424,801	34,135	475,136
Income (loss) from operations	(16,244)	44	264,803	8,321	256,924
Other, net	(15,355)	(296,957)	(2,590)	4,268	(310,634)
Income (loss) before income taxes	(31,599)	(296,913)	262,213	12,589	(53,710)
Income tax provision	-	29	25,325	2,761	28,115
Net income (loss)	$(31,599)	$(296,942)	$236,888	$9,828	$(81,825)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Twelve Months Ended December 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(22,103)	$(336,644)	$293,694	$16,622	$(48,431)
Net cash provided by (used in) investing activities	-	(623)	(483,715)	(79,959)	(564,297)
Net cash provided by (used in) financing activities	10,120	(79,732)	169,567	64,733	164,688
Net increase (decrease) in cash and cash equivalents	(11,983)	(416,999)	(20,454)	1,396	(448,040)
Cash and cash equivalents—beginning of year	15,471	422,467	57,943	6,845	502,726
Cash and cash equivalents—end of year	$3,488	$5,468	$37,489	$8,241	$54,686

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$15,471	$422,467	$57,943	$6,845	$-	$502,726
Other current assets	232	-	177,716	8,171	-	186,119
Total current assets	15,703	422,467	235,659	15,016	-	688,845
Property and equipment, net	-	629	2,706,537	10,340	-	2,717,506
Investment in and advances to subsidiaries	654,844	1,437,788	1,056,387	1,491	(3,150,510)	-
Investment in joint venture	-	-	-	31,320	-	31,320
Other assets	9,892	59,608	22,192	844	-	92,536
Total assets	$680,439	$1,920,492	$4,020,775	$59,011	$(3,150,510)	$3,530,207
Accounts payable and accrued liabilities	$25,049	$101,112	$56,582	$22,900	$-	$205,643
Intercompany (receivable) payable	(221,565)	(873,207)	1,085,970	8,802	-	-
Total current liabilities	(196,516)	(772,095)	1,142,552	31,702	-	205,643
Long-term debt	87,873	2,622,686	-	-	-	2,710,559
Other long term liabilities	-	-	39,218	6,302	-	45,520
Shareholders’ equity (deficit)	789,082	69,901	2,839,005	21,007	(3,150,510)	568,485
Total liabilities and shareholders’ equity	$680,439	$1,920,492	$4,020,775	$59,011	$(3,150,510)	$3,530,207

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$-	$-	$435,390	$36,082	$471,472
Operating costs and expenses	12,858	(271)	281,731	30,520	324,838
Income (loss) from operations	(12,858)	271	153,659	5,562	146,634
Other, net	(11,943)	(261,692)	(157)	760	(273,032)
Income (loss) before income taxes	(24,801)	(261,421)	153,502	6,322	(126,398)
Income tax provision	-	8	17,716	1,182	18,906
Net income (loss)	$(24,801)	$(261,429)	$135,786	$5,140	$(145,304)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Twelve Months Ended December 31, 2012
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(7,657)	$(309,675)	$139,474	$27,293	$(150,565)
Net cash provided by (used in) investing activities	(22)	(644)	(869,923)	(34,528)	(905,117)
Net cash provided by (used in) financing activities	8,201	732,775	697,229	10,172	1,448,377
Net increase (decrease) in cash and cash equivalents	522	422,456	(33,220)	2,937	392,695
Cash and cash equivalents—beginning of year	14,949	11	91,163	3,908	110,031
Cash and cash equivalents—end of year	$15,471	$422,467	$57,943	$6,845	$502,726

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Twelve Months Ended December 31, 2011
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Revenues	$-	$-	$375,572	$110,257	$485,829
Operating costs and expenses	16,423	30	254,900	104,322	375,675
Income (loss) from operations	(16,423)	(30)	120,672	5,935	110,154
Other, net	(7,388)	(136,034)	(37,374)	2,123	(178,673)
Income (loss) before income taxes	(23,811)	(136,064)	83,298	8,058	(68,519)
Income tax provision (benefit)	576	-	10,257	599	11,432
Net income (loss)	$(24,387)	$(136,064)	$73,041	$7,459	$(79,951)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Twelve Months Ended December 31, 2011
	Parent	OGIL	Subsidiary Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(16,799)	$(119,672)	$153,998	$(1,654)	$15,873
Net cash provided by (used in) investing activities	-	-	(32,620)	(111,716)	(144,336)
Net cash provided by (used in) financing activities	(63,536)	118,548	(50,177)	113,216	118,051
Net increase (decrease) in cash and cash equivalents	(80,335)	(1,124)	71,201	(154)	(10,412)
Cash and cash equivalents—beginning of year	95,284	1,135	19,962	4,062	120,443
Cash and cash equivalents—end of year	$14,949	$11	$91,163	$3,908	$110,031

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2013 and 2012 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$147,001	$170,637	$175,885	$238,537
Income from operations	39,396	61,486	57,976	98,066
Other expense	(156,992)	(50,193)	(47,048)	(56,401)
Net income (loss)	(123,201)	4,216	6,844	30,316
Earnings (loss) per share
Basic	$(0.41)	$0.01	$0.03	$0.10
Diluted	$(0.41)	$0.01	$0.03	$0.09
2012
Revenues	$131,849	$105,125	$111,534	$122,964
Income from operations	40,693	32,019	36,333	37,589
Other expense	(36,106)	(35,935)	(34,157)	(166,834)
Net loss	(1,179)	(9,977)	(538)	(133,610)
Loss per share
Basic	$(0.00)	$(0.03)	$(0.00)	$(0.45)
Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.45)

Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ earnings (loss) per share may not agree to the total computed for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 1992 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at www.vantagedrilling.com in the “Corporate Governance” area. Any waivers from our Code of Business Conduct and Ethics must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the Code of Business Conduct and Ethics will be posted on our website and reported pursuant to applicable rules and regulations of the SEC.

Item 11.	Executive Compensation.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

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
3.2

Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 as amended effective July 10, 2012 (Incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

4.1	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))
4.2	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)
4.3

Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.4

First Supplemental Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.5

Indenture dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.6

First Supplemental Indenture dated as of December 3, 2012 among PT. Vantage Drilling Company Indonesia, OGIL, Vantage, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

4.7

Second Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.8

Third Supplemental Indenture dates as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

4.9

Indenture dated as of March 28, 2013 by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

4.10

First Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage Drilling Company, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.11

Second Supplemental Indenture dated as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

4.12

Base Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

4.13

First Supplemental Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

Exhibit No.	Description
10.1	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)
10.2

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

10.8

Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.9	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)
10.10

Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.11	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)
10.12

Amendment No. 1 to Term Loan Agreement dated November 20, 2013, amending and restating the Term Loan Agreement dated as of October 25, 2012, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 22, 2013)

10.13

Second Term Loan Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.14

Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.15

Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

Exhibit No.	Description
10.16

Amended and Restated Credit Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto, the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.17

Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.18

Joinder Agreement dated October 15, 2013 executed by Vantage Drilling ROCO S.R.L. and Vantage Drilling Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporate by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.19

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

10.20

Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.21

Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.22	Vantage Drilling Company Management Incentive Plan adopted August 20, 2013 (Filed herewith)
21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)
23.1	Consent of UHY LLP (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY
By:	/s/ Paul A. Bragg
Name:	Paul A. Bragg
Title:	Chairman and Chief Executive Officer
Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Paul A. Bragg

/s/ Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2014
Douglas G. Smith

/s/ Jorge E. Estrada M.	Director	February 28, 2014
Jorge E. Estrada M.

/s/ Marcelo D. Guiscardo	Director	February 28, 2014
Marcelo D. Guiscardo

/s/ John C.G. O’Leary	Director	February 28, 2014
John C.G. O’Leary

/s/ Steinar Thomassen	Director	February 28, 2014
Steinar Thomassen

/s/ Robert F. Grantham	Director	February 28, 2014
Robert F. Grantham

/s/ Duke R. Ligon	Director	February 28, 2014
Duke R. Ligon

/s/ Ong Tian Khiam	Director	February 28, 2014
Ong Tian Khiam

/s/ Steven Bradshaw	Director	February 28, 2014
Steven Bradshaw

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))
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
4.3

Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.4

First Supplemental Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.5

Indenture dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.6

First Supplemental Indenture dated as of December 3, 2012 among PT. Vantage Drilling Company Indonesia, OGIL, Vantage, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

4.7

Second Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.8

Third Supplemental Indenture dates as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

4.9

Indenture dated as of March 28, 2013 by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

4.10

First Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage Drilling Company, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.11

Second Supplemental Indenture dated as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

4.12

Base Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

4.13

First Supplemental Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

Exhibit No.	Description
10.1	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)
10.2

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

10.8

Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.9	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)
10.10

Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.11	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)
10.12

Amendment No. 1 to Term Loan Agreement dated November 20, 2013, amending and restating the Term Loan Agreement dated as of October 25, 2012, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 22, 2013)

10.13

Second Term Loan Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.14

Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.15

Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

Exhibit No.	Description
10.16

Amended and Restated Credit Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto, the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.17

Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.18

Joinder Agreement dated October 15, 2013 executed by Vantage Drilling ROCO S.R.L. and Vantage Drilling Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporate by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.19

Amended and Restated Intercreditor Agreement dated as of October 25, 2012 by and among Wells Fargo Bank, National Association, as Pari Passu Collateral Agent for the pari passu secured parties, Wells Fargo Bank, National Association, as trustee under the new indenture and as Collateral Agent for the new notes, Royal Bank of Canada as Administrative Agent for the credit agreement, Wells Fargo Bank, National Association as collateral agent for the credit agreement secured parties, Citibank, N.A. as administrative agent for the term loan secured parties, Wells Fargo Bank, National Association as collateral agent for the term loan secured parties, and Wells Fargo Bank, National Association, as trustee under the existing indenture, and acknowledged and agreed by Offshore Group Investment Limited, Vantage Drilling Company, and the guarantors signatory thereto (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.20

Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.21

Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.22

Vantage Drilling Company Management Incentive Plan adopted August 20, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013)

21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)
23.1	Consent of UHY LLP (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)