Form 10-K/A
period 2013-12-31
Vantage Drilling CO
filed 2014-04-17
CIK 1419428

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

The number of the registrant’s ordinary shares outstanding as of February 7, 2014 was 305,252,803 shares.

Documents incorporated by reference

None

EXPLANATORY NOTE

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Report”), (1) to revise Part III of the Report to include the information previously omitted from the Report, and (2) to revise Part IV, Item 15(a) to include all exhibits required to be filed with or incorporated by reference into the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of March 21, 2014 and certain other information about them are set forth below:

Name	Age	Position
Paul A. Bragg	58	Chairman of the Board of Directors and Chief Executive Officer
Jorge E. Estrada (1), (3)	66	Director
Robert F. Grantham (2), (3)	55	Director
Marcelo D. Guiscardo (2)	61	Director
Ong Tian Khiam	71	Director
Duke R. Ligon (1), (2), (3)	72	Director
John C.G. O’Leary	58	Director
Steven Bradshaw (2)	65	Director
Steinar Thomassen (1), (3)	67	Lead Independent Director
Douglas G. Smith	45	Chief Financial Officer and Treasurer
Christopher G. DeClaire	55	Vice President and Secretary
Douglas W. Halkett	53	Chief Operating Officer
Edward G. Brantley	59	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	60	Vice President – Marketing
Donald Munro	59	Vice President – Operations
William L. Thomson	43	Vice President – Assets & Engineering
Mark C. Howell	35	General Counsel

(1)	Member of our Audit Committee as of December 31, 2013.
(2)	Member of our Compensation Committee as of December 31, 2013.
(3)	Member of our Nominating and Corporate Governance Committee as of December 31, 2013.

Paul A. Bragg, 58, has served as our Chairman of the Board of Directors and Chief Executive Officer, and of our predecessor Vantage Energy Services, Inc. (“Vantage Energy”), since September 2006. Qualifications and Experience: Mr. Bragg has over 33 years of direct industry experience. Prior to joining us, Mr. Bragg was affiliated with Pride International, Inc. (“Pride”), which was one of the world’s largest international drilling and oilfield services companies prior to being acquired by Ensco plc. From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride. From 1997 through 1999, Mr. Bragg served as Pride’s Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as the Vice President and Chief Financial Officer of Pride. As a result of his three decades in the offshore drilling industry, Mr. Bragg is experienced in the operational and marketing strategies that are key to our development and success. Additionally, Mr. Bragg has significant experience as the chief executive of a public company, with extensive knowledge of public and private financing and board functions. Education: Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

Directorships for the past five years: None, other than our Board of Directors.

Jorge E. Estrada, 66, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience: Mr. Estrada has over 38 years of direct industry experience. From July 1993 to January 2002, Mr. Estrada was employed as a consultant to

Pride. From January 2002 to May 2005 he was employed by Pride in a business development capacity. Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment. Mr. Estrada has a strong technical background and extensive experience in the offshore drilling industry. Mr. Estrada’s extensive experience in the offshore drilling industry and wealth of technical knowledge provides him with unique insight into potential issues that could emerge with respect to our operational development. Additionally, Mr. Estrada has a business development background that is extremely valuable to us as we grow our business. Education: Mr. Estrada received a B.S. in Geophysics from Washington and Lee University, and was a PhD candidate at the Massachusetts Institute of Technology.

Directorships for the past five years: None, other than our Board of Directors.

Robert F. Grantham, 55, has served as one of our directors since 2008. Qualifications and Experience: Mr. Grantham has over 26 years of industry experience. From 1982 to 2006 he held senior management positions with various maritime shipping companies, including serving as Chartering Broker for London based Andrew Low Son & Co. from 1982 to 1984, General Manager of Shipping Agency and Consulting Company Hong Kong & Eastern (Japan) Ltd. (HESCO) from 1984 to 1990, Senior Manager of Singapore based Seaconsortium Ltd. from 1991 through 1994, and as a director of its successor, the Ben Line Agency Group, from 1994 through 2006. In 2006, Mr. Grantham founded his own European based marine consulting company. Mr. Grantham’s numerous directorships and international oil and gas shipping experience have provided him with a strong background in international maritime issues that play a key role in our business. Further, Mr. Grantham’s extensive work on corporate governance matters through his directorships provides an experienced voice on the Board of Directors.

Directorships for the past five years: Bluewave Services, Ltd. (2006 to present) a shipping consultancy specializing in commercial operations of LNG vessels, The Medical Warehouse LTD (1999 to present) and TMT UK Ltd. (2006 to present).

Marcelo D. Guiscardo, 61, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience: Mr. Guiscardo has 34 years of industry experience. He is currently president and founder of QME USA, LLC an Oilfield Equipment construction company in Houston, Texas. Since 2008, Mr. Guiscardo has been the president of GDM Business Development, an international consulting firm focused on the oil & gas industry where he currently serves as an advisor to energy industry clients. He served as President of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride. From September 1999 until joining Pride, he was President of GDM Business Development. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with, and was a director of, YPF Sociedad Anonima, an international integrated energy company. Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF’s Vice President of Exploration and Production. From 1979 to 1993 he filled various positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoire. Mr. Guiscardo has in-depth knowledge of the oil and gas industry as well as experience in strategic development that is key to our growth. Through his various management roles, he has developed extensive knowledge of compensation structures and financial matters. Education: Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

Directorships for the past five years: QM Equipment, S.A. (2008 to present) and Pampa Del Abra, S.A. (2010 to present).

Ong Tian Khiam, 71, has served as one of our directors since 2009. Qualifications and Experience: Mr. Ong currently serves as the Chief Executive Officer of Valencia Drilling Corporation. From October 2009 through July 2010, Mr. Ong served as Chief Executive Officer of Mandarin Drilling Corporation. Additionally, since July 2007, Mr. Ong has served as Managing Director of OM Offshore Pte Ltd., a division of Otto Marine Pte Ltd., which invests in offshore drilling ventures. From November 1997 through July 2007, he served as Managing Director of PPL Shipyard Pte Ltd and Baker Marine Pte Ltd, a wholly-owned subsidiary of PPL, specializing in the construction of offshore drilling rigs and design of jackup drilling rigs. Through his experience, Mr. Ong has gained a variety of management and technical skills focusing on the design and production of offshore drilling equipment. Mr. Ong’s knowledge and skills with respect to the design and construction of offshore drilling vessels makes a valuable contribution to the Board of Directors as we continue to oversee the construction of vessels to be added to our fleet. Education: Mr. Ong graduated from the University of Singapore in 1969 with a Bachelor in Mechanical Engineering.

Directorships for the past five years: None, other than our Board of Directors.

Duke R. Ligon, 72, has served as one of our directors since February 2011. Qualifications and Experience: Mr. Ligon is a lawyer and owns and manages Mekusukey Oil Company, LLC. From January 2007 to March 2010, Mr. Ligon worked as a Legal Strategic Advisor to Love’s Travel Shops & Country Stores, Inc. From February 1997 to January 2007, Mr. Ligon served as General Counsel and Senior Vice President of Devon Energy Corporation in addition to serving as a member of Devon’s Executive Management Committee. Prior to that, Mr. Ligon was a partner in the New York office of the law firm Mayer, Brown & Platt from 1995 to February 1997. From 1985 to 1995, Mr. Ligon worked as a Senior Vice President and Managing Director and the Head of Energy Merchant Banking for Bankers Trust Company in New York. Prior to that, Mr. Ligon worked for Corcoran, Hardesty, Whyte, Hemphill & Ligon P.C. as a partner in the law firm’s Washington D.C. office from 1982 through 1985. From 1975 to 1982, Mr. Ligon worked as a partner at Bracewell & Patterson and was a member of the firm’s Management Committee. Mr. Ligon worked as an Assistant Administrator in the Federal Energy Administration (the predecessor to the U.S. Department of Energy) from 1973 through 1975. In 1973, Mr. Ligon worked as a Director at the U.S. Department of the Interior and headed the Department’s Office of Oil and Gas. Prior to that, Mr. Ligon worked as the oil and gas advisor to U.S. Treasury Secretary John B. Connally in 1972. Before serving Secretary Connally, Mr. Ligon worked as an Assistant to the President of Continental Oil Company (Conoco) from 1971 through 1972. Prior to his experience with Continental Oil Company, Mr. Ligon served as a Captain in the United States Army from 1969 through 1971 and was awarded a Bronze Star for his service in the Republic of Vietnam. Through his experience in the energy industry and work with various law firms, Mr. Ligon provides insight into management matters and corporate strategy, including compensation and audit committee matters, that we believe is essential for a growing company. Education: Mr. Ligon received a B.A. from Westminster College in 1963 and a J.D. from the University of Texas School of Law in 1969.

Directorships for the past five years: SteelPath MLP Funds Trust (January 2010 to present), Pre-Paid Legal Services, Inc. (March 2007 to present), Blueknight Energy Partners, LLP (January 2009 to present), PostRock Energy (January 2006 to present) and Panhandle Oil & Gas (August 2007 to present).

John C.G. O’Leary, 58, has served as one of our directors since 2008 and as a director of Vantage Energy since its inception. Qualifications and Experience: Mr. O’Leary has over 31 years of industry experience. Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with its head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy, and from 2004 to 2006, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consulting and brokerage services to customers in the upstream energy industry. Prior to commencing his work with Pareto Offshore in

November 2004, Mr. O’Leary was President of Pride. He joined Pride in 1997 as Vice President of Worldwide Marketing. In addition to his experience in the oil and gas industry, which provides a view on the Board of Directors that encompasses the broader industry, Mr. O’Leary is experienced in finance and accounting matters and has extensive experience with financial statements. Education: Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduate degrees, one in Finance from Trinity College, Dublin and one in Petroleum Engineering from the French Petroleum Institute in Paris.

Directorships for the past five years: Technip (2008 to present) and Huisman-Itrec (2006 to present).

Steven Bradshaw, 65, has served as one of our directors since April 2011. Qualifications and Experience: Mr. Bradshaw is currently a member of the Board of Directors and the Chairman of the Conflicts Committee of Blue Knight Energy Partners, LP, a publicly traded master limited partnership. From 2005 to 2009, Mr. Bradshaw was the Vice President of Administration and a new venture business advisor for Premium Drilling, Inc., an international offshore drilling contractor. From 1997 through 2001, and from 2004 through 2006, Mr. Bradshaw worked as a Managing Director for Global Logistics Solutions, a management and operations consulting group. From 2001 through 2003, Mr. Bradshaw served as the Executive Vice President of Skaugen Petrotrans, Inc., the United States subsidiary of I.M. Skaugen ASA, the world’s largest provider of ship-to-ship cargo transfer services. From 1989 to 1996, Mr. Bradshaw worked as the President of the Refined Products Division and an Executive Vice President of Marketing for the Kirby Corporation, a publicly traded transportation company. From 1986 through 1988, Mr. Bradshaw served as Vice President – Sales and a Market Development Manager for the Kirby Corporation. From 1975 through 1980, Mr. Bradshaw worked as a Terminals Manager for Midland Enterprises, Inc. Mr. Bradshaw served as a Lieutenant in the United States Navy from 1970 through 1973. Education: Mr. Bradshaw received a B.A. in Mathematics from the University of Missouri in 1970 and a M.B.A. from the Harvard Business School in 1975.

Directorships for the past five years: Blue Knight Energy Partners, LP (2009 to present) and Premium Drilling (Cayman) Limited (2006 to 2009).

Steinar Thomassen, 67, has served as one of our directors since 2008 and currently serves as Lead Independent Director. Qualifications and Experience: Mr. Thomassen has over 32 years of direct industry experience. Mr. Thomassen served as Manager of LNG Shipping for StatoilHydro ASA (formerly Statoil ASA) from August 2001 until his retirement in December 2007 and was responsible for the acquisition and construction supervision of three large LNG tankers. Previously, Mr. Thomassen served as Vice President of Industrial Shipping for Navion ASA from October 1997 to July 2001 and for Statoil ASA from September 1992 to September 1997 and was responsible for the chartering and operation of a fleet of LPG, chemical and product tankers. Previously, Mr. Thomassen served as Chief Financial Officer for Statoil North America Inc., from December 1989 to August 1992, and functioned as the head of administration, personnel, accounting and finance. From January 1986 until November 1989 he was employed by Statoil AS and served as Controller for the Statfjord E&P producing division. From May 1976 until December 1986, Mr. Thomassen was employed by Mobil Exploration Norway Inc., where he held various international positions, including Project Controller for the Statfjord Development, and served as Project Controller and Treasurer of the Yanbu Development Project in Saudi Arabia from January 1982 until December 1986. Mr. Thomassen’s experience in various positions with oil and gas companies provides international construction, marketing and general operational experience. Further, through his demonstrated skills as a chief financial officer, Mr. Thomassen provides the Board of Directors and the Audit Committee with valuable insight on finance matters, financial statements and audit matters. Education: Mr. Thomassen graduated from the Oslo School of Marketing in 1968.

Directorships for the past five years: Joint Gas Ltd. (2002 to 2007) and Northern Transport LNG Ltd. (2002 to 2007).

Douglas G. Smith, 45, has served as our Chief Financial Officer and Treasurer since November 2, 2007. Prior to joining us, Mr. Smith served with Pride as Vice President—Financial Projects from January 2007 to June 2007, as Vice President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. Mr. Smith is a certified public accountant and has a Bachelor’s of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Christopher G. DeClaire, 55, has served as our Vice President and Secretary since our inception. He also served as one of our directors until December 2009 and previously served as a director of Vantage Energy since its inception and served as Vantage Energy’s Chief Financial Officer and Treasurer until November 2, 2007. Mr. DeClaire has over 28 years of business experience. Prior to his involvement with Vantage Energy, Mr. DeClaire had successfully founded and sold 5 previous companies in various industries. Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm. From 1994 through 1998, Mr. DeClaire founded and served as the Chairman and Chief Executive Officer of Skillmaster, Inc., a temporary staffing company which had over 5,000 full time employees working the areas of IT and engineering at the time it was sold. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law with a minor in accounting.

Douglas W. Halkett, 53, has served as our Chief Operating Officer since January 15, 2008. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Programme for Management Development at Harvard Business School in 2003.

Edward G. Brantley, 59, has served as our Chief Accounting Officer and Controller since April 2008. Prior to joining us, Mr. Brantley served with Transmeridian Exploration Incorporated, an international exploration and production company, as Vice President and Chief Accounting Officer from 2005 to 2008. Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President—Finance of Baker Sand Control and Controller of Baker Hughes Inteq. Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire, 60, has served as our Vice President—Marketing and that of Vantage Energy, our predecessor, since January 15, 2008. Prior to joining us, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai. From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol Foramer. Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

Donald Munro, 59, has served as our Vice President–Operations since March 1, 2009, and previously served as our Operations Manager beginning on May 1, 2008. Prior to joining us, Mr. Munro served in a variety of positions across the globe during his more than 26 years of experience with Transocean Inc., most recently as General Manager–India from April 2006 until February 2008, Operations Manager–Indonesia from February 2005 until March 2006, and as Operations Manager–North Sea from July 2001 until January 2005.

William L. Thomson, 43, has served as our Vice President of Assets and Engineering since March 8, 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PhD in Oil and Gas Law from the Robert Gordon University in 2006.

Mark C. Howell, 35, has served as our General Counsel since January 2014, and has served the company in various legal roles since 2010, including as Legal Director and Associate General Counsel. Prior to joining the company, Mr. Howell worked as an attorney focusing on oil and gas industry transactions and securities matters at the law firms Burleson Cooke LLP from 2009 to 2010 and at Andrews Kurth LLP from 2006 to 2009. Mr. Howell holds a Doctorate of Jurisprudence from South Texas College of Law and a B.A. from the University of Texas.

Arrangement for Nomination of Directors

With respect to our current Board of Directors, each of Messrs. Ong, Grantham, Bradshaw, Ligon and Thomassen were originally nominated to serve on our Board by F3 Capital, but were reviewed and renominated for election in subsequent years by the Nominating & Corporate Governance Committee and the full Board of Directors. Each of Messrs. Grantham, Bradshaw, Ligon and Thomassen has been determined by the Board to be independent directors. Further, Mr. Thomassen has been designated as the Lead Independent Director of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, certain executive officers, and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the year ended December 31, 2013, all reports filed by our directors and executive officers under Section 16(a) were made timely, except that each of Messrs. Bragg, Smith, DeClaire, Brantley, Halkett, and O’Leary each filed one Form 4 late.

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

Audit Committee

During the year ended December 31, 2013, the Audit Committee consisted of Jorge E. Estrada, Duke Ligon and Steinar Thomassen. Mr. Thomassen serves as the Audit Committee Financial Expert and is the Chairman of the Audit Committee under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions. As of December 31, 2013, all of the members of the Audit Committee were independent as such term is defined under NYSE MKT rules. The Audit Committee met six times during the year ended December 31, 2013.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to those individuals identified in the Summary Compensation Table below and referred to as our “named executive officers.” In 2013, we achieved a number of significant milestones, including the early commencement of operations on our third ultra-deepwater drillship, the Tungsten Explorer, and the completion of our planned refinancing of our high-yield debt. In addition, the company completed its fifth consecutive year of record income from operations with results for 2013 increasing by 75% over 2012. We accomplished these results while maintaining our culture of quality and safety, as exemplified by our total recordable incident rate of 0.56 and our lost time incident rate of 0.32 during the year. During 2013, we also added substantial backlog to our deepwater fleet, including approximately three years of firm backlog and two years of options for the Tungsten Explorer at leading edge dayrates. As a result, our deepwater fleet is fully contracted through 2015.

Compensation Philosophy and Objectives

Our executive compensation program reflects the philosophy that executive officers’ compensation should be closely aligned with the long-term interests of shareholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program places an emphasis on equity-based incentives and performance based compensation. The key business metrics we consider in establishing targets and measuring the performance of our executive officers include:

•	Safety performance;

•	Financial performance;

•	Customer satisfaction; and

•	Growth.

The objectives of our executive compensation program are to attract, retain and motivate experienced high-quality professionals to meet the long-term interest of our shareholders and to reward outstanding performance. Many of our competitors are larger, more established offshore drilling companies with greater financial resources. In order to compete with other offshore drilling companies, it is essential that we offer compensation to our executive officers that is competitive with our peer group.

Consistent with our philosophy and objectives, we have designed a compensation program which we believe to be competitive with our peer group and have evaluated the mix of compensation between fixed (annual base salary) and performance-based compensation (typically annual cash incentive and long-term incentive plan awards). The Compensation Committee reviews each of the components of compensation and the metrics to evaluate the performance of our executives on an annual basis.

The components of our compensation program include:

•	Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive with the peer group. Currently base pay for our named executive officers ranges from 74% to 98% of market median for our peer group.

•	Annual Cash Incentive Awards. This component of our compensation program is an annual cash payment based on our performance relative to the metrics established by the Compensation Committee and the individuals’ performance measured against his individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consists of time-vested restricted shares and/or options and is designed to encourage retention and align the executives’ interest with our shareholders.

•	Performance-based Equity Awards. This component of compensation consists of performance-based restricted shares, options and/or cash and is designed to focus executives’ performance on our business and financial performance which should generate long-term shareholder value.

•	Other Benefits. This component of our compensation program consists primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country including expatriate housing, schooling, home airfare and foreign taxes.

Our Compensation Committee has adopted a Change of Control Policy (the “COC Policy”) in order to foster a stable and secure working environment whenever we are evaluating significant corporate transactions. The COC Policy generally provides for payments to be made and benefits to be provided to qualified individuals in the event we undergo a change of control and a qualified individual’s employment is terminated. See “Severance and Other Termination Payments” for more on the COC Policy.

In 2013, our Compensation Committee recommended, and our Board of Directors adopted, a Management Incentive Plan for purposes of enhancing the alignment of interests between our executive officers and shareholders. Under the Management Incentive Plan, our executive officers may earn cash payments periodically over the three year term of the plan based on the increase in trading value of our ordinary shares. See “2013 Compensation Program–Management Incentive Plan” for more on the Management Incentive Plan.

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

Benchmarking of Compensation and Compensation Consultant

The Compensation Committee believes that current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries provide important information when making our compensation-related decisions. Accordingly, it regularly considers the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the unique aspects of our business and objectives, the Compensation Committee believes that gathering this information is an important part of our compensation-related decision-making process.

Frost Consulting LLC (“Frost”) evaluated the overall compensation of our executive officers in 2011 and 2012, and recommended certain adjustments for purposes of 2013 executive compensation levels. In conjunction with the adoption of a new peer group in 2013, Frost evaluated the overall compensation of our executive officers and recommended modifications to executive compensation levels for 2014.

In performing its analysis and making recommendations, Frost reported to, and acted at the direction of the Compensation Committee. The Compensation Committee did not adopt all of Frost’s recommendations, but utilized their work and its own judgment in making compensation decisions. Frost is not affiliated with any of our directors or officers, and Frost’s work has not raised any conflicts of interest. Our executive management did not engage Frost and did not direct or oversee Frost’s executive compensation analysis or recommendations.

Peer Group

2011-2013 Peer Group. For purposes of establishing and evaluating compensation levels during our start-up period, we utilized a peer group consisting solely of drilling companies that were in direct competition with us for the hiring the personnel necessary to manage our operations. In 2011, the Compensation Committee, together with Frost, reexamined the peer group used for purposes of evaluating the company’s overall executive compensation levels, and the group was expanded to take a more comprehensive view of compensation practices in energy or energy-related businesses that were more similar to us in size and performance. Following the evaluation, the Compensation Committee established a new peer group (the “2011 Peer Group”) composed of the following companies:

Atwood Oceanics, Inc.	Bristow Group, Inc.
Complete Production Services, Inc.	Ensco plc
Gulfmark Offshore, Inc.	Helmrich & Payne, Inc.
Hercules Offshore, Inc.	Oceaneering International, Inc.
Parker Drilling Co.	Pride International
Rowan Companies Inc.	Seadrill Ltd.
Songa Offshore SE

In conjunction with its 2011 determination that at least 33% of annual equity awards for executives would be performance-based awards, the Compensation Committee evaluated the 2011 Peer Group and determined that in order to appropriately measure the overall performance of our shares as compared to our competitors, measured by total shareholder return, the 2011 Peer Group should be supplemented with larger companies in the offshore drilling and oilfield services industries. Based on recommendations from Frost, the Compensation Committee added the following companies to the peer group for purposes of evaluating the performance of our shares (the “Supplemental Peers”):

Noble Corp.	Diamond Offshore Drilling, Inc.
Nabors Industries Ltd.	Transocean Ltd.
Weatherford International Ltd.	Schlumberger Ltd.

For 2012, the 2011 Peer Group was modified slightly to remove Pride International, Inc. (following its acquisition by Ensco plc) and Complete Production Services, Inc. (following its acquisition by Superior Energy Services, Inc.).

As part of its review of our overall compensation programs in 2012, Frost examined the compensation programs for the 2011 Peer Group as well as the Supplemental Peers on the basis that the Supplemental Peers operate in several of the international jurisdictions where we operate, and are direct competitors for highly-skilled executives. Although not included in our benchmarks for compensation, the Compensation Committee considered the compensation practices of the Supplemental Peer Group in their evaluation of the overall compensation paid to executive officers.

2014 Peer Group. In 2013, the Compensation Committee determined that in order to better reflect the company’s market capitalization, performance, and industry, the 2011 Peer Group and Supplemental Peers should be replaced with a new peer group for purposes of evaluating our overall compensation program and our performance-based equity awards (the “Definitive Peer Group”). The Compensation Committee worked with Frost to develop a peer group comprised of a balance of smaller oilfield services companies, together with a number of larger companies that are our direct competitors. The Definitive Peer Group includes:

Atwood Oceanics, Inc.	Cal Dive International, Inc.
Diamond Offshore Drilling	Ensco plc
Gulf Island Fabrication, Inc.	Gulfmark Offshore, Inc.
Hercules Offshore, Inc.	Hornbeck Offshore Services, Inc.
ION Geophysical, Inc.	Noble Corp.
Parker Drilling, Inc.	Rowan Companies
Transocean	Tesco Corp

For purposes of its 2013 evaluation of the overall compensation levels of our executive officers, Frost utilized the Definitive Peer Group for purposes of its analysis and recommended modifications to executive compensation practices for 2014.

Shareholder vote on Executive Compensation

In evaluating executive officer compensation in 2013, the Compensation Committee considered our shareholders’ approval of the compensation paid to our named executive officers as part of the company’s 2013 shareholders meeting.

Role of Executive Officers in Compensation Decisions

The compensation of our Chief Executive Officer and the other named executive officers was initially established pursuant to the terms of their respective employment agreements. For purposes of determining individual performance under our annual cash incentive plan, and the annual compensation levels for our executive officers, our Chief Executive Officer made compensation recommendations to the Compensation Committee. In forming his recommendations, the Chief Executive Officer considered the performance of the individuals evaluated, their initial and current compensation package, internal pay equity matters and the performance of the company overall. Although they value our Chief Executive Officer’s recommendations, the Compensation Committee makes the final determination of each executive officer’s level of individual performance and overall compensation.

Elements of our Compensation Program

As described above, there are five primary components to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and, with respect to executives resident in foreign countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. We attempt to set executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at peer group companies. The Compensation Committee will review base salaries annually, subject to contractual obligations under the employment agreements with our executives. For 2011, our Compensation Committee, based on Frost’s comprehensive review, determined that Messrs. Bragg and Smith’s base salaries were below 90% of market median. Accordingly, the Compensation Committee adjusted the base salaries of Messrs. Bragg and Smith to meet this threshold. In 2012, our Compensation Committee again found that Messrs. Bragg and Smith’s salaries were below 90% of market median, however, no changes were made to their salaries for 2012 or 2013. Each of Messrs. Halkett, Munro and Thomson’s salaries either met or exceeded the 90% threshold and therefore were not adjusted. In mid-2011, we implemented a policy whereby any of our employees based in Singapore will have their salaries increased by 6% due to the increased costs of living in the region. As Messrs. Halkett, Munro and Thomson were each based in Singapore, they received a salary increase in accordance with this policy. No additional modifications were made to the base salaries received by our executive officers for 2012 or 2013.

Annual Cash Incentive Awards. All of our executive officers participate in our annual cash incentive plan. Under this plan, each executive officer is assigned a target and a maximum bonus expressed as a percentage of his annual base salary. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2013 is set forth below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President–Operations	70%	140%
William L. Thomson	Vice President–Assets & Engineering	70%	140%

Target and maximum award percentages in the table above were established by our Compensation Committee in December 2012 and are identical to the target and maximum award percentage established for our named executive officers for 2011 and 2012. As is typical among our peer group, target and maximum award percentages vary among the named executive officers based on the potential impact each position has on our financial performance. Target and maximum award levels were established at a level designed to approximate the median anticipated annual cash award opportunities for executives in comparable positions within our peer group.

The amount of the award actually earned by an executive is based on performance relative to pre-established departmental, strategic, safety, and financial goals and individual goals. Under this structure, each performance category has a threshold, target, and maximum percentage assigned to the level of performance in that category, and each category is assigned a weighted percentage that corresponds to an executive’s target award percentage. As a result, executives’ awards are determined by multiplying the level of performance for each category by the percentage of each executive’s award allocated to that category (threshold, target and maximum percentages were set at 60%, 100% and 200%, respectively, for 2013). For example, if an executive obtained the threshold level of strategic performance, and his strategic performance weighted allocation was set at 30%, he would receive 18% percent of his target award (60% threshold multiplied by 30% weighted allocation).

The following table indicates the percentage of each executive’s target award that could be earned, allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	20%	N/A	20%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

For 2013, the Compensation Committee established goals focused in each category as follows:

Strategic. The strategic goals for 2013 were focused on (i) increasing the market value of our ordinary shares, (ii) expanding our fleet, (iii) strengthening our balance sheet, and (iv) achieving milestones and/or concluding a number of long-term projects. Although the company’s share performance fell short of our anticipated target, we exceeded the target performance for the majority of our strategic goals through our addition of the Cobalt Explorer, refinancing of indebtedness, increased size of our revolving credit facility, improvement of our credit outlook, and significant progress with long-term projects. The Compensation Committee evaluated the company’s performance with respect to strategic goals and determined that each of the named executive officers achieved performance of 106.25% of target.

Financial. The 2013 financial targets included (i) revenue (excluding reimbursable costs), (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) earnings per share (“EPS”), and (iv) productive time on our fleet. The weighting in the calculation for these metrics was 20%, 50%, 10%, and 20%, respectively. Each of these targets was established for specific objectives that the Compensation Committee determined to be appropriate for purposes of incentivizing our executive officers and enhanced performance for our shareholders. In evaluating the level of performance achieved under the financial goals for 2013, the Compensation Committee considered adjustments to the financial results for one-time and non-routine charges.

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

Productive Time. The objectives measured by the productive time were for the overall management of our business and operational efficiency. Included in the productive time analysis, were the days off contract for mobilization or shipyard upgrades, as efficiently managing these projects will increase our overall revenue and cash flows.

The following is the calculation of the assessment of the financial targets for 2013:

(in millions, except earnings per share)
	Threshold	Target	Maximum	Results	Bonus Achievement	Weighting	Contribution
EPS (1)	$0.04	$0.04	$0.05	$0.05	200%	10%	20.0%
EBITDA (2)	$339.3	$377.0	$452.4	$363.5	97%	50%	43.3%
Operating Revenue (2)	$646.9	$718.8	$862.5	$704.2	98%	20%	18.38%
Productive Time	90.4%	95.2%	99.0%	96.1%	101%	20%	24.67%
	Total Weighted-Average Achievement of Financial Metrics:						106.35%

(1)	Adjusted for the finance charges associated with the early retirement of debt and other appropriate adjustments.
(2)	Does not include revenue from reimbursable costs under management agreements.

Quality, Health & Safety. Quality, Health and Safety are essential elements of our operations for both the well-being of our employees and our long-term business prospects. Safety was measured by the Lost Time Incident Rate (“LTIR”) and the Total Recordable Incident Rate (“TRIR”), as work place safety indicators. We achieved LTIR and TRIR of 0.32 and 0.56, respectively for 2013 as compared to our targets of 0.36 and 0.81. Based on LTIR and TRIR, the Compensation Committee determined that the level of achievement for the quality, health and safety metrics was 162.9%.

Departmental. The 2013 departmental goals for our operations and engineering departments were focused on (i) reducing costs, (ii) mobilizing and commencing operations of the Tungsten Explorer and (iii) maintaining and achieving scheduled milestones under our current construction projects. For purposes of these departmental goals, our executives’ performance was largely measured against performance for our fleet and management projects, and the delivery and commencement of operations on the Tungsten Explorer. In order to receive the target award, performance must have been in line with our budgets and schedules, with above target awards to be earned only upon achieving substantial improvement over expected performance. For 2013, Messrs. Munro and Thomson were determined to have achieved 113% and 100% of their departmental goals, respectively.

Individual. This approach focused on establishing goals for each named executive officer that were appropriate based on the executive’s primary area of responsibility. Generally, an executive will receive his target award only for the achievement of all of his individual goals, but under certain circumstances may receive an award above target if one or more goals are obtained more quickly than targeted or if the goal is performed to a level that is above and beyond the requirement necessary to achieve the target award. For 2013, Mr. Bragg’s individual goals focused on expanding investor communications and analyst coverage of our ordinary shares, fleet expansion, improving the company’s balance sheet, and advancing strategic planning and other long-term objectives to prepare the company for our next stage of growth. Mr. Smith’s individual goals focused on improving the company’s balance sheet and credit rating, integrating new projects into our existing accounting procedures, improving communications regarding financial objectives throughout the organization, and developing long-term financial planning initiatives. Mr. Halkett’s individual goals focused on enhancing the annual budget process in coordination with our Chief Financial Officer and Chief Accounting Officer, developing new business opportunities, participating in financial conferences, regularly visiting each of our rigs, offices, and projects worldwide, and developing opportunities for the company in Mexico. Mr. Munro’s individual goals focused on the successful start-up of operations on the Tungsten Explorer, completing the divisional restructuring of the organization between shallow water and deepwater operations, achieving a successful start-up of our operations in Mexico, and visiting our operational bases, clients, and rigs. Mr. Thomson’s individual goals included visiting our rigs, construction projects, and clients, participating in financial conferences, and developing a long-term growth plan for professional development.

For 2013, the Compensation Committee determined that Messrs. Bragg, Smith, Halkett, Munro and Thomson each exceeded the majority of their individual goals and achieved performance equal to 119%, 109%, 112%, 125%, and 110% of target, respectively.

We believe that all target goals, while intentionally presenting a significant challenge, are realistic and achievable by our executives in most instances if they perform their duties with the degree of care and diligence that we expect of them. In establishing individual goals, each of our executives proposes goals based on his particular areas of responsibility in light of the company’s planned implementation of its long-term strategy over the coming year. Mr. Bragg reviews each executive’s proposed goals and makes recommendations to the Compensation Committee. The Compensation Committee considers the proposed goals and Mr. Bragg’s recommendations, but ultimately makes an independent determination in establishing each executive’s individual goals for the year.

The target and actual cash awards paid to each of the named executive officers for their performance in 2013 are shown in the table below. The actual cash awards are also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table which follows this Compensation Discussion and Analysis.

	2013 Non-Equity Incentive Awards
Name	Target Bonus as a % of Salary	Payout Range as a % of Target	Target Bonus Award ($)	Maximum Award ($)	Actual Cash Award ($)
Paul A. Bragg	100%	116%	545,900	1,091,800	631,988
Douglas G. Smith	75%	113%	230,550	461,100	259,991
Douglas W. Halkett	80%	119%	320,000	640,000	380,032
Donald Munro	70%	123%	192,500	385,000	236,198
William L. Thomson	70%	117%	185,500	371,000	217,221

Time-based and Performance-based Equity Awards. We use a combination of restricted share awards, performance-based awards and other equity-based awards to retain our executives and align their interests with our shareholders. During 2011, the Compensation Committee reviewed the levels of share ownership of our executives, the total targeted compensation levels for our executives, industry compensation trends and the mix of fixed compensation versus variable compensation. Based on this review, the Compensation Committee established initial guidelines that at least 33% of future equity awards for executives would be performance-based awards, and equity awards made during 2013 were structured in conformity with these guidelines.

The vesting periods for time-based and performance-based awards are four years and three years, respectively. For 2013, the Compensation Committee made awards of 531,980; 147,400; 268,000; 138,020; and 134,000 time-based awards and 262,020; 72,600; 132,000; 67,980; and 66,000 performance-based awards to Messrs. Bragg, Smith, Halkett, Munro and Thomson, respectively.

Performance unit awards will vest, if at all, based on the company’s achievement of total shareholder return (“TSR”) measured against the peer group, with one third of the total award available for vesting in each year of the three-year vesting period. The number of shares that will be awarded to each executive in any year of the performance period corresponds with the total number of performance units awarded, with each executive eligible to receive 40% of the award (upon achievement of TSR ranking at the 25th percentile of peer group), 100% of the award (upon achievement of TSR ranking at the 50th percentile of peer group), and up to 150% of the award (upon achievement of TSR ranking at the 90th percentile of peer group). Additionally, for any year of the performance period during which the TSR falls below the target, performance units equal to the difference between the actual TSR achieved and the target TSR will remain eligible for vesting if we achieve cumulative TSR over a multi-year period that is in excess of the target TSR.

Compensation Clawback Provisions. Any compensation, including equity awards, to our officers which was determined based on the calculation of our performance against financial metrics will be subject to recovery by us in the event that such financial metrics are negatively impacted by a restatement of our financial statements.

Guidelines for Executive Share Ownership. We have established share ownership guidelines for our executive officers. Under these guidelines, the Chief Executive Officer must own shares equal to not less than five times his annual base pay and all other executive officers must own shares equal to not less than three times their annual base pay. For our current named executive officers, the deadline for compliance with these guidelines is December 31, 2015. In the event of an internal promotion or new hire being named an executive, such executive officer will have five years from the date of being named an executive officer to meet the share ownership guidelines. For purposes of calculating share ownership, the executive officers may include in the calculation the unvested portion of restricted share awards valued at the then current market price, but may not include performance unit awards. Based on their holdings of our ordinary shares at December 31, 2013, each of our named executive officers were in compliance with the share ownership guidelines.

2010 Executive Retention Plan. Due to the unavailability of shares necessary to make awards to our officers, in 2010 the Compensation Committee adopted the 2010 Executive Retention Plan (“2010 ERP”), to make awards to our officers in line with the recommended amounts included in their employment agreements. Awards under the 2010 ERP were made to executive officers and Mr. O’Leary. Each award paid under the 2010 ERP vests over a four year period with such vesting to occur quarterly on January 1, April 1, July 1 and October 1 of each year, such that one-sixteenth of the total award shall vest on each quarterly vesting date. Upon vesting, each award payable under the 2010 ERP shall be paid in cash, net of applicable withholdings. If a participant has their employment or engagement with us terminated for any reason prior to a vesting date, that participant shall immediately forfeit any unvested award under the 2010 ERP; provided, however, that such awards shall not be forfeited if the termination is (a) without “cause”, (b) due to disability, death or for “good reason” or (c) within two (2) years following a “change of control” (in each case, as such term is defined in the 2010 ERP). In the event a participant’s employment or engagement is terminated under any of the circumstances set forth in clauses (a) through (c) of the immediately preceding sentence, vesting of any unvested portion of an award under the 2010 ERP shall be accelerated so that the award is fully vested on the participant’s termination date.

The total value of the awards made under the 2010 ERP for our executive officers is as follows:

Name	2010 Award	Unvested (as of December 31, 2013)
Paul A. Bragg	$1,158,750	$289,687
Douglas G. Smith	$467,363	$116,841
Douglas W. Halkett	$780,000	$195,000
Donald Munro	$453,750	$113,437
William L. Thomson	$437,250	$109,312

2014 Compensation Program

Base Salary. In setting base salaries, the Compensation Committee established a benchmark that executive officers’ salaries should equal the market median salary for equivalent positions at the companies in our peer group. In conjunction with the adoption of the Definitive Peer Group in 2013 and in recognition that their base salaries and overall compensation had been below 75% of the market median for a prolonged period of time, the Compensation Committee increased the 2014 base salary for Mr. Bragg from $545,900 to $595,000 and the base salary for Mr. Smith from $307,400 to $318,000. Despite these increases, Mr. Bragg’s and Mr. Smith’s base salaries and overall compensation remain significantly below market median. In recognition of the fact that, despite their excellent performance, three of our named executive officers had not received any salary increases since joining the company in 2008, the Compensation Committee increased the 2014 base salary for Mr. Halkett from $400,000 to $430,000, the base salary for Mr. Munro from $275,000 to $285,000, and the base salary of Mr. Thomson from $265,000 to $285,000. The Compensation Committee intends to continue its practice of reviewing base salaries on an annual basis, and we may adjust base salaries from time to time in order to respond to industry trends or market conditions.

Annual Cash Incentive Awards. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2014 is set forth in the table below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President–Operations	70%	140%
William L. Thomson	Vice President–Assets & Engineering	70%	140%

The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	20%	N/A	20%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

Strategic. The strategic goals for 2014 are focused on: (i) strengthening our balance sheet, (ii) increasing the market value of our ordinary shares, (iii) achieving milestones related to the Cobalt Explorer, (iv) expanding our fleet, and (v) successfully concluding one or more long-term projects.

Financial. The financial targets for 2014 are as follows:

	Threshold	Target	Maximum
Operating Revenue (1)(2)	$791.50	$879.50	$1,055.30
EBITDA (2)	$426.80	$474.30	$569.10
EPS	$0.19	$0.21	$0.25
Productive Time	90.4%	95.1%	99.0%

(1)	Does not include revenue from reimbursable costs under management agreements.
(2)	Numbers in millions.

Quality, Health & Safety. Safety is an essential element of our operations for both the well-being of our employees and our long-term business prospects. For safety, we have set a TRIR target ratio of 0.73, an LTIR target ratio of 0.32, and have established targets based on the level of improvement in certain other safety matters as part of our ongoing commitment to creating a safe and efficient work environment for our personnel.

Departmental. 2014 departmental goals for our operations department are focused on (i) the successful mobilization and start-up of our rigs for new clients, (ii) SAP implementation, and (iii) completion of certain maintenance and survey matters. For our engineering department, 2014 goals are focused on (i) improving the quality and efficiency of technical support, (ii) improving automation and customer communications, (iii) reducing costs and (iv) improving interdepartmental communications.

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

Management Incentive Plan. The Board of Directors adopted the Management Incentive Plan (the “MIP”) in 2013. The MIP is designed to allow the company to attract and retain highly qualified executives and provide additional financial incentives to such executives to promote the success of the company. Under the MIP, executive officers and other key employees, as determined by the Compensation Committee, may earn a cash payment based on the performance of the price of our shares. Awards under the Plan will vest no earlier than October 1, 2014.

For purposes of determining the amount that may be payable under the MIP, the plan’s award pool is credited by an amount between $2 million and $4 million for each six-month period of the MIP in which the market price of our ordinary shares equals or exceeds certain threshold and maximum amounts, and participants in the plan receive a cash payment based on a percentage of the available award pool. The stock price during a relevant performance period is determined with reference to the highest weighted average closing price of the Company’s ordinary shares for any five consecutive trading days during each six-month period, plus the total amount of dividends declared and paid. The minimum and maximum stock price thresholds for the various periods are set forth below:

Six Month Performance Period Ending:	Threshold Performance Goal	Maximum Performance Goal
September 30, 2013	$2.01	$2.19
March 31, 2014	$2.28	$2.63
September 30, 2014	$2.62	$3.28
March 31, 2015	$2.96	$3.94
September 30, 2015	$3.40	$4.92
March 31, 2016	$3.84	$5.91
Look Back Period:	$4.42	$7.38

If the market price meets or exceeds a threshold for a prior period at the end of a later period, the award pool is also credited for that prior period according to such prior period’s formula. After the final six-month period, a final cumulative “look-back” period is examined, and the award pool is further credited (less any prior award pool credits) if the market price during the “look-back” period equals or exceeds the threshold performance goal, and is increased to its maximum if the market price during the “look-back” period equals or exceeds the maximum performance goal. The maximum award pool amount in the aggregate is $24 million.

The Compensation Committee has initially allocated our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer with 25%, 14% and 20% of the award pool. Although our other named executive officers are expected to participate in any awards under the MIP, the level of participation for our Vice President of Operations and Vice President of Assets & Engineering have not yet been established.

Severance and Other Termination Payments

Executive officers may be entitled to receive severance benefits under the terms of their employment agreements, and pursuant to our COC Policy in the event of a “change of control.” Our change of control and severance benefit arrangements with the named executive officers and certain other employees recognize that our employees have built us into the successful enterprise we are today.

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

Employment Agreements. Each of our executive officers has an employment agreement that provides for the immediate vesting of all restricted share and option awards upon termination or following a change of control. Additionally, each of our executive officers may be entitled to additional severance benefits in the event the officer was terminated following the change of control.

COC Policy. The COC Policy covers our executive officers, as well as certain key employees. Under the COC Policy, payments will be made and benefits will be provided to qualified individuals in the event we undergo a change of control and the individual’s employment is terminated. The payments to be made and benefits to be provided upon a triggering event include, among other things, a one-time severance payment, accelerated vesting of incentive awards and outplacement assistance.

Other Payments Following a Change of Control. In addition to the payments and severance benefits described above, the terms of performance unit awards granted to all recipients provide that, upon a change of control, all unvested units shall vest at the “target” level of the award, subject to an increase to 150% of target at the discretion of the Compensation Committee. Additionally, in the event of a change of control, all incentive payments under the MIP that have accrued, but not yet been paid, are payable to the participant within five business days following the change of control, and any partial performance period will be evaluated as of the day immediately prior to the change of control.

More detailed information about the employment agreements and the possible payouts under the COC Policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Insider trading policy. Our insider trading policy prohibits our directors and executive officers from short-swing trading in, and short sales of, our securities.

Expatriate perquisites. Employees, including our executive officers, who are assigned to foreign countries as part of their job responsibilities receive a standard array of expatriate perquisites that we believe is competitive with those of peer companies engaged in significant international operations. For our expatriate executives, these benefits include paid housing and utilities, use of a car (or a car allowance, depending on the location), payment or reimbursement of in-country taxes, business class round trip flights for annual home leave, geographic coefficient and school tuition expenses for their children. Additionally, where employees, including executive officers, who are residents of foreign countries are permanently relocated to the United States, these employees are provided with a one-time payment of one month’s salary as a relocation payment in addition to the expatriate perquisites detailed above; however, following relocation to the United States, the relocated employees have taxes withheld at a hypothetical rate of 18%, with the company only bearing the cost of taxes incurred in excess of the amount withheld. Further, employees who are permanently relocated to the United States become wholly responsible for their own taxes three years following the date of relocation and are only eligible to receive paid housing for a period of two years following the date of relocation.

Other Compensation

We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. Additionally, we also provide a car allowance for each of our executive officers. The car allowance provided for our named executive officers is included below in the “Summary Compensation Table.”

Conclusion

We believe that the levels of compensation and the balance between the elements of compensation are appropriate and provide a direct link to enhancing shareholder value, achieving our mission and business strategy, and advancing the other core principles of our compensation philosophy and objectives, including attracting, motivating and retaining the key talent needed to ensure our long-term success. We will continue to monitor current trends and issues in our competitive landscape and will modify our programs where appropriate.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers during 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total Compensation ($)
Paul A. Bragg Chairman and Chief Executive Officer	2013	545,900	1,484,780	631,988	34,601	(3)	2,697,269
	2012	545,900	751,900	720,419	32,250	(3)	2,050,469
	2011	530,450	1,292,272	457,368	19,500	(3)	2,299,590
Douglas G. Smith Chief Financial Officer	2013	307,400	411,400	259,991	26,500	(3)	1,005,291
	2012	307,400	236,900	275,205	23,625	(3)	843,130
	2011	298,700	463,216	193,160	19,550	(3)	974,626
Douglas W. Halkett Chief Operating Officer	2013	400,000	748,000	380,032	484,152	(3)(4)	2,012,184
	2012	400,000	442,900	435,101	456,534	(3)(4)	1,734,535
	2011	400,000	757,520	272,390	587,274	(4)	2,017,184
Donald Munro Vice President - Operations	2013	275,000	385,000	236,198	475,387	(4)	1,371,585
	2012	275,000	206,000	256,884	195,537	(4)	933,421
	2011	275,000	390,728	169,993	376,601	(4)	1,212,322
William L. Thomson Vice President - Assets & Engineering	2013	265,000	374,000	217,221	466,692	(3)(4)	1,322,913
	2012	265,000	206,000	249,026	393,479	(4)	1,113,505
	2011	265,000	376,584	163,477	327,952	(4)	1,133,013

(1)	The amounts shown represent the grant date fair value of restricted share and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing share and option awards, please see “Note 2, Basis of Presentation and Significant Accounting Policies—Share Based Compensation” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
(2)	Reflects amount paid to each executive in March 2012, 2013, and 2014, respectively, pursuant to our 2011, 2012 and 2013 annual cash incentive award programs.

(3)	Reflects amounts paid for Messrs. Bragg and Smith’s car allowance and the Company’s matching contribution to the 401(k) plan. For Mr. Halkett, includes the Company’s matching contributions to the 401(k) of $16,301 for 2012 and $16,229 for 2013. For Mr. Thomson, includes the Company’s matching contribution to the 401(k) of $16,229 for 2013.
(4)	Additional detail for “All Other Compensation” is provided in the table below:

Name	Year	Housing ($)	Vehicle ($)	Schooling ($)	Home Airfare ($)	Relocation ($)	Taxes Paid ($)	Geographic Coefficient ($)	Total ($)
Douglas W. Halkett	2013	62,194	18,000	10,000	22,140	—	371,818	—	484,152
	2012	111,316	20,566	18,862	11,550	33,333	244,907	16,000	456,534
	2011	168,107	22,049	25,800	33,661	—	325,657	12,000	587,274
Donald Munro	2013	140,970	26,613	—	19,055	—	272,249	16,500	475,387
	2012	138,829	21,153	—	19,055	—	—	16,500	195,537
	2011	137,452	21,156	—	18,361	—	191,382	8,250	376,601
William L. Thomson	2013	92,179	21,522	41,527	32,791	22,083	247,315	9,275	466,692
	2012	138,829	20,973	55,238	22,231	—	140,308	15,900	393,479
	2011	137,452	21,184	20,928	21,420	—	119,018	7,950	327,952

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)
Paul A. Bragg	01/31/2013	—	—	—	794,000	1,484,780
	—	32,754	545,900	1,091,800	—	—
Douglas G. Smith	01/31/2013	—	—	—	220,000	411,400
	—	13,833	230,550	461,100	—	—
Douglas W. Halkett	01/31/2013	—	—	—	400,000	748,000
	—	38,400	320,000	640,000	—	—
Donald Munro	01/31/2013	—	—	—	206,000	385,220
	—	23,100	192,500	385,000	—	—
William L. Thomson	01/31/2013	—	—	—	200,000	374,000
	—	22,260	185,500	371,000	—	—

(1)	Messrs. Bragg, Smith, Halkett, Munro and Thomson each earned cash incentive awards of $631,988; $259,991; $380,082; $236,197; and $217,220, respectively, for 2013.
(2)	The awards in this column were granted under our 2007 LTIP and were comprised of restricted share awards and performance unit awards. Each award is divided into (a) a time-vested award equal to two thirds of the total share award that vests 25% annually commencing on the first anniversary of the date of grant and (b) a performance unit award equal to one third of the total share award that may vest over a 3-year period. The number of performance unit awards granted to each named executive officer reflects the number of shares that would be received upon achievement of the “target” level of performance under the award.
(3)	The grant date fair value of the share awards is equal to the number of shares granted times $1.87, the closing price of our shares as quoted on the NYSE MKT on January 31, 2013, the date the awards were granted. These values are also used for financial reporting purposes and are expensed over the vesting period of the awards.

Employment Agreements

We entered into employment agreements with each of our named executive officers, effective June 18, 2008 in the case of Messrs. Bragg, Smith and Halkett, effective May 1, 2008 in the case of Mr. Munro, and effective October 27, 2009 in the case of Mr. Thomson. Each employment agreement provides for an initial term, with an automatic annual renewal for one year from the anniversary date of each agreement unless either party gives notice of non-renewal at least ninety-days before the renewal date. Under the terms of the agreements, Messrs. Bragg, Smith, Halkett, Munro and Thomson were entitled to annual base salaries of $545,900, $307,400, $400,000, $275,000, and $265,000, respectively, for 2013, with potential target annual cash incentive awards equal to 100%, 75%, 80%, 70%, and 70%, respectively, of their salaries.

Subject to adjustments based on market conditions and industry compensation trends, each of the employment agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $2,100,000 to Mr. Bragg, $750,000 to Mr. Smith, $1,250,000 to Mr. Halkett, a range of $400,000 to $550,000 to Mr. Munro and

$662,500 to Mr. Thomson. In 2010, we did not have shares available under the 2007 LTIP to make these awards, and we provided our executives with the 2010 ERP in order to meet the 2010 targeted compensation levels for our executives. Under the 2010 ERP, each of the named executive officers received an award that will vest quarterly over a four year period. Upon vesting, each award will be paid in cash, net of applicable withholdings. A participant will receive his award if the participant is still employed by us on the relevant vesting date; however, in the event of termination (a) without “cause,” (b) due to disability, death, or for “good reason,” or (c) within two years following a “change in control” (in each case, as such terms are defined in the 2010 ERP), any unvested portion of the award will be accelerated such that the award shall be fully vested on the participant’s termination date. For more information on the 2010 ERP, please see “Compensation Discussion and Analysis — Elements of Our Compensation Program—2010 Executive Retention Plan.”

Under the terms of the employment agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of one year following the termination of his employment.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause or in the event of a change of control, each as of December 31, 2013, the named executive officer would be entitled to payments in the amounts set forth below:

Compensation Type	Paul A. Bragg	Douglas G. Smith	Douglas W. Halkett	Donald Munro	William L. Thomson
Salary (1)	$1,637,700	$614,800	$800,000	$275,000	$265,000
Non-Equity Incentive Compensation (1)	$1,637,700	$461,100	$640,000	$192,500	$185,500
Accelerated Vesting of Equity Awards (2)	$3,157,107	$973,311	$1,734,959	$865,814	$846,566
Accelerated Vesting of 2010 ERP Awards (3)	$289,687	$116,841	$195,000	$113,437	$109,312

Total	$6,722,194	$2,166,052	$3,369,959	$1,446,751	$1,406,378

Salary (4)	$1,955,100	$981,372	$1,209,516	$550,000	$530,000
Non-Equity Incentive Compensation (4)	$1,955,100	$736,029	$967,613	$385,000	$371,000
Accelerated Vesting of Equity Awards (2)	$3,157,107	$973,311	$1,734,959	$865,814	$846,566
Accelerated Vesting of 2010 ERP Awards (3)	$289,687	$116,841	$195,000	$113,437	$109,312

Total	$7,299,341	$2,927,770	$4,278,269	$2,008,387	$1,950,092

(1)	Reflects payments equal to three years of annual salary and target non-equity incentive in the case of Mr. Bragg, two years of annual salary and non-equity incentive in the case of Messrs. Smith and Halkett and one year of annual salary and target non-equity incentive in the case of Messrs. Munro and Thomson.
(2)	Under the terms of their employment agreements, each of our named executive officers is entitled to receive immediate vesting of all restricted share and option awards upon termination without cause, termination by the executive with good reason or upon a change of control. Additionally, under the terms of our performance-unit awards, awards will vest at the target amount upon a change of control. Reflects the market value of outstanding equity share awards as of December 31, 2013, valued at the closing price of our shares of $1.84 per share on such date.

(3)	Pursuant to the terms of the 2010 ERP, each of our named executive officers is entitled to receive full vesting of the retention award received upon termination without cause, termination by the executive with good reason or in connection with a change of control.
(4)	Reflects payments equal to three years of annual salary and target non-equity incentive compensation based on an adjusted annual salary rate of $651,700; $327,124; and $403,172 for each of Messrs. Bragg, Smith, and Halkett, respectively, and two years of annual salary and target non-equity incentive compensation for Messrs. Munro and Thomson payable pursuant to the terms of the COC Policy if terminated following a change of control.

Payments Due Upon Termination Pursuant to Employment Agreements

Cash payments are payable quarterly over the applicable severance period, except in the case of a termination without cause, in which case the payments are made in a lump sum within ten days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary. In the event of an executive’s disability, his employment will continue for one year from the date of disability. In addition, assuming the employment of any of our named executive officers was to be terminated “without cause”, for “good reason”, or “constructive[ly] terminated without cause”, or in the event of a “change of control” (as each such term is defined in the employment agreements), they would be entitled to accelerated vesting of all options and share awards. Please see the table under the heading “Outstanding Equity Awards at Year End” below for information regarding the value of option and share awards.

During the executive’s employment and for a period of one year following a termination for any reason (including a termination without cause, for good reason, constructive termination without cause or a termination in connection with a change of control), the executive cannot work anywhere in the specified geographic region, directly or indirectly:

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

Payments Due Upon Change of Control

Our COC Policy covers our named executive officers, as well as certain executives and key employees, and generally provides for payments to be made and benefits to be provided to qualified individuals in the event that we undergo a change of control and the qualified individual’s employment is terminated. Pursuant to the terms of the COC Policy, upon a triggering event, qualified individuals would be entitled to a one-time severance payment, accelerated vesting of incentive awards and outplacement assistance. In order to be eligible to receive payments or benefits under the COC Policy, the qualified individual’s employment must be terminated by us without “cause” or by the executive for “good reason” (as such terms are defined in the COC Policy) within six months prior to a change of control or during the twenty-four months after a change of control. Further, before any payments can be made, or benefits received under, the COC Policy, the qualified individual is required to provide us with a release.

Subject to certain limitations and qualifications, the following events qualify as a “change of control” under the COC Policy:

•	the acquisition by any individual, entity or group of fifty percent or more of our ordinary shares;

•	certain reverse mergers;

•	the individuals who made up our Board of Directors on November 29, 2010 failing to constitute a majority of our Board of Directors at any time;

•	our completion of a merger with another entity;

•	the sale or disposition of all or substantially all of our assets; and

•	the adoption of any plan or proposal for our liquidation or dissolution.

Generally, a multiple of a qualified individual’s then-current base salary is used for purposes of calculating the severance payment due upon a change of control. In 2011, the Compensation Committee determined, based on recommendations received from Frost, that upon a change of control, Messrs. Bragg, Smith, and Halkett would have their severance payment calculated based on a salary equal to 98% of the market median of our peer group, or $651,700; $327,124; and $403,172, respectively.

Except as noted, the COC Policy is in addition to and does not supersede or in any other way affect the terms of any employment agreement or the 2007 LTIP.

The amounts payable to qualified individuals under the COC Policy shall be compared to any other payment such individual is entitled to under an employment agreement and then the individual shall receive the greater of the two amounts. In no instance will a qualified individual be eligible to receive severance payments from multiple sources.

Outstanding Equity Awards at Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2013.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Paul A. Bragg	1,744,257	3,157,107
Douglas G. Smith	537,741	973,311
Douglas W. Halkett	958,541	1,734,959
Donald Munro	466,584	865,814
William L. Thomson	423,340	846,566

(1)	Time-vested share awards granted to our named executive officers vest 25% annually commencing on the first anniversary of the date of grant. For Messrs. Bragg, Smith, Halkett, Munro and Thomson, respectively, there are 636,600; 228,200; 373,200; 192,500; and 185,500 restricted shares for which the first vesting date occurred on August 17, 2012; 489,100; 154,100; 288,100; 134,000; and 134,000 restricted shares for which the first vesting date occurred on January 16, 2013; and 531,980; 147,400; 268,000; 138,020; and 134,000 restricted shares for which the first vesting date occurred on January 31, 2014.
(2)	Performance unit awards granted to our named executive officers vest one-third per year and equal the number of shares that would vest if the “target” level of performance is achieved. The minimum number of shares that may be issued upon vesting is zero and the maximum number of shares is 1.5 times the target level. For Messrs. Bragg, Smith, Halkett, Munro and Thomson, there are 313,600; 112,400; 183,800; 94,800 and 91,400 performance units for which the first vesting date occurred on August 17, 2012; 240,900; 75,900; 141,900; 66,000; and 66,000 performance units for which the first vesting date occurred on January 16, 2013; and 262,020; 72,600; 132,000; 67,980; and 66,000 performance units for which the first vesting date occurred on January 31, 2014.
(3)	The market value of the share awards is equal to the number of unvested shares times $1.84, the closing price of our shares as quoted on the NYSE MKT on December 31, 2013.

2013 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Bragg	—	—	635,737	1,132,496
Douglas G. Smith	—	—	232,364	413,948
Douglas W. Halkett	—	—	406,294	724,817
Donald Munro	—	—	204,385	364,694
William L. Thomson	—	—	200,139	357,135

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director and Consultant Compensation Paid to John C. G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of our Board of Directors. Under the terms of this agreement, which expired on May 5, 2012, we paid Strand Energy a monthly consulting fee of EUR30,000, or an average of $40,721 per month based on the exchange rate between the Euro and the U.S. dollar through May 5, 2012. In May 2012, we entered into a new consulting agreement with Strand Energy pursuant to which the monthly consulting fee was reduced to $30,000. Under the terms of each of the 2009 and 2012 consulting agreements, Mr. O’Leary is entitled to participate in our benefit and executive compensation programs. Under the terms of the 2012 consulting agreement, Mr. O’Leary’s annual participation in our 2007 LTIP and annual cash incentive awards program is intended to be approximately 80% of the consulting fee paid to Strand Energy, subject to the final determination of the Compensation Committee. Mr. O’Leary’s previous participation in our annual cash incentive award program was established by our Chief Executive Officer and subsequently approved by our Compensation Committee. In addition, Mr. O’Leary received an award under the 2010 ERP for services provided in 2010.

Under the terms of the 2012 consulting agreement, Mr. O’Leary may also be entitled to receive a transaction fee equal to 1.0% of the value of any transaction he originates or to which he significantly contributes, subject to a final determination by the Board of Directors. Any transaction fee may be paid in either cash, or if so elected within 10 days of each anniversary of the agreement, in our ordinary shares, subject to the availability of shares under the 2007 LTIP as determined by the Compensation Committee. The aggregate amount that Mr. O’Leary may earn from any fees or awards payable under the consulting agreement is limited to $2 million per year. The 2012 consulting agreement is scheduled to terminate on April 30, 2015. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees from other parties on transactions with us. Mr. O’Leary did not originate any transactions in 2013 that resulted in the payment of a transaction fee.

Mr. O’Leary did not receive any compensation for his service as a director during 2011, 2012, or 2013.

The following table indicates the compensation received by Mr. O’Leary from us during 2011, 2012, and 2013 pursuant to the terms of the 2009 and 2012 consulting agreements, including all compensation paid under the terms of the 2007 LTIP and the annual cash incentive award plan.

Year	Consulting Fees ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total Compensation ($)
2013	360,000	504,900	—	317,001	—	1,181,901
2012	402,885	216,300	—	371,566	—	990,751
2011	519,249	680,000	—	272,390	—	1,471,639

(1)	Reflects amounts paid pursuant to our 2011, 2012, and 2013 annual cash incentive award programs.

Mr. O’Leary provides us with guidance on business opportunities at shipyards around the world, and assists us in identifying unique rig contracting and collaborative opportunities with strategic partners. We believe that the monthly consulting fee paid to, and the terms of the consulting agreement with,

Strand Energy are no less favorable than could have been obtained from a non-affiliated third party. In effect, Mr. O’Leary fills the roles of an executive responsible for our business development and strategic planning roles. Without retaining his services, we believe it would have been essential to recruit one or more senior executives to assist us with business development and strategic planning opportunities.

The salary, non-equity incentive plan compensation, and share awards payable under the 2009 consulting agreement were determined by our Chief Executive Officer in order to align Mr. O’Leary’s compensation with the responsibilities and duties expected of him in the performance of the consulting services provided by Strand Energy, and such compensation was subsequently approved by the Board of Directors. The 2012 consulting agreement was heavily negotiated on our behalf by the chairman of the Compensation Committee, and was approved by the Compensation Committee prior to execution.

We consider Strand Energy’s consulting services in connection with our business and strategic development to be commensurate with the skill, specialized knowledge and professional contacts possessed by our Chief Executive Officer and Chief Operating Officer. On this basis, and in line with the compensation arrangements for these other executive officers, we established Strand Energy’s salary, share awards and non-equity incentive plan compensation.

2013 Director Compensation

Under the terms of our director compensation program, directors receive an annual grant of restricted shares valued at $100,000 and an annual cash retainer of $60,000. The director compensation plan also provides for a retainer of $15,000, $12,000, and $5,000 annually for the chairmen of the Audit, Compensation, and Nominating & Corporate Governance Committees, respectively, together with an additional retainer of $10,000, $5,000, and $3,000 for the members of each of these committees. Additionally, the lead independent director receives a $20,000 annual retainer in compensation for his enhanced role on the board. All retainer fees payable to our board members are paid in cash. All equity awards provided under the director compensation plan will vest one year after the date of grant. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees.

The following table indicates the compensation paid to each director during 2013.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Steven Bradshaw	65,000	85,000	—		—	150,000
Jorge E. Estrada	75,000	85,000	—		—	160,000
Robert F. Grantham	68,000	85,000	—		—	153,000
Marcelo D. Guiscardo	72,000	85,000	—		—	157,000
Ong Tian Khiam	60,000	85,000	—		—	145,000
Duke R. Ligon	78,000	85,000	—		—	163,000
John C.G. O’Leary (3)	—	504,900	317,001	(4)	360,000	1,181,901
Steinar Thomassen	98,000	85,000	—		—	183,000

(1)	Represents directors’ fees for 2013 that were paid in 2013.
(2)	Reflects the grant date fair value of the share awards based on the closing price of $1.87 per share on January 31, 2013, as quoted on the NYSE MKT.
(3)	For detailed information on Mr. O’Leary’s compensation, please see “Director and Consultant Compensation Paid to John C.G. O’Leary.”
(4)	Reflects amount paid in 2014 pursuant to our 2013 annual cash incentive program.

Guidelines for Director Share Ownership. Pursuant to our share ownership guidelines applicable to the board of directors, each member of the board must own shares equal to not less than five times the value of the $60,000 annual cash retainer. For our current board of directors, the deadline for compliance with these guidelines is December 31, 2016, and any new director joining the board will have five years from the date of being named to the board to meet the share ownership guidelines. For purposes of calculating share ownership, directors may include in the calculation the unvested portion of restricted share awards valued at the then current market price. Based on their holdings of our ordinary shares at December 31, 2013, the majority of our directors were in compliance with the share ownership guidelines and we anticipate that all of our directors will be in compliance with the guidelines by December 31, 2016.

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

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

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

Item 12. Item Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on February 15, 2014, except as noted below, by (1) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (2) each director, nominee for director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after February 15, 2014.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
F3 Capital (3)	102,246,114	33.2%
FMR LLC (4)	46,694,998	15.3%
Directors and named executive officers:
Paul A. Bragg (5)	5,766,017	1.9%
Jorge E. Estrada (6)	1,630,688	*
Robert Grantham (7)	184,138	*
Marcelo D. Guiscardo (8)	2,058,083	*
John C.G. O’Leary (9)	3,557,784	1.2%
Steinar Thomassen (10)	252,326	*
Douglas Halkett (11)	1,918,897	*
Douglas G. Smith (12)	1,026,330	*
Donald Munro (13)	1,004,448	*
William L. Thomson (14)	961,630	*
Ong Tian Khiam (15)	191,135	*
Duke R. Ligon (16)	185,738	*
Steven Bradshaw (17)	164,375	*
All directors and executive officers as a group (17 persons)	23,031,770	7.5%

*	Less than 1% of our ordinary shares outstanding.
(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)	Based on 305,252,803 ordinary shares outstanding as of February 14, 2014. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Based on information included in a Schedule 13D filed on February 29, 2012. Mr. Hsin-Chi Su owns 100% of F3 Capital. The address of F3 Capital is 8F No 126 Jianguo North Road, Taipei 104, Taiwan. Includes 1,983,471 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable. This does not reflect ordinary shares that could have been issued upon conversion of the F3 Capital Note.

(4)	Based on information included in a Schedule 13G filed on February 14, 2014. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 25,618,572 of these shares, which includes 4,772,369 shares resulting from the assumed conversion of $11,400,000 principal amount of our 5.50% Convertible Notes, as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “Funds”). The address of Fidelity is 245 Summer Street, Boston Massachusetts 02210.

Fidelity Select Co, LLC (“SelectCo”), a wholly-owned subsidiary of FMR LLC and investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 19,982,056 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “SelectCo Funds”). The address of SelectCo is 1225 17th Street, Suite 1100, Denver, Colorado 8020.

Edward C. Johnson III and FMR LLC, through its control of Fidelity, the Funds, SelectCo, and the SelectCo Funds each has sole power to dispose of these shares owned by the Funds. Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.

Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of the other 1,094,370 shares as a result of its serving as investment manager of institutional accounts owning such shares. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917. Edward C. Johnson III and FMR LLC, through their control of PGATC, each has sole dispositive power over those shares and sole power to vote or to direct the voting of those shares owned by the institutional accounts managed by PGATC as reported above.

(5)	Paul A. Bragg is our Chairman and Chief Executive Officer. Includes 1,217,105 unvested shares granted to Mr. Bragg pursuant to the 2007 LTIP. Does not include 843,820 shares that may be acquired upon the vesting of performance units granted to Mr. Bragg pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(6)	Jorge E. Estrada is one of our directors. Includes 52,083 unvested shares granted to Mr. Estrada pursuant to the 2007 LTIP.
(7)	Robert Grantham is one of our directors. Includes 52,083 unvested shares granted to Mr. Grantham pursuant to the 2007 LTIP.
(8)	Marcelo D. Guiscardo is one of our directors. Includes 52,083 unvested shares granted to Mr. Guiscardo pursuant to the 2007 LTIP.

(9)	John C.G. O’Leary is one of our directors. Includes 453,925 unvested shares granted to Mr. O’Leary pursuant to the 2007 LTIP. Does not include 280,300 shares that may be acquired upon vesting of performance units granted to Mr. O’Leary pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(10)	Steinar Thomassen is one of our directors. Includes 52,083 unvested shares granted to Mr. Thomassen pursuant to the 2007 LTIP.
(11)	Douglas Halkett is our Chief Operating Officer. Includes 12,900 ordinary shares owned by Mr. Halkett’s spouse and 670,675 unvested shares granted to Mr. Halkett pursuant to the 2007 LTIP. Does not include 454,534 shares that may be acquired upon the vesting of performance units granted to Mr. Halkett pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(12)	Douglas G. Smith is our Chief Financial Officer. Includes 501,704 unvested shares granted to Mr. Smith pursuant to the 2007 LTIP. Does not include 260,662 shares that may be acquired upon the vesting of performance units granted to Mr. Smith pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(13)	Donald Munro is our Vice President–Operations. Includes 334,770 unvested shares granted to Mr. Munro pursuant to the 2007 LTIP. Does not include 223,584 shares that may be acquired upon the vesting of performance units awarded to Mr. Munro pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(14)	William Thomson is our Vice President–Assets & Engineering. Includes 327,250 unvested shares granted to Mr. Thomson pursuant to the 2007 LTIP. Does not include 220,471 shares that may be acquired upon the vesting of performance units granted to Mr. Thomson pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(15)	Mr. Ong Tian Khiam is one of our directors. Includes 52,083 unvested shares granted to Mr. Ong pursuant to the 2007 LTIP.
(16)	Mr. Duke R. Ligon is one of our directors. Includes 52,083 unvested shares granted to Mr. Ligon pursuant to the 2007 LTIP.
(17)	Mr. Steven Bradshaw is one of our directors. Includes 52,083 unvested shares granted to Mr. Bradshaw pursuant to the 2007 LTIP.

Equity Compensation Plan Information

For the table of awards issued under the 2007 LTIP, see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

In the ordinary course of our business and in connection with its financing activities, we have entered into a number of transactions with our directors, officers and 5% or greater shareholders. All of the transactions set forth below were approved by the unanimous vote of the Board of Directors, except for our consulting agreement with John C.G. O’Leary, which was unanimously approved by our Compensation Committee. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than could have been obtained from unaffiliated third parties. The Audit Committee is responsible for approving related party transactions. The Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflict of interest situations. Such transactions must be approved by the Audit Committee prior to consummation.

Consulting Agreement with John C.G. O’Leary

In May 2012, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of our Board of Directors. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of $30,000. Additionally, under the terms of the consulting agreement, Mr. O’Leary is entitled to participate in our benefit and executive compensation programs, and Mr. O’Leary may also be entitled to receive a transaction fee equal to 1.0% of the value of any transaction he originates or to which he significantly contributes, subject to a final determination by the Board of Directors. The agreement will terminate on April 30, 2015. Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other parties to the transaction. For more information, see “Item 11. Executive Compensation–Director and Consultant Compensation Paid to John C.G. O’Leary.”

Director Independence

There are no family relationships among any of our directors or executive officers. The Board of Directors has determined that the following members are independent as such term is defined under NYSE MKT rules: Messrs. Bradshaw, Estrada, Grantham, Guiscardo, Ligon and Thomassen. Mr. Thomassen has been designated as the Lead Independent Director.

Item 14. Principal Accounting Fees and Services

Independent Public Accountant Fees

Our independent auditors are UHY LLP, a U.S. based accounting firm (“UHY”). UHY personnel work under the direct control of UHY partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure. For the years ended December 31, 2012 and 2013, UHY billed the approximate fees set forth below:

Fees	Year Ended December 31, 2012	Year Ended December 31, 2013
Audit Fees (1)	$628,250	$593,606
Audit-Related Fees (2)	$20,000	$133,600
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$648,250	$727,206

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

All services provided by UHY during the year ended December 31, 2013 were approved by the Audit Committee. UHY acts as our principal independent registered public accounting firm. As of December 31, 2013, UHY leased all its personnel, who work under the control of UHY partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure. UHY has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K Amendment No. 1 the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.3	Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.4	First Supplemental Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.5	Indenture dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.6	First Supplemental Indenture dated as of December 3, 2012 among PT. Vantage Drilling Company Indonesia, OGIL, Vantage, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

4.7	Second Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.8	Third Supplemental Indenture dates as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

Exhibit No.	Description
4.9	Indenture dated as of March 28, 2013 by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

4.10	First Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage Drilling Company, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.11	Second Supplemental Indenture dated as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

4.12	Base Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

4.13	First Supplemental Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

10.1	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.2	Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated June 12, 2008 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.3	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Douglas Halkett dated June 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.4	Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated June 12, 2008 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.5	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Michael R.C. Derbyshire dated June 12, 2008 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.6	Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated June 12, 2008 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.7	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and Donald Munro dated May 1, 2008 (Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2009)

Exhibit No.	Description
10.8	Employment and Non-Competition Agreement between Vantage International Payroll Company PTE Ltd. and William Thomson dated October 27, 2009 (Incorporated by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2010)

10.9	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.10	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.11	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.12	Amendment No. 1 to Term Loan Agreement dated November 20, 2013, amending and restating the Term Loan Agreement dated as of October 25, 2012, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 22, 2013)

10.13	Second Term Loan Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.14	Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.15	Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.16	Amended and Restated Credit Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto, the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.17	Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

Exhibit No.	Description
10.18	Joinder Agreement dated October 15, 2013 executed by Vantage Drilling ROCO S.R.L. and Vantage Drilling Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporate by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.19	Amended and Restated Intercreditor Agreement dated as of October 25, 2012 by and among Wells Fargo Bank, National Association, as Pari Passu Collateral Agent for the pari passu secured parties, Wells Fargo Bank, National Association, as trustee under the new indenture and as Collateral Agent for the new notes, Royal Bank of Canada as Administrative Agent for the credit agreement, Wells Fargo Bank, National Association as collateral agent for the credit agreement secured parties, Citibank, N.A. as administrative agent for the term loan secured parties, Wells Fargo Bank, National Association as collateral agent for the term loan secured parties, and Wells Fargo Bank, National Association, as trustee under the existing indenture, and acknowledged and agreed by Offshore Group Investment Limited, Vantage Drilling Company, and the guarantors signatory thereto (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.20	Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.21	Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.22	Vantage Drilling Company Management Incentive Plan adopted August 20, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

By:	/s/ PAUL A. BRAGG
Name:	Paul A. Bragg
Title:	Chairman and Chief Executive Officer