Form 10-Q
period 2014-03-31
Vantage Drilling CO
filed 2014-05-06
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of Vantage Drilling Company ordinary shares outstanding as of April 30, 2014 is 306,041,896 shares.

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

Many of these factors are beyond our ability to control or predict. Any, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,261	$54,686
Restricted cash	—	2,125
Trade receivables	216,639	168,654
Inventory	58,875	55,804
Prepaid expenses and other current assets	20,456	23,717
Total current assets	361,231	304,986
Property and equipment
Property and equipment	3,482,799	3,472,407
Accumulated depreciation	(313,334)	(281,759)
Property and equipment, net	3,169,465	3,190,648
Other assets
Investment in joint venture	32,374	32,482
Other assets	96,018	100,027
Total other assets	128,392	132,509
Total assets	$3,659,088	$3,628,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62,906	$66,860
Accrued liabilities	133,245	97,481
Current maturities of long-term debt and revolving credit agreement	53,500	63,500
Total current liabilities	249,651	227,841
Long–term debt, net of discount of $36,486 and $39,325	2,835,514	2,852,050
Other long-term liabilities	41,502	42,796
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 305,997 and 304,101 shares issued and outstanding	306	304
Additional paid-in capital	899,067	896,928
Accumulated deficit	(366,952)	(391,776)
Total shareholders’ equity	532,421	505,456
Total liabilities and shareholders’ equity	$3,659,088	$3,628,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Contract drilling services	$214,932	$134,664
Management fees	4,582	3,198
Reimbursables	12,951	9,139
Total revenues	232,465	147,001
Operating costs and expenses
Operating costs	101,722	75,317
General and administrative	8,115	7,427
Depreciation	31,625	24,861
Total operating costs and expenses	141,462	107,605
Income from operations	91,003	39,396
Other income (expense)
Interest income	13	96
Interest expense and other financing charges	(54,487)	(59,662)
Loss on debt extinguishment	(106)	(98,327)
Other, net	779	901
Total other income (expense)	(53,801)	(156,992)
Income (loss) before income taxes	37,202	(117,596)
Income tax provision	12,378	5,605
Net income (loss)	$24,824	$(123,201)

Earnings (loss) per share
Basic	$0.08	$(0.41)
Diluted	$0.07	$(0.41)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,824	$(123,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	31,625	24,861
Amortization of debt financing costs	2,964	3,995
Amortization of debt discount (premium)	2,839	(97)
Non-cash loss on debt extinguishment	106	6,070
Share-based compensation expense	2,141	2,069
Deferred income tax expense (benefit)	(57)	778
Equity in loss of joint venture	108	133
Loss on disposal of assets	104	1
Changes in operating assets and liabilities:
Restricted cash	2,125	—
Trade receivables	(47,985)	17,521
Inventory	(3,071)	(4,319)
Prepaid expenses and other current assets	3,318	3,963
Other assets	1,021	290
Accounts payable	(3,954)	(9,713)
Accrued liabilities and other long-term liabilities	33,296	(42,762)
Net cash provided by (used in) operating activities	49,404	(120,411)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(9,371)	(15,135)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(9,371)	(15,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	—	775,000
Proceeds from issuance of term loan, net	—	344,750
Repayment of long-term debt	(19,374)	(1,006,249)
Proceeds from or (repayment of) revolving credit agreement, net	(10,000)	—
Debt issuance costs	(84)	(23,683)
Net cash provided by (used in) financing activities	(29,458)	89,818
Net increase (decrease) in cash and cash equivalents	10,575	(45,726)
Cash and cash equivalents—beginning of period	54,686	502,726
Cash and cash equivalents—end of period	$65,261	$457,000
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,383	$86,141
Taxes	5,935	4,445
Non-cash investing and financing transactions:
Interest capitalized	$(1,174)	$(4,143)
Discount on repurchase of senior notes	(1)	—

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

In May 2014, we repurchased in the open market $1.5 million of our 7.125% Senior Secured Notes (the “7.125% Senior Notes”).

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2013 is derived from our December 31, 2013 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three months ended March 31, 2014 was $1.2 million as compared to $3.4 million for the three months ended March 31, 2013. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which had contracted to build a next generation ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. See “Note 4. Construction Supervision and Operations Management Agreements.” During the three-month period ended March 31, 2014, Sigma recognized a loss from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2013	$32,482
Vantage share of net losses	(108)
Balance, March 31, 2014	$32,374

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

Income Taxes: Income taxes have been provided for based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes in income tax expense.

Earnings per Share: Basic earnings (loss) per share have been based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted earnings (loss) per share have been computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended March 31,
	2014	2013

Weighted average ordinary shares outstanding for basic EPS	305,282	301,124
Options	—	—
Warrants	—	—
Convertible notes	79,413	—
Adjusted weighted average ordinary shares outstanding for diluted EPS	384,695	301,124

For the three months ended March 31, 2014 and 2013, the calculation of diluted weighted average ordinary shares outstanding excludes 2.5 million and 34.5 million ordinary shares, respectively, issuable pursuant to outstanding warrants, share options and convertible notes because their effect is anti-dilutive. The warrants and share options are anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods. For the three months ended March 31, 2013 the ordinary shares issuable for the convertible notes, if converted, are excluded as the effect of including convertible debt and the related adjustments to income under the “if-converted” method of computing diluted earnings per share is anti-dilutive.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts as of March 31, 2014 or December 31, 2013.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. We recognized approximately $2.1 million of share-based compensation expense in each of the three months ended March 31, 2014 and 2013.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At March 31, 2014, the fair value of the 7.125% Senior Notes, the 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”), the 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) and the 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) discussed below under “Note 5. Debt” was approximately $784.4 million, $1.2 billion, $60.8 million and $96.7 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At March 31, 2014 and December 31, 2013, we had no outstanding derivative instruments.

3. Transactions with F3 Capital and Affiliates

F3 Capital Note

In connection with the acquisition of the Platinum Explorer, we issued a promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the contingent conversion price of the F3 Capital Note so long as the F3 Capital Note is outstanding.

In August 2012, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of 7.875% Convertible Notes. We did not receive any cash proceeds from this direct placement.

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of March 31, 2014, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $37.5 million, a Level 3 measurement. In July 2013, F3 Capital delivered formal notice to us that it believes we breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital

Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

Lawsuit

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the 295th Judicial District court of Harris County, Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. We intend to vigorously pursue our claims, but we can provide no assurance as to the outcome of this legal action.

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of March 31, 2014, and remains currently due and payable. We have issued demand letters regarding payment of the overdue amount and continue to pursue all remedies, including legal remedies, to collect this outstanding amount.

4. Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the term of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. In September 2013, we received notice from STX that they were suspending construction of the Palladium Explorer as a result of their negotiations to restructure their operations and finances with their lenders. In January 2014, Sigma issued a termination notice to STX as a result of unsuccessful negotiations to complete the construction of the Palladium Explorer, and Sigma terminated our construction management agreement. We are currently owed $5.7 million under the terms of the construction management agreement, including a $3 million termination fee. Sigma has received a refund of initial payments made on the Palladium Explorer, plus interest under a refund guarantee issued by an independent financial institution. We are working with Sigma to determine the timing surrounding the return of our investment in the project and the collection of amounts owed to us under the terms of the construction management agreement; however, there can be no assurance that we will receive payments equal to the total amount of our original investment in Sigma and the amounts due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs, and awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs, however, we continued to receive our management fees until mid-November. We are managing the operations of the first two rigs in Mexico and are receiving a fixed fee per day plus a performance fee based on the operational results of the rigs. In December 2013, the contractor notified us that it was seeking to terminate the operations management agreements. In April 2014, we agreed with the contractor to transition the rig operations to the contractor effective May 31, 2014. In connection therewith, we will receive a termination fee of $2.75 million, payable in six equal monthly installments beginning June 30, 2014.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. In September 2013, the agreement was modified and notice was given to us that the contract would terminate in six months. The agreement terminated in March 2014 and we have no further obligations with regards to the Dalian Developer.

5. Debt

Our debt was composed of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	769,000	775,000
$500 million 2017 Term Loan, net of discount of $6,539 and $7,109	443,461	455,391
$350 million 2019 Term Loan, net of discount of $4,340 and $4,561	342,160	342,814
5.50% Convertible Notes, net of discount of $8,960 and $9,923	91,040	90,077
7.875% Convertible Notes, net of discount of $1,987 and $2,130	54,513	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $14,660 and $15,602	38,840	37,898
	2,889,014	2,915,550
Less current maturities of long-term debt and revolving credit facility	53,500	63,500
Long-term debt	$2,835,514	$2,852,050

 7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, Offshore Group Investment Limited, one of our wholly-owned subsidiaries, (“OGIL”) issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrently with the closing of the 7.5% Senior Notes, we entered into a $500 million 2017 Term Loan (the “2017 Term Loan”). The 2017 Term Loan was issued at 98% of the face value and initially had an interest rate of LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in 2017. The original issue discount, reported as a direct deduction from the face amount of the 2017 Term Loan, will be recognized over the life of the 2017 Term Loan using the effective interest rate method. The 2017 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

In November 2013, the 2017 Term Loan was amended to modify the applicable interest rates to; (i) decrease the adjusted LIBOR margin from 5.0% to 4.0% per annum, (ii) decrease the LIBOR floor from 1.25% to 1.0% per annum and (iii) decrease the ABR margin from 4.0% to 3.0%. The amendment also reflected a decrease in the principal amount due from $500 million to $475 million as a result of us making scheduled principal repayments under the original note.

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of $1.0 billion of OGIL’s existing debt and related consent solicitation, (ii) for general corporate purposes, including to fund the final construction payment for the Tungsten Explorer drillship and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

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

The net proceeds, after fees and expenses, from the 7.125% Senior Notes and the 2019 Term Loan of approximately $1.1 billion were used to retire approximately $1.0 billion of OGIL’s existing debt for total consideration of approximately $1.1 billion, including $92.3 million paid for the early redemption and consent fees and $18.2 million for accrued and unpaid interest. The balance of the proceeds was used for payment of transaction expenses and general corporate purposes.

In February 2014, we repurchased in the open market, and subsequently cancelled, $6.0 million of the 7.125% Senior Notes. In connection with this transaction, we recognized a charge of approximately $106,000 related to the early extinguishment of the debt.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at March 31, 2014. As of March 31, 2014, we had issued letters of credit for $21.5 million under the Credit Agreement.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of March 31, 2014, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. In March 2013, our shareholders approved a proposal to amend our 2007 Long-Term Incentive Plan (the “LTIP”) to increase the maximum number of ordinary shares that we may issue under the LTIP from 25 million to 45 million ordinary shares. During the three months ended March 31, 2014, we granted to employees and directors 4,135,853 time-vested restricted shares and 1,885,878 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2014 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $11.3 million, based on an average share price of $1.87 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the three months ended March 31, 2014, 1,896,425 of previously granted LTIP share awards vested. Additionally, in January 2014, we issued 41,667 shares to directors in lieu of cash for directors’ fees.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 through 2014 remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Prepaid insurance	$9,833	$13,178
Sales tax receivable	3,245	3,621
Income tax receivable	935	962
Current deferred tax asset	2,196	2,139
Other receivables	503	278
Deferred mobilization costs	—	665
Other	3,744	2,874
	$20,456	$23,717

Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Drilling equipment	$3,380,465	$3,376,631
Assets under construction	82,399	75,993
Office and technology equipment	17,955	17,750
Leasehold improvements	1,980	2,033
	3,482,799	3,472,407
Accumulated depreciation	(313,334)	(281,759)
Property and equipment, net	$3,169,465	$3,190,648

Other Assets

Other assets consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$53,158	$56,145
Performance bond collateral	24,887	24,882
Deferred certification costs	6,546	6,494
Deferred agent fees	6,905	7,160
Deferred mobilization costs	3,234	4,066
Deposits	1,288	1,280
	$96,018	$100,027

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Interest	$76,753	$43,064
Compensation	19,907	20,887
Insurance premiums	6,335	10,136
Unearned income	977	615
Deferred revenue	9,221	8,928
Property, service and franchise taxes	1,610	1,610
Income taxes payable	13,438	7,577
Other	5,004	4,664
	$133,245	$97,481

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Deferred revenue	$32,961	$34,385
Deferred income taxes	2,801	2,801
Other non-current liabilities	5,740	5,610
	$41,502	$42,796

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

For 2014 and 2013, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 28%, 22% and 18%, respectively of consolidated revenue for the three months ended March 31, 2014. For the three months ended March 31, 2013, four customers accounted for 35%, 20%, 12% and 10%, respectively of consolidated revenue.

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

The following tables present the condensed consolidating financial information as of March 31, 2014 and 2013 and for the three months ended March 31, 2014 and 2013 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantor Subsidiaries and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of March 31, 2014 and 2013 and results of operations for the three months ended March 31, 2014 and 2013, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$684	$22,661	$29,155	$12,761	$—	$65,261
Other current assets	268	366	275,625	19,711	—	295,970
Total current assets	952	23,027	304,780	32,472	—	361,231
Property and equipment, net	—	1,075	3,069,088	99,302	—	3,169,465
Investment in and advances to subsidiaries	654,624	1,435,939	1,054,545	2,104	(3,147,212)	—
Investment in joint venture	—	—	—	32,374	—	32,374
Other assets	10,830	49,233	31,218	4,737	—	96,018
Total assets	$666,406	$1,509,274	$4,459,631	$170,989	$(3,147,212)	$3,659,088

Accounts payable and accrued liabilities	$24,790	$63,840	$72,940	$34,581	$—	$196,151
Current maturities of long-term debt	—	53,500	—	—	—	53,500
Intercompany (receivable) payable	(313,316)	(982,136)	1,199,502	95,950	—	—
Total current liabilities	(288,526)	(864,796)	1,272,442	130,531	—	249,651
Long-term debt	184,393	2,651,121	—	—	—	2,835,514
Other long term liabilities	—	—	33,949	7,553	—	41,502
Shareholders’ equity (deficit)	770,539	(277,051)	3,153,240	32,905	(3,147,212)	532,421
Total liabilities and shareholders’ equity	$666,406	$1,509,274	$4,459,631	$170,989	$(3,147,212)	$3,659,088

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$220,716	$11,749	$232,465
Operating costs and expenses	3,283	14	128,180	9,985	141,462
Income (loss) from operations	(3,283)	(14)	92,536	1,764	91,003
Other, net	(4,596)	(49,995)	583	207	(53,801)
Income (loss) before income taxes	(7,879)	(50,009)	93,119	1,971	37,202
Income tax provision (benefit)	—	—	11,722	656	12,378
Net income (loss)	$(7,879)	$(50,009)	$81,397	$1,315	$24,824

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operating activities	$(11,232)	$(9,191)	$68,591	$1,236	$49,404
Net cash provided by (used in) investing activities	—	—	(1,170)	(8,201)	(9,371)
Net cash provided by (used in) financing activities	8,427	26,385	(75,755)	11,485	(29,458)
Net increase in cash and cash equivalents	(2,805)	17,194	(8,334)	4,520	10,575
Cash and cash equivalents—beginning of period	3,489	5,467	37,489	8,241	54,686
Cash and cash equivalents—end of period	$684	$22,661	$29,155	$12,761	$65,261

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$5,468	$321,139	$123,703	$6,690	$—	$457,000
Other current assets	162	-	160,287	7,063	—	167,512
Total current assets	5,630	321,139	283,990	13,753	—	624,512
Property and equipment, net	-	679	2,690,908	19,611	—	2,711,198
Investment in and advances to subsidiaries	654,844	1,437,788	1,056,387	1,491	(3,150,510)	—
Investment in joint venture	—	—	—	31,909	—	31,909
Other assets	9,546	55,393	22,069	943	—	87,951
Total assets	$670,020	$1,814,999	$4,053,354	$67,707	$(3,150,510)	$3,455,570

Accounts payable and accrued liabilities	$17,750	$43,891	$48,891	$16,975	$—	$127,507
Current maturities of long-term debt	—	41,000	—	—	—	41,000
Intercompany (receivable) payable	(221,049)	(892,455)	1,091,060	22,444	—	—
Total current liabilities	(203,299)	(807,564)	1,139,951	39,419	—	168,507
Long-term debt	88,956	2,707,332	—	—	—	2,796,288
Other long term liabilities	—	—	37,720	5,702	—	43,422
Shareholders’ equity (deficit)	784,363	(84,769)	2,875,683	22,586	(3,150,510)	447,353
Total liabilities and shareholders’ equity	$670,020	$1,814,999	$4,053,354	$67,707	$(3,150,510)	$3,455,570

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$138,608	$8,393	$147,001
Operating costs and expenses	3,664	(144)	97,396	6,689	107,605
Income (loss) from operations	(3,664)	144	41,212	1,704	39,396
Other, net	(3,123)	(154,774)	771	134	(156,992)
Income (loss) before income taxes	(6,787)	(154,630)	41,983	1,838	(117,596)
Income tax provision (benefit)	—	39	5,305	261	5,605
Net income (loss)	$(6,787)	$(154,669)	$36,678	$1,577	$(123,201)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operating activities	$(10,520)	$(175,979)	$69,270	$(3,182)	$(120,411)
Net cash provided by (used in) investing activities	—	(60)	(7,891)	(7,182)	(15,133)
Net cash provided by (used in) financing activities	517	74,711	4,672	9,918	89,818
Net increase in cash and cash equivalents	(10,003)	(101,328)	66,051	(446)	(45,726)
Cash and cash equivalents—beginning of period	15,471	422,467	57,652	7,136	502,726
Cash and cash equivalents—end of period	$5,468	$321,139	$123,703	$6,690	$457,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2014 and our results of operations for the three months ended March 31, 2014 and 2013. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The price of oil, while volatile, remains at historically elevated levels which reflects growing demand as the economies around the world continue to show economic growth. The International Energy Agency estimates that demand growth for 2014 will increase by approximately 1.3 million barrels per day or 1.4%. Additionally, 2013 year-end surveys of oil and gas companies indicate that exploration and production spending is estimated to increase by 4% to 6% for 2014. We believe all of these items support our belief that the fundamentals for our business remain strong for 2014.

Despite the positive fundamentals for exploration and production spending, we expect rates for our services to be volatile during 2014. Factors we believe are contributing to this volatility include the number of newbuild rigs coming to market, geopolitical risk, and the prioritization of capital allocation by our customers.

Our customers continue to favor newer, more technically capable rigs over older, less efficient rigs. However, during periods with a high rate of newbuild deliveries, competitors may significantly reduce the rates for the older, less efficient rigs in order to induce customers to contract their rigs. This tends to put downward pressure on dayrates for modern, high-specification assets as well, as the owners of those units reduce rates to be more competitive. The order book for jackups currently indicates that 31 jackups are scheduled for delivery through the end of 2014 with an additional 63 jackups scheduled for delivery in 2015. The order book for ultra deepwater floaters, including drillships and semisubmersibles, indicates that 26 floaters are scheduled for delivery in 2014 with an additional 27 floaters scheduled for delivery in 2015. We believe that all of the newbuild rigs will ultimately be contracted as either replacements for older rigs or through market expansion to meet growing demand.

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

Many of the major oil and gas companies and large independent oil and gas companies based in the United States and Europe are focused on increasing their cash returns to shareholders in the form of greater dividends and share buyback programs. To fund these initiatives, many of these companies have sold international oil and gas properties, reduced the size of their exploration and development budgets and focused their operations on more geographically concentrated efforts. These factors have accelerated the shift in spending to the larger national oil companies, which often have longer contracting cycles.

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

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2014	2015	2014	2015	Beyond
Jackups	96%	30%	$169,876	$70,187	$—
Drillships	100%	100%	$605,391	$759,027	$1,071,798

Results of Operations

The first two of our jackup rigs began operations under their initial contracts in February and August 2009, respectively. Our third and fourth jackup rigs commenced operations in January and March 2010, respectively. Our first drillship, the Platinum Explorer, commenced operations in December 2010. Our second drillship, the Titanium Explorer, commenced operations in December 2012. Our third drillship, the Tungsten Explorer, commenced operations in September 2013.

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Jackups
Operating rigs, end of period	4	4
Available days (1)	360	360
Utilization (2)	100.0%	98.4%
Average daily revenues (3)	$161,377	$150,968
Deepwater
Operating rigs, end of period	3	2
Available days (1)	270	180
Utilization (2)	96.5%	88.5%
Average daily revenues (3)	$601,797	$509,395
(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
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

The following table is an analysis of our operating results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	Change
Revenues	(In thousands)
Contract drilling services	$214,932	$134,664	$80,268
Management fees	4,582	3,198	1,384
Reimbursables	12,951	9,139	3,812
Total revenues	232,465	147,001	85,464
Operating costs and expenses
Operating costs	101,722	75,317	(26,405)
General and administrative	8,115	7,427	(688)
Depreciation	31,625	24,861	(6,764)
Total operating expenses	141,462	107,605	(33,857)
Income (loss) from operations	91,003	39,396	51,607
Other income (expense)
Interest income	13	96	(83)
Interest expense and financing charges	(54,487)	(59,662)	5,175
Loss on debt extinguishment	(106)	(98,327)	98,221
Other income	779	901	(122)
Total other income (expense)	(53,801)	(156,992)	103,191
Income (loss) before income taxes	37,202	(117,596)	154,798
Income tax provision (benefit)	12,378	5,605	6,773
Net income (loss)	$24,824	$(123,201)	$148,025

Revenue: Total revenue for the three months ended March 31, 2014 increased 58% as compared to the three months ended March 31, 2013 and contract drilling revenue increased 60% for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in drilling revenue was primarily due to the commencement of operations of the Tungsten Explorer, in September 2013, which added $54.4 million of revenue, and to improved performance on the Titanium Explorer in 2014, which contributed additional revenues of $21.1 million. Higher dayrates on the jackup fleet contributed a further incremental $3.7 million of revenue for the three months ended March 31, 2014.

Jackup utilization for the three months ended March 31, 2014 increased slightly compared to the prior year period. Deepwater utilization for the three months ended March 31, 2014 was up approximately 8% compared to the prior year when the Titanium Explorer experienced some downtime during operations start-up.

Management fees and reimbursable revenue for the three months ended March 31, 2014 were $4.6 million and $13.0 million, respectively, as compared to $3.2 million and $9.1 million in the prior year periods. The increase in management fees and reimbursable revenue is due to having multiple construction management services projects in 2014 and to managing the operations of two jackups for a contractor in Mexico.

Operating costs: Operating costs for the three months ended March 31, 2014 increased 35% compared to the three months ended March 31, 2013, due primarily to an increase in operating costs on the Tungsten Explorer of approximately $17.1 million, to an increase in reimbursable costs of $3.2 million and to increased costs of approximately $2.7 million associated with the Titanium Explorer relocation from the U.S. Gulf of Mexico to West Africa.

General and administrative expenses: Increases in general and administrative expenses for the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013 was primarily due to increased legal fees related to ongoing litigation.

Depreciation expense: The increase in depreciation expense for the three-month period ended March 31, 2014 as compared to the same period of 2013 was primarily due to the addition of the Tungsten Explorer to our operating fleet in the third quarter of 2013.

Interest expense and other financing charges: Interest expense and other financing charges for the three-month period ended March 31, 2014 decreased over the same period in 2013 primarily because of the refinancing of higher interest rate debt in October 2012 and March 2013, thus reducing our overall interest rates.

We capitalized $1.2 million of interest and amortization costs in the three months ended March 31, 2014 compared to $4.1 million for the three months ended March 31, 2013. The reduction in capitalized interest was due to the Tungsten Explorer commencing operations in September 2013.

Loss on extinguishment of debt: In the three-month period ended March 31, 2014, in connection with the repurchase of $6 million of 7.125% Senior Notes, we recognized a loss of $106,000 resulting from the write-off of deferred financing costs.

In the three-month period ended March 31, 2013, in connection with the early retirement of the remaining $1.0 billion of 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $18.0 million.

Income tax expense: Income tax expense was $12.4 million for the three months ended March 31, 2014, as compared to $5.6 million for the comparable period in 2013. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes during the three months of 2014 was primarily due to tax expense related to the Tungsten Explorer which was not in operation in Q1 2013, an increase in non-deductible expenses and an increase in income in higher tax jurisdictions. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of March 31, 2014 we had working capital of approximately $111.6 million, including approximately $65.3 million of cash available for general corporate purposes. Additionally we have posted $24.9 million cash as collateral for bid tenders and performance bonds. In March 2013, we amended our revolving credit agreement (the “Credit Agreement”) to increase the aggregate principal amount to $200.0 million, of which $32.0 million is reserved for letters of credit. As of March 31, 2014, we had issued letters of credit for $21.5 million. We have approximately $233.3 million in available liquidity, including our available cash and $168.0 million available under our Credit Agreement.

Over the next 12 months, we are forecasting approximately $248.3 million for principal (excluding voluntary prepayments) and interest payments on our outstanding debt, including scheduled maturities of $53.5 million on our long-term debt. For the remainder of 2014, we anticipate spending approximately $37.8 million on capital expenditures, including $24.0 million on sustaining capital expenditures and our fleet capital spares program and $13.8 million on the Cobalt Explorer. In January 2015, we have the second milestone shipyard payment of $59.5 million due on the Cobalt Explorer. The third, and final, milestone payment is due upon delivery, which is currently expected to be in the fourth quarter of 2015. These amounts do not include any capitalized interest related to the Cobalt Explorer construction project. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

In 2014, we will be exploring financing alternatives for the approximately $531.1 million of remaining funding commitments for the Cobalt Explorer. The timing and extent of any long-term contracts for the Cobalt Explorer is a significant factor that will affect our financing alternatives, which will have a significant impact on our liquidity position in 2015.

As of March 31, 2014, our long-term debt was composed of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	769,000	775,000
$500 million 2017 Term Loan, net of discount of $6,539 and $7,109	443,461	455,391
$350 million 2019 Term Loan, net of discount of $4,340 and $4,561	342,160	342,814
5.50% Convertible Notes, net of discount of $8,960 and $9,923	91,040	90,077
7.875% Convertible Notes, net of discount of $1,987 and $2,130	54,513	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $14,660 and $15,602	38,840	37,898
	2,889,014	2,915,550
Less current maturities of long-term debt and revolving credit facility	53,500	63,500
Long-term debt	$2,835,514	$2,852,050

In February 2014, we repurchased in the open market, and subsequently cancelled, $6.0 million of the 7.125% Senior Notes. In connection with this transaction, we recognized a charge of approximately $106,000 related to the early extinguishment of the debt.

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regards to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three months ended March 31, 2014 and 2013 were $1.2 million and $3.4 million, respectively.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $34.8 million and $39.4 million at March 31, 2014 and December 31, 2013, respectively. Deferred revenues are included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first three months of 2014 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of March 31, 2014, we had $785.6 million of variable rate debt, net of discount of $10.9 million, outstanding. In October 2012, we entered into the $500.0 million 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% of the original principal amount in the first year and 10% in subsequent years with final maturity in October 2017. In March 2013, we entered into the $350.0 million 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR above the LIBOR floor, we would be subject to an increase in interest expense of $7.9 million per annum based on March 31, 2014 outstanding principal amounts. As of March 31, 2014, the 1-year LIBOR rate was 0.55% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $41.8 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regards to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2014, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302*
32.1	Certification of Principal Executive Officer Pursuant to Section 906*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906*
101.INS	— XBRL Instance Document *
101.SCH	— XBRL Schema Document *
101.CAL	— XBRL Calculation Document *
101.DEF	— XBRL Definition Linkbase Document *
101.LAB	— XBRL Label Linkbase Document *
101.PRE	— XBRL Presentation Linkbase Document *
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

VANTAGE DRILLING COMPANY
Date: May 6, 2014	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)