Form 10-Q
period 2014-06-30
Vantage Drilling CO
filed 2014-08-05
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of Vantage Drilling Company ordinary shares outstanding as of July 18, 2014 is 306,200,417 shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88,976	$54,686
Restricted cash	—	2,125
Trade receivables	154,667	168,654
Inventory	60,872	55,804
Prepaid expenses and other current assets	18,890	23,717
Total current assets	323,405	304,986
Property and equipment
Property and equipment	3,493,052	3,472,407
Accumulated depreciation	(344,640)	(281,759)
Property and equipment, net	3,148,412	3,190,648
Other assets
Investment in joint venture	32,247	32,482
Other assets	82,718	100,027
Total other assets	114,965	132,509
Total assets	$3,586,782	$3,628,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,662	$65,115
Accrued liabilities	101,222	96,382
Current maturities of long-term debt and revolving credit agreement	53,500	63,500
Total current liabilities	212,384	224,997
Long–term debt, net of discount of $33,074 and $39,325	2,782,024	2,852,050
Other long-term liabilities	47,632	45,640
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 306,161 and 304,101 shares issued and outstanding	306	304
Additional paid-in capital	901,210	896,928
Accumulated deficit	(356,774)	(391,776)
Total shareholders’ equity	544,742	505,456
Total liabilities and shareholders’ equity	$3,586,782	$3,628,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Contract drilling services	$198,279	$155,803	413,211	290,467
Management fees	5,969	2,410	10,551	5,608
Reimbursables	15,470	12,424	28,421	21,563
Total revenue	219,718	170,637	452,183	317,638
Operating costs and expenses
Operating costs	98,002	77,117	199,724	152,434
General and administrative	8,366	7,054	16,481	14,481
Depreciation	31,630	24,980	63,255	49,841
Total operating costs and expenses	137,998	109,151	279,460	216,756
Income from operations	81,720	61,486	172,723	100,882
Other income (expense)
Interest income	11	74	24	170
Interest expense and other financing charges	(54,286)	(51,255)	(108,773)	(110,917)
Loss on debt extinguishment	(1,407)	-	(1,513)	(98,327)
Other, net	(539)	988	240	1,889
Total other income (expense)	(56,221)	(50,193)	(110,022)	(207,185)
Income (loss) before income taxes	25,499	11,293	62,701	(106,303)
Income tax provision	15,321	7,077	27,699	12,682
Net income (loss)	$10,178	$4,216	$35,002	$(118,985)

Earnings (loss) per share
Basic	$0.03	$0.01	$0.11	$(0.39)
Diluted	$0.03	$0.01	$0.11	$(0.39)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,002	$(118,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	63,255	49,841
Amortization of debt financing costs	5,918	6,588
Amortization of debt discount	5,676	1,835
Non-cash loss on debt extinguishment	1,513	6,070
Share-based compensation expense	4,284	3,652
Deferred income tax expense (benefit)	(343)	764
Equity in loss of joint venture	235	256
Loss on disposal of assets	663	14
Changes in operating assets and liabilities:
Restricted cash	2,125	162
Trade receivables	13,988	11,576
Inventory	(5,068)	(7,814)
Prepaid expenses and other current assets	5,054	5,308
Other assets	10,521	(4,646)
Accounts payable	(7,453)	7,218
Accrued liabilities and other long-term liabilities	4,527	(58,946)
Net cash provided by (used in) operating activities	139,897	(97,107)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19,262)	(45,130)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(19,262)	(45,128)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	—	775,000
Proceeds from issuance of term loan, net	—	344,750
Repayment of long-term debt	(76,261)	(1,013,374)
Repayment of revolving credit agreement, net	(10,000)	—
Debt issuance costs	(84)	(26,462)
Net cash provided by (used in) financing activities	(86,345)	79,914
Net increase (decrease) in cash and cash equivalents	34,290	(62,321)
Cash and cash equivalents—beginning of period	54,686	502,726
Cash and cash equivalents—end of period	$88,976	$440,405
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$98,330	$149,179
Taxes	12,804	9,286
Non-cash investing and financing transactions:
Interest capitalized	$(2,420)	$(7,751)
Trade-in value on equipment upgrades	(922)	—
Discount on repurchase of senior notes	(16)	—

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

In the first six months of 2014, we repurchased in the open market $7.5 million of our 7.125% Senior Secured Notes (the “7.125% Senior Notes”).  In June 2014, we made an additional principal payment of $42.0 million on our $500 million Term Loan (the “2017 Term Loan). In August 2014, we repurchased in the open market $8.0 million of our 7.125% Senior Secured Notes.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2013 is derived from our December 31, 2013 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2014 were $1.2 million and $2.4 million, respectively. Total interest and amortization costs capitalized for the three and six months ended June 30, 2013 were $3.0 million and $6.5 million, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which had contracted to build an ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. See “Note 4. Construction Supervision and Operations Management Agreements.” During the six-month period ended June 30, 2014, Sigma recognized a loss from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2013	$32,482
Vantage share of net losses	(235)
Balance, June 30, 2014	$32,247

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

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	306,080	302,063	305,683	301,596
Options and warrants	-	-	-	-
Convertible notes	-	-	78,907	-
Adjusted weighted average ordinary shares outstanding for diluted EPS	306,080	302,063	384,590	301,596

The following is a reconciliation of the number of shares excluded from diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Options and warrants	2,097	2,534	2,097	2,534
Convertible notes	78,907	31,904	-	31,904
Future potentially dilutive ordinary shares excluded from diluted EPS	81,004	34,438	2,097	34,438

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

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of June 30, 2014 or December 31, 2013.

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. We recognized approximately $2.1 million and $1.6 million of share-based compensation expense for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, we recognized $4.3 million and $3.7 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At June 30, 2014, the fair value of the 7.125% Senior Notes, the 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”), the 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) and the 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) discussed below under “Note 5. Debt” was approximately $781.9 million, $1.2 billion, $62.3 million and $102.2 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At June 30, 2014 and December 31, 2013, we had no outstanding derivative instruments.

Recent Accounting Standards: In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when it transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. We are beginning the process of evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of June 30, 2014, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $41.8 million, a Level 3 measurement. In July 2013, F3 Capital delivered formal notice to us that it believes we breached the F3 Capital Note. Among its claims, F3 Capital alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and have instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

Lawsuit

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the 270th Judicial District Court of Harris County, Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. In conjunction with the pending lawsuit, on June 20, 2014, we received notice that Mr. Su had filed an Original Counterclaim and Third Party Petition against the Company and certain of the Company's current and former officers and directors. The counterclaim alleges fraud, breach of fiduciary duty and theft by the Company and certain of its current and former officers and directors in the Company's dealings with Mr. Su. Further, the counterclaim alleges that the Company has wrongfully obtained an injunction against Mr. Su. In his counterclaim, Mr. Su asks that the Company recover nothing in its suit against Mr. Su and seeks actual damages up to a maximum amount of $8 billion, exemplary damages and attorneys' fees. We intend to vigorously defend against the charges made in the counterclaim and pursue our claims, but we can provide no assurance as to the outcome of this legal action.

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of June 30, 2014, and remains currently due and payable. We have issued demand letters regarding payment of the overdue amount.

4. Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the terms of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. In September 2013, we received notice from STX that it was suspending construction of the Palladium Explorer as a result of its negotiations to restructure its operations and finances with its lenders. In January 2014, Sigma issued a termination notice to STX as a result of unsuccessful negotiations to complete the construction of the Palladium Explorer, and Sigma terminated our construction management agreement. Sigma has received a refund of initial payments made on the Palladium Explorer, plus interest under a refund guarantee issued by an independent financial institution. In May 2014, we reached an agreement with Sigma regarding amounts owed to us under the construction management agreement, which resulted in payment to us of $4.0 million, including a $3.0 million termination fee. The remaining $1.7 million outstanding will be received on the earlier of the receipt of any further monies from STX or one year from the date of the agreement. With respect to our investment in Sigma, the shareholders of Sigma have approved a resolution that allows for a reduction in capital and the distribution of funds to its shareholders. While we believe we will recover substantially all of our investment, there can be no assurance that we will receive payments equal to the current amount of our investment in Sigma and the amounts due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs, and awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs, however, we continued to receive our management fees until mid-November. We managed the operations of the first two rigs in Mexico until May 31, 2014 when we transitioned the rig operations to the contractor. In connection therewith, we will receive a termination fee of $2.75 million, payable in six equal monthly installments, the first of which has been received.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. In September 2013, the agreement was modified and notice was given to us that the contract would terminate in six months. The agreement terminated in March 2014 and we have no further obligations with regard to the Dalian Developer.

5. Debt

Our debt was composed of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	767,473	775,000
$500 million 2017 Term Loan, net of discount of $5,419 and $7,109	390,081	455,391
$350 million 2019 Term Loan, net of discount of $4,117 and $4,561	341,508	342,814
5.50% Convertible Notes, net of discount of $7,986 and $9,923	92,014	90,077
7.875% Convertible Notes, net of discount of $1,843 and $2,130	54,657	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $13,709 and $15,602	39,791	37,898
	2,835,524	2,915,550
Less current maturities of long-term debt and revolving credit facility	53,500	63,500
Long-term debt	$2,782,024	$2,852,050

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

Concurrently with the closing of the 7.5% Senior Notes, we entered into the 2017 Term Loan. The 2017 Term Loan was issued at 98% of the face value and initially had an interest rate of LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity on October 25, 2017. The original issue discount, reported as a direct deduction from the face amount of the 2017 Term Loan, will be recognized over the life of the 2017 Term Loan using the effective interest rate method. The 2017 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

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

The net proceeds from the above described financings, after fees and expenses, of approximately $1.6 billion were used (i) to pay the total consideration and accrued and unpaid interest on a concurrent tender offer of $1.0 billion of OGIL’s existing debt and related consent solicitation, (ii) for general corporate purposes, including the funding of the final construction payment for the Tungsten Explorer drillship and (iii) to pay fees and expenses related to both of the financings, consent solicitation and related transactions.

In June 2014, we made an additional principal payment of $42.0 million on the 2017 Term Loan. In connection with this payment, we recognized a non-cash charge of approximately $1.4 million related to the write-off of deferred financing costs and original issuance discount on the debt.

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

Additionally during March 2013, we entered into the $350 million 2019 Term Loan (the “2019 Term Loan”). The 2019 Term Loan was issued at 98.5% of the face value and bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. The original issue discount, reported as a direct deduction from the face amount of the 2019 Term Loan, will be recognized over the life of the 2019 Term Loan using the effective interest rate method. The 2019 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

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

In February 2014, we repurchased in the open market, and subsequently cancelled, $6.0 million of the 7.125% Senior Notes. In connection with this transaction, we recognized a non-cash charge of approximately $106,000 related to the early extinguishment of the debt. In May 2014, we repurchased, and subsequently cancelled, an additional $1.5 million of the 7.125% Senior Notes and recognized a non-cash charge of approximately $10,600 related to the early extinguishment of the debt.

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

The 5.50% Convertible Notes are convertible into our ordinary shares, cash or a combination of ordinary shares and cash, at our election, based upon an initial conversion rate of 418.6289 ordinary shares per $1,000 principal amount of 5.50% Convertible Notes (equivalent to an initial conversion price of approximately $2.39 per ordinary share). In addition, for conversions by holders after July 15, 2013 and prior to July 15, 2016, converting holders are entitled to a conversion make-whole payment upon conversion.

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

The 5.50% Convertible Notes are subject to repurchase by us at the option of holders of the 5.50% Convertible Notes on July 15, 2016 and on July 15, 2018 for cash at a price equal to 100% of the principal amount of the 5.50% Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at June 30, 2014. As of June 30, 2014, we had issued letters of credit for $21.5 million under the Credit Agreement.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of June 30, 2014, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. Under our 2007 Long-Term Incentive Plan (the “LTIP”), we may issue a maximum of 45 million ordinary shares. During the six months ended June 30, 2014, we granted to employees and directors 4,266,869 time-vested restricted shares and 1,951,362 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2014 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $11.6 million, based on an average share price of $1.86 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the six months ended June 30, 2014, 1,973,565 of previously granted LTIP share awards vested. Additionally, in the six months ended June 30 2014, we issued 86,257 shares, valued at approximately $152,000, to directors in lieu of cash for directors’ fees.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have provided income taxes based on the tax laws and rates in effect in the countries in which operations are conducted, or in which we and/or our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases including, (i) actual income before taxes, (ii) deemed profits (which are generally determined by applying a tax rate to revenues rather than profits) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 forward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

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

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. In June 2014, Mr. Su filed a countersuit against us and certain of our current and former officers and directors. See above under “Note 3. Transactions with F3 Capital and Affiliates—Lawsuit” for additional information.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Prepaid insurance	$6,009	$13,178
Sales tax receivable	4,153	3,621
Income tax receivable	554	962
Current deferred tax asset	2,367	2,139
Other receivables	316	278
Deferred mobilization costs	—	665
Other	5,491	2,874
	$18,890	$23,717

Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Drilling equipment	$3,385,144	$3,376,631
Assets under construction	87,711	75,993
Office and technology equipment	18,217	17,750
Leasehold improvements	1,980	2,033
	3,493,052	3,472,407
Accumulated depreciation	(344,640)	(281,759)
Property and equipment, net	$3,148,412	$3,190,648

Other Assets

Other assets consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$49,358	$56,145
Performance bond collateral	6,600	24,882
Deferred certification costs	6,947	6,494
Deferred agent fees	6,648	7,160
Deferred mobilization costs	11,616	4,066
Deposits	1,549	1,280
	$82,718	$100,027

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Interest	$44,548	$43,064
Compensation	20,692	20,045
Insurance premiums	2,534	10,136
Unearned income	—	615
Deferred revenue	7,344	8,928
Property, service and franchise taxes	—	1,610
Income taxes payable	22,041	7,577
Other	4,063	4,407
	$101,222	$96,382

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Deferred revenue	$34,597	$34,385
Deferred income taxes	2,687	2,801
Other non-current liabilities	10,348	8,454
	$47,632	$45,640

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

For 2014 and 2013, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 24%, 24% and 21%, respectively, of consolidated revenue for the three months ended June 30, 2014. For the six months ended June 30, 2014, three customers accounted for 25%, 23% and 21%, respectively, of consolidated revenue. Two customers accounted for 31% and 25%, respectively, of consolidated revenue for the three months ended June 30, 2013. For the six months ended June 30, 2013, two customers accounted for 33% and 23%, respectively, of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

The 7.125% Senior Notes and 7.5% Senior Notes were issued under separate indentures and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our subsidiaries (the “Subsidiary Guarantors”). Our other subsidiaries have not guaranteed or pledged assets to secure the 7.125% Senior Notes or the 7.5% Senior Notes (collectively, the “Non-Guarantors”).

The following tables present the condensed consolidating financial information as of June 30, 2014 and 2013 and for the three and six months ended June 30, 2014 and 2013 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantors and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of June 30, 2014 and 2013 and results of operations for the three and six months ended June 30, 2014 and 2013, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$2,582	$1,324	$72,527	$12,543	$—	$88,976
Other current assets	636	354	215,197	18,242	—	234,429
Total current assets	3,218	1,678	287,724	30,785	—	323,405
Property and equipment, net	—	1,208	2,857,848	102,420	186,936	3,148,412
Investment in and advances to subsidiaries	653,629	1,433,214	1,053,496	2,104	(3,142,443)	—
Investment in joint venture	—	—	—	32,247	—	32,247
Other assets	10,189	45,817	21,941	4,771	—	82,718
Total assets	$667,036	$1,481,917	$4,221,009	$172,327	$(2,955,507)	$3,586,782

Accounts payable and accrued liabilities	$24,844	$28,171	$71,199	$34,670	$—	$158,884
Current maturities of long-term debt	—	53,500	—	—	—	53,500
Intercompany (receivable) payable	(308,125)	(867,106)	1,079,419	95,812	—	—
Total current liabilities	(283,281)	(785,435)	1,150,618	130,482	—	212,384
Long-term debt	186,463	2,595,561	—	—	—	2,782,024
Other long term liabilities	—	—	38,952	8,680	—	47,632
Shareholders’ equity (deficit)	763,854	(328,209)	3,031,439	33,165	(2,955,507)	544,742
Total liabilities and shareholders’ equity	$667,036	$1,481,917	$4,221,009	$172,327	$(2,955,507)	$3,586,782

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2014
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$207,068	$12,650	$219,718
Operating costs and expenses	2,492	157	119,026	16,323	137,998
Income (loss) from operations	(2,492)	(157)	88,042	(3,673)	81,720
Other, net	(4,574)	(51,117)	(189,089)	188,559	(56,221)
Income (loss) before income taxes	(7,066)	(51,274)	(101,047)	184,886	25,499
Income tax provision (benefit)	—	—	14,514	807	15,321
Net income (loss)	$(7,066)	$(51,274)	$(115,561)	$184,079	$10,178

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$427,783	$24,400	$452,183
Operating costs and expenses	3,730	310	243,052	32,368	279,460
Income (loss) from operations	(3,730)	(310)	184,731	(7,968)	172,723
Other, net	(9,169)	(101,112)	(188,508)	188,767	(110,022)
Income (loss) before income taxes	(12,899)	(101,422)	(3,777)	180,799	62,701
Income tax provision (benefit)	—	—	26,237	1,462	27,699
Net income (loss)	$(12,899)	$(101,422)	$(30,014)	$179,337	$35,002

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operating activities	$(18,789)	$(91,178)	$243,655	$6,209	$139,897
Net cash provided by (used in) investing activities	—	(217)	(3,571)	(15,474)	(19,262)
Net cash provided by (used in) financing activities	17,882	87,252	(205,045)	13,566	(86,345)
Net increase in cash and cash equivalents	(907)	(4,143)	35,039	4,301	34,290
Cash and cash equivalents—beginning of period	3,489	5,467	37,488	8,242	54,686
Cash and cash equivalents—end of period	$2,582	$1,324	$72,527	$12,543	$88,976

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$1,230	$230,526	$204,381	$4,268	$—	$440,405
Other current assets	605	2,125	162,367	10,960	—	176,057
Total current assets	1,835	232,651	366,748	15,228	—	616,462
Property and equipment, net	—	1,239	2,697,845	20,150	—	2,719,234
Investment in and advances to subsidiaries	654,624	1,437,887	1,056,112	1,692	(3,150,315)	—
Investment in joint venture	—	—	—	32,359	—	32,359
Other assets	9,198	55,669	26,372	1,822	—	93,061
Total assets	$665,657	$1,727,446	$4,147,077	$71,251	$(3,150,315)	$3,461,116

Accounts payable and accrued liabilities	$17,681	$29,181	$68,197	$18,132	$—	$133,191
Current maturities of long-term debt	—	47,250	—	—	—	47,250
Intercompany (receivable) payable	(221,712)	(911,034)	1,112,391	20,355	—	—
Total current liabilities	(204,031)	(834,603)	1,180,588	38,487	—	180,441
Long-term debt	90,052	2,694,793	—	—	—	2,784,845
Other long term liabilities	—	—	36,204	6,474	—	42,678
Shareholders’ equity (deficit)	779,636	(132,744)	2,930,285	26,290	(3,150,315)	453,152
Total liabilities and shareholders’ equity	$665,657	$1,727,446	$4,147,077	$71,251	$(3,150,315)	$3,461,116

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2013
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$159,922	$10,715	$170,637
Operating costs and expenses	3,192	(156)	95,375	10,740	109,151
Income (loss) from operations	(3,192)	156	64,547	(25)	61,486
Other, net	(3,117)	(48,091)	(2,619)	3,634	(50,193)
Income (loss) before income taxes	(6,309)	(47,935)	61,928	3,609	11,293
Income tax provision (benefit)	—	40	6,793	244	7,077
Net income (loss)	$(6,309)	$(47,975)	$55,135	$3,365	$4,216

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$298,530	$19,108	$317,638
Operating costs and expenses	6,856	(300)	192,772	17,428	216,756
Income (loss) from operations	(6,856)	300	105,758	1,680	100,882
Other, net	(6,241)	(202,866)	(1,846)	3,768	(207,185)
Income (loss) before income taxes	(13,097)	(202,566)	103,912	5,448	(106,303)
Income tax provision (benefit)	—	79	12,098	505	12,682
Net income (loss)	$(13,097)	$(202,645)	$91,814	$4,943	$(118,985)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operating activities	$(17,876)	$(241,029)	$161,570	$228	$(97,107)
Net cash provided by (used in) investing activities	—	(650)	(36,160)	(8,318)	(45,128)
Net cash provided by (used in) financing activities	3,635	49,737	21,028	5,514	79,914
Net increase in cash and cash equivalents	(14,241)	(191,942)	146,438	(2,576)	(62,321)
Cash and cash equivalents—beginning of period	15,471	422,468	57,943	6,844	502,726
Cash and cash equivalents—end of period	$1,230	$230,526	$204,381	$4,268	$440,405

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2014 and our results of operations for the three and six months ended June 30, 2014 and 2013. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for, and will operate and manage, drilling units owned by others. Through our fleet of drilling units we provide offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets.

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
(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram blowout preventers.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The price of oil, while volatile, remains at historically elevated levels which reflects growing demand as the economies around the world continue to show economic growth, albeit at a slow pace. The International Energy Agency estimates that demand growth for 2014 will increase by approximately 1.3 million barrels per day or 1.4%. The mid-year updates to the annual exploration and development spending surveys indicate that, while total spending growth remains consistent, the spending will be more focused on North American land exploration and development as improvements in shale drilling technology have increased the recovery of both oil and gas from shale based reserves. In one survey, the forecasted growth of exploration and development spending internationally has been reduced to approximately 1.3% as compared to 3.8% growth in the previous survey. This reduced spending, combined with the newbuild deliveries discussed below, is putting downward pressure on dayrates for offshore drilling rigs.

Our customers continue to favor newer, more technically capable rigs over older, less efficient rigs. However, during periods with a high rate of newbuild deliveries, competitors may significantly reduce the rates for the older, less efficient rigs in order to induce customers to contract their rigs. This tends to put downward pressure on dayrates for modern, high-specification assets as well, as the owners of those units reduce rates to be more competitive. The order book for jackups currently indicates that 21 additional jackups are scheduled for delivery through the end of 2014 with another 64 jackups scheduled for delivery in 2015. The order book for ultra deepwater floaters, including drillships and semisubmersibles, indicates that 19 additional floaters are scheduled for delivery in 2014 with another 27 floaters scheduled for delivery in 2015. We believe that all of the newbuild rigs will ultimately be contracted as either replacements for older rigs or through market expansion to meet growing demand.

An additional factor that impacts our ability to contract our drilling rigs is geopolitical risk.  Geopolitical risk in the Middle East, North Africa and West Africa has reduced access to these markets in recent years, leading to supply disruption. The timing and magnitude of incremental oil production from these regions potentially becoming available to the world market has made it difficult for our customers to estimate the total oil supply and related impact on world oil prices. Additionally, the possibility of easing international sanctions against Iran could increase oil supply from the Middle East. In response to political pressure to support social agendas and promote localization of the workforce and production spending, countries in West Africa and Latin America have adopted additional local spending requirements and taxes on oil and gas producing activities, which has increased the costs of developing these oil and gas reserves. As a result, some exploration and production projects in these countries have been delayed while the new regulations and contracting requirements are evaluated.

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

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2014	2015	2014	2015	Beyond
Jackups	94%	34%	$111,252	$80,417	$—
Drillships	100%	100%	$349,970	$643,054	$1,296,202

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	364	364	724	724
Utilization (2)	99.2%	89.5%	99.6%	93.9%
Average daily revenues (3)	$162,057	$186,329	$161,718	$167,907
Average daily revenues (4)	$162,057	$154,475	$161,718	$152,648
Deepwater
Operating rigs, end of period	3	2	3	2
Available days (1)	273	182	543	362
Utilization (2)	83.1%	97.3%	89.8%	92.9%
Average daily revenues (3)	$615,701	$537,378	$608,264	$524,121
(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
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

(4)	Excluding $10.4 million termination payment for the Sapphire Driller in May 2013.

The following table is an analysis of our operating results for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues	(In thousands)
Contract drilling services	$198,279	$155,803	$42,476	$413,211	$290,467	$122,744
Management fees	5,969	2,410	3,559	10,551	5,608	4,943
Reimbursables	15,470	12,424	3,046	28,421	21,563	6,858
Total revenues	219,718	170,637	49,081	452,183	317,638	134,545
Operating costs and expenses
Operating costs	98,002	77,117	(20,885)	199,724	152,434	(47,290)
General and administrative	8,366	7,054	(1,312)	16,481	14,481	(2,000)
Depreciation	31,630	24,980	(6,650)	63,255	49,841	(13,414)
Total operating expenses	137,998	109,151	(28,847)	279,460	216,756	(62,704)
Income (loss) from operations	81,720	61,486	20,234	172,723	100,882	71,841
Other income (expense)
Interest income	11	74	(63)	24	170	(146)
Interest expense and financing charges	(54,286)	(51,255)	(3,031)	(108,773)	(110,917)	2,144
Loss on debt extinguishment	(1,407)	—	(1,407)	(1,513)	(98,327)	96,814
Other income	(539)	988	(1,527)	240	1,889	(1,649)
Total other income (expense)	(56,221)	(50,193)	(6,028)	(110,022)	(207,185)	97,163
Income (loss) before income taxes	25,499	11,293	14,206	62,701	(106,303)	169,004
Income tax provision (benefit)	15,321	7,077	8,244	27,699	12,682	15,017
Net income (loss)	$10,178	$4,216	$5,962	$35,002	$(118,985)	$153,987

Revenue: Total revenue increased 29% and contract drilling revenue increased 27% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in drilling revenue was primarily due to the commencement of operations of the Tungsten Explorer in September 2013, which added $33.8 million of revenue, and to improved performance on the Titanium Explorer in 2014, which contributed additional revenue of $10.3 million.

Jackup utilization for the three months ended June 30, 2014 increased 9.7% compared to the prior year period. Jackup utilization in the prior year was lower due to days out of service following the early termination of the Sapphire Driller contract in May 2013. Deepwater utilization for the three months ended June 30, 2014 decreased approximately 14% compared to the prior year due to the mobilization of the Tungsten Explorer to West Africa during the current quarter.

Management fees and reimbursable revenue for the three months ended June 30, 2014 were $6.0 million and $15.5 million, respectively, as compared to $2.4 million and $12.4 million in the prior year period. The increase in management fees was due to having multiple construction management services projects in 2014 and to managing the operations of two jackups for a contractor in Mexico. The increase in reimbursable revenue was primarily due to higher reimbursables on the Tungsten Explorer and the Titanium Explorer.

Total revenue for the six months ended June 30, 2014 increased 42% as compared to the six months ended June 30, 2013 and contract drilling revenue increased 42% in the first six months of 2014 as compared to the same period in 2013. The increase in drilling revenue was primarily due to the commencement of operations of the Tungsten Explorer in September 2013, which added $88.2 million of revenue, and to improved performance on the Titanium Explorer in 2014, which contributed additional revenue of $31.3 million.

Jackup utilization for the six months ended June 30, 2014 increased 5.7% compared to the prior year due to the early termination of the Sapphire Driller contract in May 2013. Deepwater utilization for the six months ended June 30, 2014 decreased approximately 3% compared to the prior year due to the mobilization of the Tungsten Explorer to West Africa during the current period.

Management fees and reimbursable revenue increased in the six months ended June 30, 2014 compared to the prior year primarily due to having multiple construction management services projects in 2014 and to managing the operations of two jackups for a contractor in Mexico.

Operating costs: Operating costs for the three months ended June 30, 2014 increased 27% compared to the three months ended June 30, 2013, due primarily to an increase in operating costs on the Tungsten Explorer of approximately $12.0 million, to an increase in reimbursable costs of $2.3 million and to increased costs of approximately $4.8 million associated with the relocation of the Titanium Explorer from the U.S. Gulf of Mexico to West Africa.

Operating costs for the six months ended June 30, 2014 increased 31% compared to the six months ended June 30, 2013, due primarily to an increase in operating costs on the Tungsten Explorer of approximately $28.6 million, to an increase in reimbursable costs of $5.5 million and to increased costs of approximately $6.5 million associated with the relocation of the Titanium Explorer to West Africa.

General and administrative expenses: Increases in general and administrative expenses for both the three and six-month periods ended June 30, 2014 as compared to the three and six-month periods ended June 30, 2013 were primarily due to increased legal fees related to ongoing litigation.

Depreciation expense: The increase in depreciation expense for the three and six-month periods ended June 30, 2014 as compared to the same periods of 2013 were primarily due to the addition of the Tungsten Explorer to our operating fleet in the third quarter of 2013.

Interest expense and other financing charges: Interest expense and other financing charges for the three-month period ended June 30, 2014 increased over the same period in 2013 primarily because we had less capitalized interest in 2014 compared to 2013. We were capitalizing interest in 2013 on the Tungsten Explorer, until it commenced operations in September 2013. Interest expense and other financing charges for the six-month period ended June 30, 2014 decreased over the same period in 2013 primarily because of the refinancing of higher interest rate debt in October 2012 and March 2013, thus reducing our overall interest rates.

We capitalized $1.2 million and $2.4 million of interest and amortization costs in the three and six-month periods ended June 30, 2014, respectively. We capitalized $3.6 million and $7.8 million of interest and amortization costs, respectively, in the three and six-month periods ended June 30, 2013. The reduction in capitalized interest was due to the Tungsten Explorer commencing operations in September 2013.

Loss on extinguishment of debt: In connection with the additional principal payment of $42.0 million in June 2014 on the 2017 Term Loan, we recognized a loss of $1.4 million resulting from the write-off of deferred financing costs of $820,000 and original debt issuance discount of $576,000. During the six months ending June 30, 2014, we repurchased in the open market $7.5 million of our 7.125% Senior Notes and recognized a loss of $117,000 resulting from the write-off of deferred financing costs.

In the six-month period ended June 30, 2013, in connection with the early retirement of the remaining $1.0 billion of our prior 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $18.0 million.

Income tax expense: Income tax expense was $15.3 million and $27.7 million, respectively for the three and six-month periods ended June 30, 2014, as compared to $7.1 million and $12.7 million, respectively, for the comparable periods in 2013. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes during the three and six-month periods of 2014 was primarily due to tax expense related to the Tungsten Explorer, which was not in operation in the comparable periods of 2013, an increase in non-deductible expenses and an increase in income in jurisdictions with high statutory rates or jurisdictions where we are taxed on a deemed profit basis. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of June 30, 2014 we had working capital of approximately $111.0 million, including approximately $89.0 million of cash available for general corporate purposes. Additionally we have posted $6.6 million cash as collateral for bid tenders and performance bonds. We have approximately $257.0 million in available liquidity, including our available cash and $168.0 million available under our Credit Agreement. Under our Credit Agreement $32.0 million is reserved for letters of credit. As of June 30, 2014, we had issued letters of credit for $21.5 million.

Over the next 12 months, we are forecasting expenditures of approximately $245.3 million for principal (excluding voluntary prepayments) and interest payments on our outstanding debt, including scheduled maturities of $53.5 million on our long-term debt. For the remainder of 2014, we anticipate spending approximately $27.0 million on capital expenditures, including $15.9 million on sustaining capital expenditures and our fleet capital spares program and $11.1 million on the Cobalt Explorer. In January 2015, we have the second milestone shipyard payment of $59.5 million due on the Cobalt Explorer. The third, and final, milestone payment is due upon delivery, which is currently expected to be in the fourth quarter of 2015. Additionally, we are currently forecasting spending an additional $36.8 million on capital expenditures, including the Cobalt Explorer, and fleet capital spares in the first six months of 2015. These amounts do not include any capitalized interest related to the Cobalt Explorer construction project. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

In the second half of 2014, we will be exploring financing alternatives for the remaining shipyard funding commitments for the Cobalt Explorer. We are currently pursuing drilling contracts for the Cobalt Explorer, and the timing and extent of any such contracts is a significant factor that will affect our financing alternatives, which will have a significant impact on our liquidity position in 2015.

As of June 30, 2014, our long-term debt was composed of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,150,000	$1,150,000
7.125% Senior Notes, issued at par	767,473	775,000
$500 million 2017 Term Loan, net of discount of $5,419 and $7,109	390,081	455,391
$350 million 2019 Term Loan, net of discount of $4,117 and $4,561	341,508	342,814
5.50% Convertible Notes, net of discount of $7,986 and $9,923	92,014	90,077
7.875% Convertible Notes, net of discount of $1,843 and $2,130	54,657	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $13,709 and $15,602	39,791	37,898
	2,835,524	2,915,550
Less current maturities of long-term debt and revolving credit facility	53,500	63,500
Long-term debt	$2,782,024	$2,852,050

In February 2014, we repurchased in the open market, and subsequently cancelled, $6.0 million of the 7.125% Senior Notes. In connection with this transaction, we recognized a non-cash charge of approximately $106,000 related to the early extinguishment of the debt. In May 2014, we repurchased, and subsequently cancelled, an additional $1.5 million of the 7.125% Senior Notes and recognized a non-cash charge of approximately $10,600 related to the early extinguishment of the debt.

In June 2014, we made an additional principal payment of $42.0 million on the 2017 Term Loan. In connection with this payment, we recognized a non-cash charge of approximately $1.4 million related to the write-off of deferred financing costs and original issuance discount on the debt.

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2014 were $1.2 million and $2.4 million, respectively. Total interest and amortization costs capitalized for the three and six months ended June 30, 2013 were $3.0 million and $6.5 million, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated discounted cash flows. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenue under drilling contracts was $34.6 million and $39.4 million at June 30, 2014 and December 31, 2013, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations, and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first six months of 2014 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of June 30, 2014, we had $731.6 million of variable rate debt, net of discount of $9.5 million, outstanding. In October 2012, we entered into the 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% of the original principal amount in the first year and 10% in subsequent years with final maturity in October 2017. In March 2013, we entered into the 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR above the LIBOR floor, we would be subject to an increase in interest expense of $7.4 million per annum based on June 30, 2014 outstanding principal amounts. As of June 30, 2014, the 1-year LIBOR rate was 0.55% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $39.6 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regards to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2014, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
10.1

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated July 16, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.2

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated July 16, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.3

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas W. Halkett dated July 16, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.4

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Donald Munro dated July 16, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.5

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and William L. Thomson dated July 16, 2014 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.6

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Christopher G. DeClaire dated July 16, 2014 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.7

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated July 16, 2014 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.8

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Michel R. C. Derbyshire dated July 16, 2014 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

10.9

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Mark C. Howell dated July 16, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE DRILLING COMPANY
Date: August 5, 2014	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)