Form 10-Q
period 2014-09-30
Vantage Drilling CO
filed 2014-10-31
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of Vantage Drilling Company ordinary shares outstanding as of October 23, 2014 is 307,792,075 shares.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to our plans, goals, strategies, intent, beliefs and current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Items contemplating or making assumptions about our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information also constitute such forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties associated with the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$81,315	$54,686
Restricted cash	—	2,125
Trade receivables	224,572	168,654
Inventory	64,485	55,804
Prepaid expenses and other current assets	15,821	23,717
Total current assets	386,193	304,986
Property and equipment
Property and equipment	3,509,267	3,472,407
Accumulated depreciation	(376,280)	(281,759)
Property and equipment, net	3,132,987	3,190,648
Other assets
Investment in joint venture	1,571	32,482
Other assets	83,083	100,027
Total other assets	84,654	132,509
Total assets	$3,603,834	$3,628,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,848	$65,115
Accrued liabilities	131,168	96,382
Current maturities of long-term debt and revolving credit agreement	53,500	63,500
Total current liabilities	242,516	224,997
Long–term debt, net of discount of $30,253 and $39,325	2,731,970	2,852,050
Other long-term liabilities	87,966	45,640
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 307,732 and 304,101 shares issued and outstanding	308	304
Additional paid-in capital	903,464	896,928
Accumulated deficit	(362,390)	(391,776)
Total shareholders’ equity	541,382	505,456
Total liabilities and shareholders’ equity	$3,603,834	$3,628,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Contract drilling services	$189,648	$158,887	602,859	449,354
Management fees	1,923	3,903	12,474	9,511
Reimbursables	15,947	13,095	44,368	34,658
Total revenue	207,518	175,885	659,701	493,523
Operating costs and expenses
Operating costs	111,271	84,132	310,995	236,566
General and administrative	9,980	8,891	26,461	23,372
Depreciation	31,639	24,886	94,894	74,727
Total operating costs and expenses	152,890	117,909	432,350	334,665
Income from operations	54,628	57,976	227,351	158,858
Other income (expense)
Interest income	14	26	38	195
Interest expense and other financing charges	(53,376)	(47,379)	(162,149)	(158,296)
Gain (loss) on debt extinguishment	1,051	-	(462)	(98,327)
Other, net	376	305	616	2,195
Total other income (expense)	(51,935)	(47,048)	(161,957)	(254,233)
Income (loss) before income taxes	2,693	10,928	65,394	(95,375)
Income tax provision	8,309	4,084	36,008	16,766
Net income (loss)	$(5,616)	$6,844	$29,386	$(112,141)

Earnings (loss) per share
Basic	$(0.02)	$0.02	$0.10	$(0.37)
Diluted	$(0.02)	$0.02	$0.10	$(0.37)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,386	$(112,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	94,894	74,727
Amortization of debt financing costs	8,713	9,425
Amortization of debt discount	8,496	4,605
Non-cash loss on debt extinguishment	462	6,070
Share-based compensation expense	6,540	5,431
Deferred income tax expense (benefit)	(184)	858
Equity in loss of joint venture	317	345
Loss on disposal of assets	558	114
Changes in operating assets and liabilities:
Restricted cash	2,125	162
Trade receivables	(55,917)	(25,463)
Inventory	(8,681)	(15,146)
Prepaid expenses and other current assets	7,686	11,709
Other assets	6,660	(6,866)
Accounts payable	(7,267)	5,715
Accrued liabilities and other long-term liabilities	81,194	(25,146)
Net cash provided by (used in) operating activities	174,982	(65,601)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(34,137)	(548,621)
Return of investment in joint venture	23,250	—
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(10,887)	(548,619)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	—	775,000
Proceeds from issuance of term loan, net	—	344,750
Proceeds from the issuance of senior convertible notes	—	100,000
Repayment of long-term debt	(127,466)	(1,020,499)
Proceeds from (repayment of) revolving credit agreement, net	(10,000)	10,000
Debt issuance costs	—	(30,028)
Net cash provided by (used in) financing activities	(137,466)	179,223
Net increase (decrease) in cash and cash equivalents	26,629	(434,997)
Cash and cash equivalents—beginning of period	54,686	502,726
Cash and cash equivalents—end of period	$81,315	$67,729
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$115,142	$164,955
Taxes	17,415	15,478
Non-cash investing and financing transactions:
Interest capitalized	$(3,759)	$(17,592)
Trade-in value on equipment upgrades	(922)	—
Discount on repurchase of senior notes	(1,685)	—
Fair value of embedded conversion option of Convertible Notes	—	11,732
Write-off of joint venture deferred construction supervision revenue	7,344	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling Company is a holding company organized under the laws of the Cayman Islands on November 14, 2007 with no significant operations or assets, other than its interests in its subsidiaries. Through our direct and indirect subsidiaries, Vantage Drilling Company is an international offshore drilling contractor for the oil and gas industry focused on operating a fleet of modern, high-specification mobile offshore drilling units (“MODUs”). Our operating fleet currently consists of four ultra-premium jackup rigs and three ultra-deepwater drillships. Our global fleet is currently located in India, Southeast Asia and West Africa.

In the first nine months of 2014, we repurchased in the open market $40.0 million of our 7.125% Senior Secured Notes (the “7.125% Senior Notes”) and $7.0 million of our 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”).  In June 2014, we made an additional principal payment of $42.0 million on our $500 million Term Loan (the “2017 Term Loan”). In October 2014, we repurchased in the open market $5.0 million of our 7.125% Senior Notes, $12.4 million of our 7.5% Senior Notes and $13.4 million of our 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”).

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2013 is derived from our December 31, 2013 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2014 were $1.3 million and $3.8 million, respectively. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2013 were $9.5 million and $15.9 million, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which had contracted to build an ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the remaining shareholders of Sigma, of which we received $23.3 million. See “Note 4. Construction Supervision and Operations Management Agreements.” During the three and nine-month periods ended September 30, 2014 and 2013, Sigma recognized losses from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2013	$32,482
Return of investment	(23,250)
Write-off of deferred construction supervision revenue	(7,344)
Vantage share of net losses	(317)
Balance, September 30, 2014	$1,571

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

Income Taxes: Income taxes are provided for based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

Earnings per Share: Basic earnings (loss) per share are based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted earnings (loss) per share are computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	306,761	302,682	306,046	301,962
Options and warrants	-	-	-	-
Convertible notes	-	-	-	-
Adjusted weighted average ordinary shares outstanding for diluted EPS	306,761	302,682	306,046	301,962

The following is a reconciliation of the number of shares excluded from diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Options and warrants	2,097	2,469	2,097	2,469
Convertible notes	77,561	79,059	77,561	79,059
Future potentially dilutive ordinary shares excluded from diluted EPS	79,658	81,528	79,658	81,528

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

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of September 30, 2014 or December 31, 2013.

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. We recognized approximately $2.3 million and $1.8 million of share-based compensation expense for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we recognized approximately $6.5 million and $5.4 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2014, the fair value of the 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”), 7.125% Senior Notes, the 7.5% Senior Notes and the 7.875% Convertible Notes was approximately $86.0 million, $649.5 million, $1.1 billion and $54.9 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At September 30, 2014 and December 31, 2013, we had no outstanding derivative instruments.

Recent Accounting Standards: In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. We are beginning the process of evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of September 30, 2014, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $33.7 million, a Level 3 measurement. In July 2013, F3 Capital delivered formal notice to us that it believes we breached the F3 Capital Note. Among its claims, F3 Capital alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and instituted an action for declaratory relief in the English High Court for purposes of obtaining a judicial determination on F3 Capital’s claims. We intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that the court will agree with our interpretation.

Lawsuit

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. The lawsuit, styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su, is currently pending in the 270th Judicial District Court of Harris County, Texas. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer. In conjunction with the pending lawsuit, on June 20, 2014, we received notice that Mr. Su had filed a countersuit against the Company and certain of the Company's current and former officers and directors. The countersuit alleges fraud, breach of fiduciary duty and theft by the Company and certain of its current and former officers and directors in the Company's dealings with Mr. Su. Further, the countersuit alleges that the Company has wrongfully obtained an injunction against Mr. Su. In his countersuit, Mr. Su asks that the Company recover nothing in its suit against Mr. Su and seeks actual damages of at least $8 billion, exemplary damages, attorneys' fees and other relief. We intend to vigorously defend against the charges made in the countersuit and pursue our claims, but we can provide no assurance as to the outcome of this legal action.

Drillship Construction Supervision Agreement

We had a construction supervision agreement with an affiliate of F3 Capital that entitled us to payments for supervising the construction of Hull 3608, an ultra-deepwater drillship. In November 2009, pursuant to the terms of the construction supervision agreement, the affiliate of F3 Capital cancelled the agreement. Management fee revenue of approximately $3.0 million for construction services rendered by us in 2009 prior to the suspension and cancellation has not been paid as of September 30, 2014, and remains currently due and payable. We have issued demand letters regarding payment of the overdue amount.

4. Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer. Pursuant to the terms of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. Following the receipt of notice in September 2013 that STX was suspending construction of the Palladium Explorer, Sigma terminated our construction management agreement in January 2014. In May 2014, we reached an agreement with Sigma regarding amounts owed to us under the construction management agreement, which resulted in payment to us of $4.0 million, including a $3.0 million termination fee. The remaining $1.7 million outstanding will be received on the earlier of the receipt of any further monies from STX or one year from the date of the agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the shareholders of Sigma, of which we received $23.3 million. While we continue to believe we will recover substantially all of our remaining investment, there can be no assurance that we will receive payments equal to the current amount of our investment in Sigma and the amount due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs, and awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs, however, we continued to receive our management fees until mid-November. We managed the operations of the first two rigs in Mexico until May 31, 2014 when we transitioned the rig operations to the contractor. In connection therewith, we are receiving a termination fee of $2.75 million, payable in six equal monthly installments beginning June 30, 2014 and have received four payments thus far.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. In September 2013, the agreement was modified and notice was given to us that the contract would terminate in six months. The agreement terminated in March 2014 and we have no further obligations with regard to the Dalian Developer.

5. Debt

Our debt was composed of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,143,000	$1,150,000
7.125% Senior Notes, issued at par	734,973	775,000
$500 million 2017 Term Loan, net of discount of $4,916 and $7,109	378,084	455,391
$350 million 2019 Term Loan, net of discount of $3,893 and $4,561	340,857	342,814
5.50% Convertible Notes, net of discount of $7,001 and $9,923	92,999	90,077
7.875% Convertible Notes, net of discount of $1,696 and $2,130	54,804	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $12,747 and $15,602	40,753	37,898
	2,785,470	2,915,550
Less current maturities of long-term debt and revolving credit facility	53,500	63,500
Long-term debt	$2,731,970	$2,852,050

 7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, Offshore Group Investment Limited, one of our wholly-owned subsidiaries (“OGIL”), issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

In November 2013, the 2017 Term Loan was amended to modify the applicable interest rates to: (i) decrease the adjusted LIBOR margin from 5.0% to 4.0% per annum, (ii) decrease the LIBOR floor from 1.25% to 1.0% per annum and (iii) decrease the ABR margin from 4.0% to 3.0%. The amendment also reflected a decrease in the principal amount due from $500 million to $475 million as a result of us making scheduled principal repayments under the original note.

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

In September 2014, we repurchased in the open market, and subsequently cancelled, $7.0 million of the 7.5% Senior Notes. In connection with this transaction, we recognized a non-cash gain of approximately $74,000 related to the early extinguishment of the debt.

7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, OGIL issued $775.0 million in aggregate principal amount of 7.125% Senior Notes under an indenture. The 7.125% Senior Notes were issued at par and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

In February 2014, we repurchased in the open market, and subsequently cancelled, $6.0 million of the 7.125% Senior Notes. In connection with this transaction, we recognized a non-cash charge of approximately $106,000 related to the early extinguishment of the debt. In May 2014, we repurchased, and subsequently cancelled, an additional $1.5 million of the 7.125% Senior Notes and recognized a non-cash charge of approximately $10,600 related to the early extinguishment of the debt. In the three months ending September 30, 2014, we repurchased, and subsequently cancelled, an additional $32.5 million of the 7.125% Senior Notes and recognized a non-cash gain of approximately $977,000 related to the early extinguishment of the debt.

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

Due to the embedded conversion option related to the cash settlement provisions, we evaluated the 7.875% Convertible Notes based on the market terms of new, nonconvertible debt issuances made by companies with similar credit ratings, adjusting for the unsecured nature of the 7.875% Convertible Notes. Based on this evaluation, we determined that the fair value of the 7.875% Convertible Notes absent the conversion feature was approximately $53.6 million at issuance. The difference between the par value and the fair value at date of issuance of the 7.875% Convertible Notes was recorded as equity and as a debt discount, and is being amortized to interest expense over the expected life of the 7.875% Convertible Notes using the effective interest rate method.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We believe we were in compliance with all financial covenants of the Credit Agreement at September 30, 2014. As of September 30, 2014, we had issued letters of credit for $21.5 million under the Credit Agreement.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of September 30, 2014, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. Under our 2007 Long-Term Incentive Plan (the “LTIP”), we may issue a maximum of 45 million ordinary shares. During the nine months ended September 30, 2014, we granted to employees and directors 4,321,289 time-vested restricted shares and 1,978,542 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2014 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $11.7 million, based on an average share price of $1.86 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the nine months ended September 30, 2014, 2,836,634 of previously granted time-vested restricted share awards and 668,550 performance units, including 96,176 additional shares issued pursuant to achievement of pre-determined criteria, vested. Additionally, in the nine months ended September 30 2014, we issued 125,971 shares, valued at approximately $230,000, to directors in lieu of cash for directors’ fees.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have provided income taxes based on the tax laws and rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases, including (i) actual income before taxes, (ii) deemed profits (which are generally determined by applying a tax rate to revenues rather than profits) and (iii) withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting our company and industry, many of which are beyond our control.

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statutes of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 and forward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Prepaid insurance	$1,914	$13,178
Sales tax receivable	4,822	3,621
Income tax receivable	2,077	962
Current deferred tax asset	1,931	2,139
Other receivables	1,093	278
Deferred mobilization costs	—	665
Other	3,984	2,874
	$15,821	$23,717

Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Drilling equipment	$3,382,927	$3,376,631
Assets under construction	104,911	75,993
Office and technology equipment	19,449	17,750
Leasehold improvements	1,980	2,033
	3,509,267	3,472,407
Accumulated depreciation	(376,280)	(281,759)
Property and equipment, net	$3,132,987	$3,190,648

Other Assets

Other assets consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$45,861	$56,145
Performance bond collateral	6,600	24,882
Deferred certification costs	7,670	6,494
Deferred agent fees	6,388	7,160
Deferred mobilization costs	15,144	4,066
Deferred income taxes	11	-
Deposits	1,409	1,280
	$83,083	$100,027

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Interest	$76,750	$43,064
Compensation	21,067	20,045
Insurance premiums	—	10,136
Unearned income	—	615
Deferred revenue	—	8,928
Property, service and franchise taxes	—	1,610
Income taxes payable	27,145	7,577
Other	6,206	4,407
	$131,168	$96,382

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Deferred revenue	$75,034	$34,385
Deferred income taxes	2,409	2,801
Other non-current liabilities	10,523	8,454
	$87,966	$45,640

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

For 2014 and 2013, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 32%, 24%, 18% and 11% of consolidated revenue for the three months ended September 30, 2014. For the nine months ended September 30, 2014, four customers accounted for 23%, 21%, 20% and 15% of consolidated revenue. Three customers accounted for 31%, 30 % and 10% of consolidated revenue for the three months ended September 30, 2013. For the nine months ended September 30, 2013, three customers accounted for 32%, 26% and 11% of consolidated revenue.

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

The following tables present the condensed consolidating financial information as of September 30, 2014 and 2013 and for the three and nine months ended September 30, 2014 and 2013 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL, (iii) the Subsidiary Guarantors, (iv) the Non-Guarantors and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of September 30, 2014 and 2013 and results of operations for the three and nine months ended September 30, 2014 and 2013, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$3,364	$39,375	$32,412	$6,164	$—	$81,315
Other current assets	615	73	289,807	14,383	—	304,878
Total current assets	3,979	39,448	322,219	20,547	—	386,193
Property and equipment, net	—	1,121	2,836,674	109,372	185,820	3,132,987
Investment in and advances to subsidiaries	653,679	1,433,914	1,053,496	2,104	(3,143,193)	—
Investment in joint venture	—	—	—	1,571	—	1,571
Other assets	9,546	42,702	26,158	4,677	—	83,083
Total assets	$667,204	$1,517,185	$4,238,547	$138,271	$(2,957,373)	$3,603,834

Accounts payable and accrued liabilities	$19,004	$62,048	$83,325	$24,639	$—	$189,016
Current maturities of long-term debt	—	53,500	—	—	—	53,500
Intercompany (receivable) payable	(296,590)	(765,545)	990,031	72,104	—	—
Total current liabilities	(277,586)	(649,997)	1,073,356	96,743	—	242,516
Long-term debt	188,556	2,543,414	—	—	—	2,731,970
Other long term liabilities	—	—	79,503	8,463	—	87,966
Shareholders’ equity (deficit)	756,234	(376,232)	3,085,688	33,065	(2,957,373)	541,382
Total liabilities and shareholders’ equity	$667,204	$1,517,185	$4,238,547	$138,271	$(2,957,373)	$3,603,834

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$203,271	$4,247	$207,518
Operating costs and expenses	2,859	165	139,538	10,328	152,890
Income (loss) from operations	(2,859)	(165)	63,733	(6,081)	54,628
Other, net	(4,508)	(47,812)	393	(8)	(51,935)
Income (loss) before income taxes	(7,367)	(47,977)	64,126	(6,089)	2,693
Income tax provision (benefit)	—	—	7,563	746	8,309
Net income (loss)	$(7,367)	$(47,977)	$56,563	$(6,835)	$(5,616)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$631,054	$28,647	$659,701
Operating costs and expenses	6,590	475	384,450	40,835	432,350
Income (loss) from operations	(6,590)	(475)	246,604	(12,188)	227,351
Other, net	(13,678)	(148,924)	(188,113)	188,758	(161,957)
Income (loss) before income taxes	(20,268)	(149,399)	58,491	176,570	65,394
Income tax provision (benefit)	—	—	33,800	2,208	36,008
Net income (loss)	$(20,268)	$(149,399)	$24,691	$174,362	$29,386

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operating activities	$(32,916)	$(102,868)	$301,548	$9,218	$174,982
Net cash provided by (used in) investing activities	—	(217)	(11,782)	1,112	(10,887)
Net cash provided by (used in) financing activities	32,791	136,992	(294,842)	(12,407)	(137,466)
Net increase (decrease) in cash and cash equivalents	(125)	33,907	(5,076)	(2,077)	26,629
Cash and cash equivalents—beginning of period	3,489	5,468	37,488	8,241	54,686
Cash and cash equivalents—end of period	$3,364	$39,375	$32,412	$6,164	$81,315

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash and cash equivalents	$27,386	$8,817	$25,902	$5,624	$—	$67,729
Other current assets	443	2,125	198,799	12,819	—	214,186
Total current assets	27,829	10,942	224,701	18,443	—	281,915
Property and equipment, net	—	1,227	3,119,328	86,646	—	3,207,201
Investment in and advances to subsidiaries	654,624	1,437,787	1,056,395	1,804	(3,150,610)	—
Investment in joint venture	—	—	—	32,650	—	32,650
Other assets	12,112	53,224	26,938	3,736	—	96,010
Total assets	$694,565	$1,503,180	$4,427,362	$143,279	$(3,150,610)	$3,617,776

Accounts payable and accrued liabilities	$15,732	$64,159	$67,992	$28,831	$—	$176,714
Current maturities of long-term debt	—	63,500	—	—	—	63,500
Intercompany (receivable) payable	(285,369)	(1,131,153)	1,335,985	80,537	—	—
Total current liabilities	(269,637)	(1,003,494)	1,403,977	109,368	—	240,214
Long-term debt	180,252	2,682,255	—	—	—	2,862,507
Other long term liabilities	—	—	34,756	6,792	—	41,548
Shareholders’ equity (deficit)	783,950	(175,581)	2,988,629	27,119	(3,150,610)	473,507
Total liabilities and shareholders’ equity	$694,565	$1,503,180	$4,427,362	$143,279	$(3,150,610)	$3,617,776

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$163,506	$12,379	$175,885
Operating costs and expenses	3,263	50	97,701	16,895	117,909
Income (loss) from operations	(3,263)	(50)	65,805	(4,516)	57,976
Other, net	(4,446)	(42,916)	199	115	(47,048)
Income (loss) before income taxes	(7,709)	(42,966)	66,004	(4,401)	10,928
Income tax provision (benefit)	—	59	2,943	1,082	4,084
Net income (loss)	$(7,709)	$(43,025)	$63,061	$(5,483)	$6,844

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Revenues	$—	$—	$462,035	$31,488	$493,523
Operating costs and expenses	6,504	112	281,541	46,508	334,665
Income (loss) from operations	(6,504)	(112)	180,494	(15,020)	158,858
Other income (expense)	(10,687)	(245,782)	(1,647)	3,883	(254,233)
Income (loss) before income taxes	(17,191)	(245,894)	178,847	(11,137)	(95,375)
Income tax provision (benefit)	—	138	15,041	1,587	16,766
Net income (loss)	$(17,191)	$(246,032)	$163,806	$(12,724)	$(112,141)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operating activities	$(27,152)	$(254,448)	$206,052	$9,947	$(65,601)
Net cash provided by (used in) investing activities	—	(658)	(473,474)	(74,487)	(548,619)
Net cash provided by (used in) financing activities	39,067	(158,544)	235,381	63,319	179,223
Net increase (decrease) in cash and cash equivalents	11,915	(413,650)	(32,041)	(1,221)	(434,997)
Cash and cash equivalents—beginning of period	15,471	422,467	57,943	6,845	502,726
Cash and cash equivalents—end of period	$27,386	$8,817	$25,902	$5,624	$67,729

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2014 and our results of operations for the three and nine months ended September 30, 2014 and 2013. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. In a series of estimate revisions, the International Energy Agency now estimates that demand growth for 2014 will increase by approximately 700,000 barrels per day or 0.8% which is a significant reduction from the demand growth estimate of 1.3 million barrels per day or 1.4% estimated in the prior quarter. The driver of the revised estimates has been a perceived economic slowdown in China and Europe.  These estimate revisions have resulted in a steep decline in oil prices and increased the uncertainty around short-term drilling programs.

Our customers continue to favor newer, more technically capable rigs over older, less efficient rigs. However, during periods with a high rate of newbuild deliveries, competitors may significantly reduce the rates for the older, less efficient rigs in order to induce customers to contract their rigs. This tends to put downward pressure on dayrates for modern, high-specification assets as well, as the owners of those units reduce rates to be more competitive. The order book for jackups currently indicates that 10 additional jackups are scheduled for delivery through the end of 2014 with another 64 jackups scheduled for delivery in 2015. The order book for ultra deepwater floaters, including drillships and semisubmersibles, indicates that 12 additional floaters are scheduled for delivery in 2014 with another 28 floaters scheduled for delivery in 2015. We believe that all of the newbuild rigs will ultimately be contracted as either replacements for older rigs or through market expansion to meet growing demand. However, in the near-term, a few competitors are facing the possibility of having newly built rigs delivered without contracts, which in turn is resulting in drastic price cutting in such cases and is putting significant pressure on current dayrate benchmarks. We believe that these conditions will persist into 2015.

An additional factor that impacts our ability to contract our drilling rigs is geopolitical risk.  Geopolitical risk in parts of the Middle East, North Africa and West Africa has reduced access to these markets in recent years, leading to supply disruption. Additionally, international sanctions against Russia has reduced access for us and our competitors to this market, creating additional competition from rigs that otherwise would have been working in Russia.  The timing and magnitude of incremental oil production from these regions potentially becoming available to the world market has made it difficult for our customers to estimate the total oil supply and related impact on world oil prices. Additionally, the possibility of easing international sanctions against Iran could increase oil supply from the Middle East. In response to political pressure to support social agendas and promote localization of the workforce and production spending, countries in West Africa and Latin America have adopted additional local spending requirements and taxes on oil and gas producing activities, which has increased the costs of developing these oil and gas reserves. As a result, some exploration and production projects in these countries have been delayed while the new regulations and contracting requirements are evaluated.

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

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2014	2015	2014	2015	Beyond
Jackups	87%	47%	$51,893	$106,347	$—
Drillships	100%	100%	$199,433	$642,765	$1,315,751

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

The following table sets forth selected contract drilling operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	368	368	1,092	1,092
Utilization (2)	99.2%	71.4%	99.2%	86.3%
Average daily revenues (3)	$159,700	$166,592	$161,534	$167,540
Average daily revenues (4)	$159,700	$162,784	$161,534	$155,471
Deepwater
Operating rigs, end of period	3	3	3	3
Available days (1)	276	194	819	556
Utilization (2)	75.7%	98.2%	84.8%	94.8%
Average daily revenues (3)	$629,141	$603,314	$616,342	$552,787
(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
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

(4)

Excluding $1.0 million and $11.4 million in the three and nine months ended September 30, 2013, respectively, related to the termination fee for a Sapphire Driller contract which was paid in lieu of drilling.

The following table is an analysis of our operating results for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	(In thousands)
Contract drilling services	$189,648	$158,887	$30,761	$602,859	$449,354	$153,505
Management fees	1,923	3,903	(1,980)	12,474	9,511	2,963
Reimbursables	15,947	13,095	2,852	44,368	34,658	9,710
Total revenues	207,518	175,885	31,633	659,701	493,523	166,178
Operating costs and expenses
Operating costs	111,271	84,132	(27,139)	310,995	236,566	(74,429)
General and administrative	9,980	8,891	(1,089)	26,461	23,372	(3,089)
Depreciation	31,639	24,886	(6,753)	94,894	74,727	(20,167)
Total operating expenses	152,890	117,909	(34,981)	432,350	334,665	(97,685)
Income (loss) from operations	54,628	57,976	(3,348)	227,351	158,858	68,493
Other income (expense)
Interest income	14	26	(12)	38	195	(157)
Interest expense and financing charges	(53,376)	(47,379)	(5,997)	(162,149)	(158,296)	(3,853)
Gain (loss) on debt extinguishment	1,051	—	1,051	(462)	(98,327)	97,865
Other income	376	305	71	616	2,195	(1,579)
Total other income (expense)	(51,935)	(47,048)	(4,887)	(161,957)	(254,233)	92,276
Income (loss) before income taxes	2,693	10,928	(8,235)	65,394	(95,375)	160,769
Income tax provision (benefit)	8,309	4,084	4,225	36,008	16,766	19,242
Net income (loss)	$(5,616)	$6,844	$(12,460)	$29,386	$(112,141)	$141,527

Revenue: Total revenue increased 18% and contract drilling revenue increased 19% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in drilling revenue was primarily due to the commencement of operations of the Tungsten Explorer in September 2013, which added $36.1 million of revenue.

Jackup utilization for the three months ended September 30, 2014 increased 27.8% compared to the prior year period. Jackup utilization in the prior year was lower due to days out of service following the early termination of the Sapphire Driller contract in May 2013. Deepwater utilization for the three months ended September 30, 2014 decreased approximately 22% compared to the prior year due to the mobilization of the Tungsten Explorer to West Africa during the current quarter.

Management fees and reimbursable revenue for the three months ended September 30, 2014 were $1.9 million and $15.9 million, respectively, as compared to $3.9 million and $13.1 million in the prior year period. The decrease in management fees was primarily due to the termination of the operations management contract of two jackups in Mexico. The increase in reimbursable revenue was primarily due to higher reimbursables on the Tungsten Explorer.

Total revenue for the nine months ended September 30, 2014 increased 34% as compared to the nine months ended September 30, 2013 and contract drilling revenue increased 34% in the first nine months of 2014 as compared to the same period in 2013. The increase in drilling revenue was primarily due to the commencement of operations of the Tungsten Explorer in September 2013, which added $124.3 million of revenue, and to improved utilization of the Sapphire Driller in 2014, which contributed additional revenues of $19.2 million.

Jackup utilization for the nine months ended September 30, 2014 increased 12.8% compared to the prior year due to the early termination of the Sapphire Driller contract in May 2013. Deepwater utilization for the nine months ended September 30, 2014 decreased approximately 10% compared to the prior year due to the mobilization of the Tungsten Explorer to West Africa during the current period.

Management fees and reimbursable revenue increased in the nine months ended September 30, 2014 compared to the prior year primarily due to having multiple construction management services projects in 2014 and to managing the operations of two jackups for a contractor in Mexico during the first part of 2014.

Operating costs: Operating costs for the three months ended September 30, 2014 increased 32% compared to the three months ended September 30, 2013, due primarily to incremental operating costs on the Tungsten Explorer of approximately $22.0 million

(resulting from a full quarter in service) and to increased costs of approximately $5.7 million on the Titanium Explorer, primarily due to the relocation of the rig from the U.S. Gulf of Mexico to West Africa.

Operating costs for the nine months ended September 30, 2014 increased 31% compared to the nine months ended September 30, 2013, due primarily to incremental operating costs on the Tungsten Explorer of approximately $52.5 million and to increased costs of approximately $16.2 million on the Titanium Explorer primarily due to relocation to West Africa.

General and administrative expenses: Increases in general and administrative expenses for both the three and nine-month periods ended September 30, 2014 as compared to the three and nine-month periods ended September 30, 2013 were primarily due to increased legal fees related to ongoing litigation.

Depreciation expense: The increase in depreciation expense for the three and nine-month periods ended September 30, 2014 as compared to the same periods of 2013 were primarily due to the addition of the Tungsten Explorer to our operating fleet in September 2013.

Interest expense and other financing charges: Interest expense and other financing charges for the three and nine-month periods ended September 30, 2014 increased over the same period in 2013 primarily because we had less capitalized interest in 2014 compared to 2013. We were capitalizing interest in 2013 on the Tungsten Explorer, until it commenced operations in September 2013.

We capitalized $1.3 million and $3.8 million of interest and amortization costs in the three and nine-month periods ended September 30, 2014, respectively. We capitalized $9.8 million and $17.6 million of interest and amortization costs, respectively, in the three and nine-month periods ended September 30, 2013. The reduction in capitalized interest was due to the Tungsten Explorer commencing operations in September 2013.

Gain (loss) on extinguishment of debt: During the three months ending September 30, 2014, we repurchased in the open market, at a discount to face value, $32.5 million of our 7.125% Senior Notes and $7.0 million of our 7.5% Senior Notes and recognized gains of $1.5 million and $177,000, respectively, which were partially offset by the write-off of deferred financing costs of $618,000.

In the nine-month period ending September 30, 2014, we repurchased in the open market, at a discount to face value, $40.0 million of our 7.125% Senior Notes and $7.0 million of our 7.5% Senior Notes and recognized gains of $1.5 million and $177,000, respectively. The gains were partially offset by the write-off of deferred financing costs of $751,000. In connection with an additional principal payment of $42.0 million in June 2014 on the 2017 Term Loan, we recognized a loss of $1.4 million resulting from the write-off of deferred financing costs of $820,000 and original debt issuance discount of $576,000.

In the nine-month period ended September 30, 2013, in connection with the early retirement of the remaining $1.0 billion of our 11.5% Senior Notes, we recognized a loss of $98.3 million resulting from the payment of early redemption fees and consent fees of $92.3 million and the write-off of deferred financing costs of $24.0 million, which were offset by the early recognition of debt issuance premium of $18.0 million.

Income tax expense: Income tax expense was $8.3 million and $36.0 million, respectively, for the three and nine-month periods ended September 30, 2014, as compared to $4.1 million and $16.8 million, respectively, for the comparable periods in 2013. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes during the three and nine-month periods of 2014 was primarily due to tax expense related to the Tungsten Explorer, which was not in operation in the comparable periods of 2013, an increase in non-deductible expenses and an increase in income in jurisdictions with high statutory rates or jurisdictions where we are taxed on a deemed profit basis. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of September 30, 2014 we had working capital of approximately $143.7 million, including approximately $81.3 million of cash available for general corporate purposes. Additionally we have posted $6.6 million cash as collateral for bid tenders and performance bonds. We have approximately $249.3 million in available liquidity, including our available cash and $168.0 million available under our Credit Agreement. Under our Credit Agreement $32.0 million is reserved for letters of credit. As of September 30, 2014, we had issued letters of credit of $21.5 million.

Over the next twelve months, we are forecasting expenditures of approximately $239.8 million for principal (excluding voluntary prepayments) and interest payments on our outstanding debt, including scheduled maturities of $53.5 million on our long-term debt. For the remainder of 2014, we anticipate spending approximately $12.6 million on capital expenditures, including $7.0 million on sustaining capital expenditures and our fleet capital spares program and $5.6 million on the Cobalt Explorer. In January 2015, we have the second milestone shipyard payment of $59.5 million due on the Cobalt Explorer. The third, and final, milestone payment is due upon delivery, which is currently expected to be in the fourth quarter of 2015, or later. Additionally, we are currently forecasting spending an additional $64.7 million on capital expenditures, including the Cobalt Explorer, and fleet capital spares in the first nine months of 2015. These amounts do not include any capitalized interest related to the Cobalt Explorer construction project. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

In the next twelve months, we will be evaluating financing alternatives for the remaining shipyard funding commitments for the Cobalt Explorer. We are currently pursuing drilling contracts for the Cobalt Explorer, and the timing and extent of any such contracts is a significant factor that will affect our financing alternatives, which will have a significant impact on our liquidity position in 2015.

As of September 30, 2014, our long-term debt was composed of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,143,000	$1,150,000
7.125% Senior Notes, issued at par	734,973	775,000
$500 million 2017 Term Loan, net of discount of $4,916 and $7,109	378,084	455,391
$350 million 2019 Term Loan, net of discount of $3,893 and $4,561	340,857	342,814
5.50% Convertible Notes, net of discount of $7,001 and $9,923	92,999	90,077
7.875% Convertible Notes, net of discount of $1,696 and $2,130	54,804	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $12,747 and $15,602	40,753	37,898
	2,785,470	2,915,550
Less current maturities of long-term debt and revolving credit facility	53,500	63,500
Long-term debt	$2,731,970	$2,852,050

During 2014, we have made several open market repurchases of our outstanding debt issuances and an additional principal payment on our 2017 Term Loan. The following table summarizes our debt payments, both scheduled and discretionary, through October 10, 2014 (in thousands).

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Total
7.125% Senior Notes (1)	$6,000		$1,527	$32,500	$5,000	$45,027
7.5% Senior Notes (1)	—		—	7,000	12,385	19,385
7.875% Convertible Notes (1)	—		—	—	13,441	13,441
2017 Term Loan (2)	—		42,000	—	—	42,000
Scheduled maturities payments (3)	23,375	(4)	13,375	13,375	—	50,125
Total	$29,375		$56,902	$52,875	$30,826	$169,978

(1) Discretionary open market debt repurchases through October 10, 2014
(2) Additional principal payment in June 2014
(3) 4th quarter scheduled maturities payment of $13.375 million is due December 31, 2014
(4) Includes $10 million repayment of revolving credit agreement

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2014 were $1.3 million and $3.8 million, respectively. Total interest and amortization costs capitalized for the three and nine months ended September 30, 2013 were $9.5 million and $15.9 million, respectively.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenue under drilling contracts was $75.0 million and $39.4 million at September 30, 2014 and December 31, 2013, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first nine months of 2014 as all of our drilling contracts thus far have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of September 30, 2014, we had $718.9 million of variable rate debt, net of discount of $8.8 million, outstanding. In October 2012, we entered into the 2017 Term Loan which bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% of the original principal amount in the first year and 10% in subsequent years with final maturity in October 2017. In March 2013, we entered into the 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR above the LIBOR floor, we would be subject to an increase in interest expense of $7.3 million per annum based on September 30, 2014 outstanding principal amounts. As of September 30, 2014, the 1-year LIBOR rate was 0.55% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $39.0 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2014, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VANTAGE DRILLING COMPANY
Date: October 31, 2014	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)