Form 10-K
period 2014-12-31
Vantage Drilling CO
filed 2015-03-06
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting stock held by nonaffiliates as of June 30, 2014 based on the closing price of $1.92 per share on the NYSE MKT on such date, was approximately $380.0 million.

The number of the registrant’s ordinary shares outstanding as of February 11, 2015 is 310,486,258 shares.

Documents incorporated by reference

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in 2015 are incorporated by reference into Part III of this Annual Report.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	our inability to replace existing contracts as they expire, or obtain an initial contract for the Cobalt Explorer;
•	failure to obtain delivery, or a delay in delivery, of the Cobalt Explorer;
•	delays and cost overruns in construction projects;
•	competition within our industry;
•	limited mobility between geographic regions;
•	operating hazards in the oilfield service industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	operations in international markets;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act;

•	our obligation to repurchase certain indebtedness upon a change of control or other triggering events;
•	various risks in our relationship with F3 Capital and its affiliates; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Our Company

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for drilling units owned by others. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. We are an exempted company incorporated with limited liability in the Cayman Islands, organized in 2007.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Operating
Cobalt Explorer	2016	12,000	40,000	Under construction

(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram blowout preventers (“BOPs”).

Strengths

We believe our primary competitive strengths include the following:

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

•      Strong asset coverage. Our owned fleet includes four jackups, three drillships and one drillship under construction at a total cost of approximately $3.5 billion as of December 31, 2014. These costs reflect all incurred costs associated with the purchase, construction, delivery and commissioning of the vessels, as well as significant supplies of major components with respect to the drillships, and capitalized interest. As of December 31, 2014, we had approximately $2.7 billion of debt outstanding, which represents a ratio of 1.3x total cost to debt outstanding.

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

Strategy

Our strategy is to:

•      Capitalize on customer demand for modern, high specification units. We own and manage high specification drilling units, which are well suited to meet the requirements of customers for efficiently drilling through deep and complex geological formations, and drilling horizontally. Additionally, high specification drilling units generally provide faster drilling and moving times. A majority of the bid invitations for jackups that we receive require high specification units. Aside from their drilling capabilities, we believe that customers generally prefer new drilling units because of improved safety features and less frequent downtime for maintenance. New, modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high quality operating personnel.

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

•      Use contracted cash flow to reduce leverage. We have been able to successfully contract our drillships under multi-year contracts, which we believe will enable us to further reduce our long-term debt.

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

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. Due to a recent decline in the price of oil there has been a reduced demand for offshore drilling rigs by our customers. The reduced demand is occurring at the same time that a significant number of drilling rigs are scheduled for delivery resulting in an oversupply of equipment. We expect that these adverse market conditions are likely to continue for the duration of 2015 and into 2016.

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

Our jackup fleet is focused on the “long-legged” (350+ ft.) high specification market. The drillships that we operate are focused on the ultra-deepwater segment.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2014, 2013 and 2012, the following customers accounted for more than 10% of our consolidated revenue:

	For the Year Ended December 31,
	2014	2013	2012
Oil & Natural Gas Corporation	24%	28%	44%
Olio Energy Sdn Bhd	18%	---	24%
Ophir Energy	17%	---	---
Perenco Oil and Gas	14%	---	---
PTT Exploration and Production	---	---	11%
Petrobras America Inc.	---	24%	---
Foxtrot International LDC	---	---	10%

 (1) Olio Energy Sdn Bhd is a contracting party through which we operate for Petronas Carigali, a subsidiary of the national oil company of Malaysia.

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

The following table sets forth certain information concerning the current contract status of our owned offshore drilling fleet.

Name	Region	Contract End Date	Average Drilling Revenue Per Day (1)		Customer
Emerald Driller	Southeast Asia	Q2 2015	$156,000		PTTEP
Sapphire Driller	West Africa	Q4 2015	$185,000		Perenco
Aquamarine Driller	Southeast Asia	Q1 2015	$135,000		Petronas Carigali
Topaz Driller	Southeast Asia	Q3 2015	$155,000		Petronas Carigali
Platinum Explorer	India	Q4 2015	$590,000		ONGC
Titanium Explorer	U.S. Gulf of Mexico	Q4 2020	$556,000	(2)	Petrobras
Tungsten Explorer	West Africa	Q4 2016	$667,000		Total Congo

(1)

Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue includes mobilization and demobilization fees and other contractual revenues associated with the drilling services.

(2)	The average drilling revenue per day includes the achievement of a 12.5% bonus opportunity, but excludes mobilization revenues and future revenue escalations included in the contract.

Contract Backlog

As of December 31, 2014, our owned fleet had total contract backlog of approximately $2.1 billion, including estimated contract backlog with ONGC for the Platinum Explorer of approximately $212 million, with Petrobras for the Titanium Explorer of approximately $1.4 billion and with Total Congo for the Tungsten Explorer of approximately $397 million. We expect that approximately $766 million of our total contract backlog will be performed during 2015, with the remainder performed in subsequent years.

Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount on each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma Drilling Ltd. (“Sigma”), we entered into an agreement to supervise and manage the construction of the Palladium Explorer, an ultra deepwater drillship to be built by STX Offshore & Shipbuilding Co. Ltd. (“STX”) in South Korea. Pursuant to the terms of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. Following the receipt of notice in September 2013 that STX was suspending construction of the Palladium Explorer, Sigma terminated our construction management agreement in January 2014. In May 2014, we reached an agreement with Sigma regarding amounts owed to us under the construction management agreement, which resulted in payment to us of $4.0 million, including a $3.0 million termination fee. The remaining $1.7 million of outstanding receivables will be received on the earlier of the receipt of any further monies from STX or one year from the date of the agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the shareholders of Sigma, of which we received $23.3 million. While we continue to believe we will recover substantially all of our remaining investment, there can be no assurance that we will receive payments equal to the current amount of our investment in Sigma and the amount due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig, ordered two additional rigs and awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs; however, we continued to receive our management fees until mid-November 2013. We managed the operations of the first two rigs in Mexico until May 31, 2014 when we transitioned the rig operations to the contractor. In connection therewith, we received a termination fee of $2.75 million.

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

Laws governing air emissions and solid and hazardous waste also apply to our operations. The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establishment of air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the U.S. Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

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

Employees

At January 31, 2015, we had a managed headcount of approximately 1,295, of which 786 were our direct employees.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at www.vantagedrilling.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report on Form 10-K or the documents incorporated by reference in this Annual Report on Form 10-K. This Annual Report on Form 10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K or other reports that we have filed with the SEC. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling Company, Attention: General Counsel, 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700.

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

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2014, four customers accounted for approximately 24%, 18%, 17% and 14%, respectively, of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

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

In addition to oil and gas prices, the offshore drilling industry is influenced by additional factors, including:

•	the availability of competing offshore drilling vessels and the level of construction activity for new drilling vessels;
•	the level of costs for associated offshore oilfield and construction services;
•	oil and gas transportation costs;
•	the discovery of new oil and gas reserves;
•	the cost of non-conventional hydrocarbons; and
•	regulatory restrictions on offshore drilling.

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

Many jackup drilling contracts are short-term, and oil and natural gas companies tend to reduce shallow water activity levels quickly in response to downward changes in oil and natural gas prices. Due to the short-term nature of most of our jackup drilling contracts, a decline in market conditions can quickly affect our business if customers reduce their levels of operations. During depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience excessive downtime, operational problems above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.

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

Lower prices for oil and natural gas may reduce demand for our services and could have a material adverse effect on our revenue and profitability.

Benchmark crude prices peaked at over $140 per barrel in July 2008 and then declined to approximately $55 per barrel at year-end 2014. During 2014, the benchmark for crude prices fluctuated between the mid $50’s per barrel and mid $110’s per barrel. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged weakness in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long- term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

We may not be able to replace expiring contracts for our existing rigs or obtain contracts for the Cobalt Explorer.

Due to the cyclical nature and high level of competition in our industry, we may not be able to replace expiring contracts, or obtain a contract for our newbuild drillship, the Cobalt Explorer, prior to delivery.  Our ability to replace expiring contracts and obtain a contract for the Cobalt Explorer will depend on prevailing market conditions, the specific needs of our customers, and numerous other factors beyond our control.  Additionally, any contracts for our drilling units may be at dayrates that are below, or substantially below, existing dayrates, which could have a material adverse effect on our overall business, financial condition, results of operations and future prospects.

Failure to obtain delivery of the Cobalt Explorer could have a material and adverse effect on our business.

We expect to take delivery of the Cobalt Explorer in the first quarter of 2016, but the vessel may not be delivered to us on time, or at all. A delay in the delivery date of the Cobalt Explorer beyond what we expect, or non-delivery of such vessel, could result from a variety of factors affecting the shipyard, or our failure to make construction payments due under the Cobalt Explorer construction contract. Failure to obtain delivery of the Cobalt Explorer in a timely manner, or at all, may have a material adverse effect on our business, financial condition and results of operations.

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

Competitors may move drilling units from region to region in response to changes in demand. It is currently estimated that 72 newly constructed jackup rigs will be entered into service between now and December 2015 and 33 deepwater rigs are scheduled for delivery through 2015. This could result in an excess supply of rigs in the markets in which we operate. Periods of low demand and excess supply intensify competition in the industry and often result in some drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

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

As of December 31, 2014, on a consolidated basis, we had total senior indebtedness outstanding of approximately $2.7 billion consisting of our 7.125% Senior Secured Notes and 7.5% Senior Secured Notes (together, the “secured notes”), our term loans, our convertible notes, the note that we issued to F3 Capital in conjunction with our acquisition of Mandarin Drilling Corporation (the “F3 Capital Note”), and we had the ability to borrow $168.0 million under our revolving credit agreement, subject to its terms. Subject to the restrictions in the indentures governing our secured notes, term loans and revolving credit agreement, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

The agreements governing our secured notes, our term loans and our revolving credit agreement contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	paying dividends, redeeming subordinated indebtedness or making other restricted payments;
•	incurring or guaranteeing additional indebtedness or, with respect to our restricted subsidiaries or any other subsidiary guarantor, issuing preferred shares;
•	creating or incurring liens;
•	incurring dividend or other payment restrictions affecting our restricted subsidiaries;
•	consummating a merger, consolidation or sale of all or substantially all of our or our subsidiaries’ assets;
•	entering into transactions with affiliates;
•	transferring or selling assets, including to a master limited partnership or similar entity;
•	engaging in business other than our current business and reasonably related extensions thereof;
•	issuing capital stock of certain subsidiaries;
•	taking or omitting to take any actions that would adversely affect or impair in any material respect the collateral securing our indebtedness;
•	terminating or amending certain material contracts;
•	amending, modifying or changing our organizational documents; and
•	employing our drilling units in certain jurisdictions.

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

Our future effective tax rates could be adversely affected by changes in tax laws, treaties, and regulations both internationally and domestically. Tax laws, treaties and regulations are highly complex and subject to interpretation. We are subject to changing tax laws, treaties and regulations in and between the countries in which we operate. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our structure or the presence of our operations there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

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

As of December 31, 2014, on a fully diluted basis, F3 Capital owned approximately 28.9% of our issued and outstanding ordinary shares, including shares issuable upon exercise of outstanding warrants. Through his ownership of F3 Capital, Hsin-Chi Su, a former director of the Company, has significant influence over all matters upon which shareholders may vote, including the election of our directors. The interests of F3 Capital and Mr. Su, on the one hand, and our shareholders, on the other hand, may differ, and neither F3 Capital nor Mr. Su is under any fiduciary duty to consider the interests of our company or our shareholders. In fact, F3 Capital and Mr. Su may take action that they perceive benefits themselves and that may be detrimental to our other shareholders, our debt holders and, as a result, our employees as well.

We have entered into various agreements with F3 Capital and its affiliates that are publicly available and filed with the SEC.  Because F3 Capital is our largest shareholder, our relationship could create, or appear to create, conflicts of interest, including when our board of directors is faced with decisions that could have different implications for us and F3 Capital or its affiliates. The appearance of such conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, the price of our securities as well as our relationship with other companies and our ability to enter into new relationships in the future, which may have a material adverse effect on our business.

On August 21, 2012, we filed a lawsuit styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su against Mr. Su asserting breach of fiduciary duties, fraud, fraudulent inducement, negligent misrepresentation, and unjust enrichment. We are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and our acquisition of the Titanium Explorer.

On June 20, 2014, Mr. Su filed a counterclaim against the Company and certain of our current and former officers and directors, now seeking damages in excess of $2 billion in the amended pleading. The counterclaim alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks indemnification from us with respect to the matters that are the basis of our lawsuit.

As of February 6, 2015, proceedings associated with our lawsuit and Mr. Su’s counterclaim have been stayed by the Texas state court, pending the determination of certain matters in arbitration.  We intend to vigorously pursue our claims and vigorously defend against the charges made in the counterclaim either in arbitration or in court, but we can provide no assurance as to the outcome of this legal action.

In addition to the counterclaim, F3 Capital and Mr. Su could bring additional legal actions against us to preserve their own interests or make arguments that their interests have somehow been damaged by us, among other things. The fact that we have sued Mr. Su may motivate F3 Capital or Mr. Su to take additional actions or positions that negatively impact the interests of other shareholders or employees, including but not limited to voting against our existing board of directors when they stand for re-election. Finally, even if we prevail in any of these legal proceedings, we may not be able to collect any amounts or damages and these legal proceedings could result in the incurrence of significant legal and related expenses. Our ability to collect damages or recover legal and related expenses may be limited by several factors in addition to the outcome of the litigation, including but not limited to our ability to enforce any such awards in the various jurisdictions where F3 Capital and Mr. Su maintain assets. These risks and the perception of them could adversely impact our business, financial condition and results of operations and the price of our securities.

In July 2013, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note. Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and we intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that a court would agree with our interpretation.

We may be required to repurchase certain of our indebtedness with cash upon a change of control or other triggering events.

Upon the occurrence of specified change of control events or certain losses of our vessels in the indentures governing our secured notes, our term loans and our revolving credit agreement, and upon a termination of trading of our ordinary shares as defined in our 7.875% Senior Convertible Senior Notes and a fundamental change as defined in our 5.50% Senior Convertible Notes, we will be required to offer to repurchase or repay all of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements and we would also be required to repurchase the outstanding convertible notes. Furthermore, we may be required to repurchase our 7.875% Senior Convertible Senior Notes in 2015 and 2017 and our 5.50% Senior Convertible Notes in 2016 and 2018, each at the option of the holders of such notes. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default which in turn would likely trigger a default under our existing and any future debt agreements. Moreover, the holders and lenders under such debt agreements and any other of our future debt agreements may also limit our ability to repurchase debt. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Additionally, our existing debt agreements and any future indebtedness we incur may restrict our ability to repurchase these notes, including following a fundamental change. We may be unable to repay all of such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

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

Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without re-examination of the merits of the underlying dispute, provided such judgment:

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

On August 21, 2012, we filed a lawsuit styled Vantage Drilling Company vs. Hsin-Chi Su a/k /a Nobu Su against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer.

In late July 2013, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note.  Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and we intend to vigorously defend our position.  In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that a court will agree with our interpretation.

On June 20, 2014, Mr. Su filed a counterclaim against the Company and certain of our current and former officers and directors, now seeking damages in excess of $2 billion in the amended pleading. The counterclaim alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks indemnification from us with respect to the matters that are the basis of our lawsuit.

The lawsuit had been pending in the 270th Judicial District Court of Harris County, Texas. However, as of February 6, 2015, proceedings associated with our lawsuit and Mr. Su’s counterclaim have been stayed by the Texas state court, pending determination of certain matters in arbitration We intend to vigorously pursue our claims and vigorously defend against the charges made in the counterclaim either in arbitration or in court, but we can provide no assurance as to the outcome of this legal action.

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

	Common Stock / Ordinary Shares
	High	Low
Year Ending December 31, 2015:
First quarter (through February 11, 2015)	$0.69	$0.30
Year Ended December 31, 2014:
Fourth quarter	$1.30	$0.42
Third quarter	$1.99	$1.25
Second quarter	$2.02	$1.61
First quarter	$1.94	$1.59
Year Ended December 31, 2013:
Fourth quarter	$1.95	$1.70
Third quarter	$2.06	$1.68
Second quarter	$2.05	$1.57
First quarter	$1.90	$1.55

As of February 11, 2015, there were approximately 16 holders of record of our ordinary shares and approximately four holders of record of our units, not including beneficial owners holding shares through nominee names.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2014.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our ordinary shares over the five-year period from December 31, 2009 to December 31, 2014. The graph also shows the cumulative total returns for the same period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our ordinary shares and the two indices on December 31, 2009 and that all dividends were reinvested on the date of payment.

Indexed Returns	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014
Vantage Drilling Company	$ 100.00	$ 126.09	$ 72.05	$ 109.94	$ 114.29	$ 30.43
S&P 500 Index	$ 100.00	$ 112.78	$ 112.78	$ 128.05	$ 165.76	$ 184.64
DJ U.S. Oil Equip & Service Index	$ 100.00	$ 130.99	$ 120.69	$ 118.55	$ 150.65	$ 116.13

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

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our 2007 Long-Term Incentive Plan (“2007 LTIP”) as of December 31, 2014:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	104,000	$8.40	16,269,766
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	104,000	$8.40	16,269,766

(1)	Our only equity compensation plan is the 2007 LTIP.
(2)	Does not include an additional 11,961,923 shares of restricted stock that have been granted and are outstanding as of December 31, 2014 under the 2007 LTIP.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2014		2013		2012		2011		2010
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue	$875,561		$732,060		$471,472		$485,829		$278,403
Operating costs	421,505		335,915		230,089		284,881		176,387
General and administrative expenses	34,106		32,612		26,002		26,317		21,719
Depreciation and amortization	126,610		106,609		68,747		64,477		33,384
Income from operations	293,340		256,924		146,634		110,154		46,913
Gain (loss) on debt extinguishment	3,752	(1)	(98,327)	(2)	(124,599)	(3)	(25,196)	(4)	(24,006)	(5)
Loss on acquisition of subsidiary	-		-		-		-		(3,780)	(6)
Interest expense	(213,879)		(213,928)		(149,028)		(154,801)		(49,265)
Other income (expense)	(1,179)		1,621		595		1,324		1,510
Income (loss) before income taxes	82,034		(53,710)		(126,398)		(68,519)		(28,628)
Income tax provision	40,028		28,115		18,906		11,432		18,951
Net income (loss)	$42,006		$(81,825)		$(145,304)		$(79,951)		$(47,579)
Earnings (loss) per share
Basic	$0.14		$(0.27)		$(0.50)		$(0.28)		$(0.19)
Diluted	$0.14		$(0.27)		$(0.50)		$(0.28)		$(0.19)
Other Financial Data
EBITDA Reconciliation
Net income (loss)	$42,006		$(81,825)		$(145,304)		$(79,951)		$(47,579)
Interest expense	213,879		213,928		149,028		154,801		49,265
Income tax provision	40,028		28,115		18,906		11,432		18,951
Depreciation	126,610		106,609		68,747		64,477		33,384
EBITDA (7)	422,523		266,827		91,377		150,759		54,021
(Gain) loss on debt extinguishment	(3,752)		98,327		124,599		25,196		24,006
Loss on acquisition of subsidiary	-		-		-		-		3,780
Adjusted EBITDA (8)	$418,771		$365,154		$215,976		$175,955		$81,807
Balance Sheet Data
Cash and cash equivalents	$82,812		$54,686		$502,726		$110,031		$120,443
Total other current assets	247,938		250,300		186,119		149,221		110,426
Property and equipment, net	3,117,892		3,190,648		2,717,506		1,805,075		1,718,132
Total other assets	81,215		132,509		123,856		58,173		54,193
Total assets	3,529,857		3,628,143		3,530,207		2,122,500		2,003,194
Total current liabilities	256,054		224,997		205,643		150,171		116,065
Long-term debt	2,632,802		2,852,050		2,710,559		1,246,428		1,103,480
Other long-term liabilities	85,327		45,640		45,520		29,755		13,498
Shareholders’ equity	555,674		505,456		568,485		696,146		770,151
Total liabilities and shareholders’ equity	3,529,857		3,628,143		3,530,207		2,122,500		2,003,194
Cash Flow Data
Net cash provided by (used in) operating activities	$247,624		$(48,431)		$(150,565)		$15,873		$9,585
Net cash used in investing activities	(28,496)		(564,297)		(905,117)		(144,336)		(645,536)
Net cash provided by (used in) financing activities	(191,002)		164,688		1,448,377		118,051		740,402
(1)

Includes redemption discounts totaling $7.1 million in connection with discretionary open market debt repurchases offset by $1.0 million and $2.3 million for the write-off of associated issuance discounts and deferred financing costs, respectively.

(2)

Includes $92.3 million in prepayment and consent fees and $24.0 million for the write-off of deferred financing costs offset by $18.0 million of issuance premium associated with the early retirement of $1 billion of our 11.5% Senior Notes due 2015 (“11.5% Senior Notes”).

(3)

Includes $115.0 million for consent fees and $28.2 million for the write-off of deferred financing costs offset by $21.1 million of issuance premium associated with the early retirement of $1 billion of 11.5% Senior Notes and approximately $2.5 million for the write off of issuance discount associated with the partial conversion of the F3 Capital Note.

(4)

Includes $21.7 million in prepayment fees and approximately $3.5 million for the write-off of deferred financing costs associated with the early retirement of the debt for the acquisition of the Aquamarine Driller.

(5)

Includes $10.8 million in prepayment fees and $12.3 million for the write-off of deferred financing costs associated with the retirement of outstanding debt under our original revolving credit facility and our 13.5% Senior Secured Notes.

(6)

Includes a bargain purchase gain of $12.3 million in connection with the acquisition of the 55% interest in Mandarin Drilling Corporation, and a $16.1 million loss on the remeasurement of our previously held 45% in Mandarin Drilling Corporation under purchase accounting.

(7)

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

(8)

Adjusted EBITDA represents EBITDA adjusted to exclude (gain) loss on debt extinguishment and loss on acquisition of subsidiary. Adjusted EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance that have different financing and capital structures and tax rates. Adjusted EBITDA is not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2014 and 2013, and our results of operations for the years ended December 31, 2014, 2013 and 2012. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for drilling units owned by others. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets.

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Operating
Cobalt Explorer	2016	12,000	40,000	Under construction

(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram BOPs.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. In a series of estimate revisions, the International Energy Agency now estimates that demand growth for 2015 will increase by approximately 900,000 barrels per day or 1.0% which is a modest reduction from prior demand growth estimates. At the same time, there has been a significant increase in the estimates of future production from existing producing countries, including United States shale oil projects. The combination of these two factors has led to a significant decline in world oil prices.

In response to the significant decline in oil prices, exploration and development companies have been significantly reducing capital expenditure budgets for 2015 with estimates generally ranging from 5% to in excess of 30% depending on the region of the world.  As a result of these dramatic capital expenditure reductions, exploration and development companies have been releasing rigs and significantly reducing equipment orders. It will take time for these budget revisions to reduce actual spending and for this to impact the level of oil production. Some estimates indicate that oil in storage may be reaching record levels.  We believe that oil production declines in some regions will be necessary to stimulate a significant recovery in the offshore drilling market. Accordingly, we anticipate that our industry will experience depressed market conditions through the remainder of 2015 and into 2016.

In addition to the generally depressed market conditions, the industry has a significant number of newbuild drilling rig deliveries scheduled for 2015 and 2016.  The order book for jackups currently indicates that 72 additional jackups are scheduled for delivery through the end of 2015 with another 51 jackups scheduled for delivery in 2016. The order book for ultra deepwater floaters, including drillships and semisubmersibles, indicates that 33 additional floaters are scheduled for delivery in 2015 with another 21 floaters scheduled for delivery in 2016.   The delivery of these new drilling rigs, during a period of depressed market conditions with little contracting activity, is creating a significant period of oversupply of drilling rigs. Offshore drilling contractors are faced with taking delivery of newbuild drilling rigs without contracts, resulting in their willingness to significantly reduce dayrates to get these rigs working.

In response to the oversupply of drilling rigs, a number of competitors are removing older less efficient rigs from their fleets by either cold stacking the drilling rigs or sending them to scrap yards.  This process takes time as many of the drilling rigs are still working for customers on contracts.  Accordingly, while we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2015.

A summary of our backlog coverage of days contracted and related revenue is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2015	2016	2015	2016	Beyond
Jackups	55%	0%	$123,002	$—	$—
Drillships	100%	61%	$642,695	$396,249	$924,241

Results of Operations

Our four jackup rigs began operations under their initial contracts in February 2009, August 2009, January 2010 and March 2010, respectively.  Our first drillship, the Platinum Explorer, commenced operations in December 2010. Our second drillship, the Titanium Explorer, commenced operations in December 2012. Our third drillship, the Tungsten Explorer, commenced operations in September 2013.

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the years indicated:

	Years Ended December 31,
	2014	2013	2012
Jackups
Operating rigs, end of period	4	4	4
Available days (1)	1,460	1,460	1,464
Utilization (2)	99.2%	87.1%	96.7%
Average daily revenues (3)	$161,328	$166,188	$145,794
Deepwater
Operating rigs, end of period	3	3	2
Available days (1)	1,095	832	391
Utilization (2)	85.1%	93.3%	96.4%
Average daily revenues (3)	$615,571	$585,597	$577,148

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
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

2014 compared to 2013

The following table is an analysis of our operating results for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	Change
	(In thousands)
Revenues
Contract drilling services	$807,164	$666,129	$141,035
Management fees	14,396	14,622	(226)
Reimbursables	54,001	51,309	2,692
Total revenues	875,561	732,060	143,501
Operating costs and expenses
Operating costs	421,505	335,915	(85,590)
General and administrative	34,106	32,612	(1,494)
Depreciation	126,610	106,609	(20,001)
Total operating expenses	582,221	475,136	(107,085)
Income from operations	293,340	256,924	36,416
Other income (expense)
Interest income	45	221	(176)
Interest expense and financing charges	(213,924)	(214,149)	225
Gain (loss) on debt extinguishment	3,752	(98,327)	102,079
Other income (expense)	(1,179)	1,621	(2,800)
Total other income (expense)	(211,306)	(310,634)	99,328
Income (loss) before income taxes	82,034	(53,710)	135,744
Income tax provision	40,028	28,115	11,913
Net income (loss)	$42,006	$(81,825)	$123,831

Revenue: Total revenue for the year ended December 31, 2014 increased 20% as compared to the year ended December 31, 2013 and contract drilling revenue increased 21% for the year ended December 31, 2014 as compared to the same period in 2013. The increase in contract drilling revenue was primarily due to the following: (a) approximately $103.0 million due to commencement of operations of the Tungsten Explorer in September 2013, (b) approximately $16.6 million resulting from improved uptime performance on the Titanium Explorer, and (c) approximately $26.7 million due to increased operating days on the Sapphire Driller.

Jackup utilization for the year ended December 31, 2014 was up approximately 12% compared to the prior year due to days out of service for the Sapphire Driller following the early termination of its drilling contract in May 2013. Drillship utilization for the year ended December 31, 2014 decreased approximately 8% compared to the prior year due to the mobilization of the Tungsten Explorer from Asia to West Africa during 2014.

The approximate 5% increase in reimbursable revenue is primarily due to having one additional drillship operating for the full year in 2014 as compared to 2013 and additional reimbursable purchase requests from jackup drilling customers.

Operating costs: Operating costs for the year ended December 31, 2014 increased 25% compared to the year ended December 31, 2013, due primarily to the following: (a) approximately $50.7 million due to commencement of operations on the Tungsten Explorer, (b) approximately $23.3 million associated with the relocation of the Titanium Explorer from the U.S. Gulf of Mexico to West Africa, and (c) approximately $8.6 million due to increased operating days on the Sapphire Driller.

General and administrative expenses: Increases in general and administrative expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 were primarily due to increased legal fees related to ongoing litigation.

Depreciation expense: The increase in depreciation expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to the addition of the Tungsten Explorer to our operating fleet in the third quarter of 2013.

Interest expense and other financing charges: Interest expense and other financing charges for the year ended December 31, 2014 were comparable to the fiscal year 2013; lower interest expense in 2014, due to lower debt levels, was offset by a reduction of capitalized interest. We capitalized $5.2 million of interest and amortization costs in the year ended December 31, 2014, as compared to $18.7 million in the year ended December 31, 2013. The reduction in capitalized interest was due to the Tungsten Explorer commencing operations in September 2013.

Gain (loss) on extinguishment of debt: In the year ended December 31, 2014, we repurchased in the open market, at a discount to face value, $47.4 million of our 7.125% Senior Notes, $31.4 million of our 7.5% Senior Notes and $13.4 million of our 7.875% Convertible Notes and recognized gains of $2.7 million, $4.0 million and $404,000, respectively. The gains were partially offset by the write-off of deferred financing costs of $1.5 million. In connection with an additional principal payment of $42.0 million in June 2014 on the 2017 Term Loan, we recognized a loss of $1.4 million resulting from the write-off of deferred financing costs of $820,000 and original debt issuance discount of $576,000, and in connection with an open market purchase of $2 million of the 2017 Term Loan in December 2014, we recognized a gain of $313,000.

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

Income tax expense: The $11.9 million increase in income tax expense for the year ended December 31, 2014 was primarily due to increased revenue earned in deemed profit jurisdictions as compared to 2013. In some jurisdictions we do not pay taxes or incur tax impacts for certain income and expense items including interest expense and gain or loss on extinguishment of debt.

2013 compared to 2012

The following table is an analysis of our operating results for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	Change
	(In thousands)
Revenues
Contract drilling services	$666,129	$423,897	$242,232
Management fees	14,622	6,605	8,017
Reimbursables	51,309	40,970	10,339
Total revenues	732,060	471,472	260,588
Operating costs and expenses
Operating costs	335,915	230,089	(105,826)
General and administrative	32,612	26,002	(6,610)
Depreciation	106,609	68,747	(37,862)
Total operating expenses	475,136	324,838	(150,298)
Income from operations	256,924	146,634	110,290
Other income (expense)
Interest income	221	90	131
Interest expense and financing charges	(214,149)	(149,118)	(65,031)
Loss on debt extinguishment	(98,327)	(124,599)	26,272
Other income	1,612	595	1,026
Total other expense	(310,634)	(273,032)	(37,602)
Loss before income taxes	(53,710)	(126,398)	72,688
Income tax provision	28,115	18,906	9,209
Net loss	$(81,825)	$(145,304)	$63,479

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

Jackup utilization for the year ended December 31, 2013 was down approximately 10% compared to the prior year due to the days out of service for the Sapphire Driller following the early termination of its drilling contract in May 2013. Drillship utilization for the year ended December 31, 2013 decreased slightly compared to the prior year due to normal and expected start-up issues with new mobile offshore drilling units as the Titanium Explorer and the Tungsten Explorer commenced operations in December 2012 and September 2013, respectively.

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

Income tax expense: The $9.2 million increase in income tax expense for the year ended December 31, 2013 was primarily due to increased revenue earned in deemed profit jurisdictions as compared to 2012. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of approximately $74.7 million, including approximately $82.8 million of cash available for general corporate purposes. Additionally, we have posted $6.6 million cash as collateral for bid tenders and performance bonds. We have approximately $250.8 million in available liquidity, including our available cash and $168.0 million available under our Credit Agreement. Under our Credit Agreement, $32.0 million is reserved for letters of credit and as of December 31, 2014, we had issued letters of credit of $21.5 million. As of December 31, 2014, we have not drawn down any amounts under the Credit Agreement.

During 2014, we retired approximately $199.7 million principal amount of debt, including $53.5 million of scheduled term loan maturities. See the table below for a summary of our 2014 quarterly debt payments. For 2015, we have scheduled debt maturities of approximately $53.5 million and forecast making approximately $185.0 million of interest payments. We intend to continue making open market purchases and discretionary debt payments with a total targeted principal debt retirement, including scheduled maturities, of $125.0 million to $150.0 million for 2015. We may be required to repurchase our 7.875% Convertible Notes at the option of the holders in September 2015; if required to do so, these amounts will be included in the targeted principal reduction. During the first quarter of 2015 we have acquired approximately $43.1million of face value debt in the open market for total cash consideration of approximately $31.3 million.

We anticipate 2015 capital expenditures, excluding any expenditures on the Cobalt Explorer, of approximately $50 to $55 million for sustaining capital expenditures, fleet capital spares program and information technology. During 2015, we will complete our 3-year $50 million fleet capital spares program and anticipate that capital expenditures will decrease $20 to $30 million in future years for costs associated with the program. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

We made the initial milestone shipyard payment of $59.5 million on the Cobalt Explorer in July 2013. We have agreed with the shipyard to defer the second milestone payment of $59.5 million, which was originally due in January 2015 to July 15, 2015. The third, and final, milestone payment is due upon delivery, which is currently expected to be in the first quarter of 2016. Additionally, we are currently forecasting spending an additional $30 million to $50 million on capital expenditures related to the final outfitting of the Cobalt Explorer, which will be impacted by initial contract requirements of our customer. These amounts do not include any capitalized interest related to the construction project.

In the next twelve months, we will be evaluating financing alternatives for the remaining shipyard funding commitments for the Cobalt Explorer. We are currently pursuing contracting opportunities for the Cobalt Explorer, however, market conditions make the timing of a contract award and the terms and conditions of potential contracts difficult to estimate. Additionally, we now anticipate that the delivery of the Cobalt Explorer will not occur prior to the first quarter 2016. Each of these factors may have a significant impact on the financing alternatives for the Cobalt Explorer commitments. While we are in discussions with certain financial institutions for the financing, due to the uncertainty of each of these factors, there can be no assurances that financing will be available, or available on satisfactory terms, to fund the final delivery of the Cobalt Explorer.

Debt

As of December 31, 2014 and 2013, our debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)
7.5% Senior Notes, issued at par	$1,118,615	$1,150,000
7.125% Senior Notes, issued at par	727,622	775,000
$500 million 2017 Term Loan, net of discount of $4,406 and $7,109	364,159	455,391
$350 million 2019 Term Loan, net of discount of $3,668 and $4,561	340,207	342,814
5.50% Convertible Notes, net of discount of $6,016 and $9,923	93,984	90,077
7.875% Convertible Notes, net of discount of $1,181 and $2,130	41,878	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $11,785 and $15,602	41,715	37,898
	2,728,180	2,915,550
Less current maturities of long-term debt and revolving credit facility	95,378	63,500
Long-term debt, net	$2,632,802	$2,852,050

During 2014, we made numerous open market purchases of our outstanding debt issuances and an additional principal payment on our 2017 Term Loan. The following table summarizes our quarterly debt payments, both scheduled and discretionary, for the year ended December 31, 2014 (in thousands).

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Total
7.125% Senior Notes (1)	$6,000		$1,527	$32,500	$7,351	$47,378
7.5% Senior Notes (1)	—		—	7,000	24,385	31,385
7.875% Convertible Notes (1)	—		—	—	13,441	13,441
2017 Term Loan (2)(3)	—		42,000	—	2,000	44,000
Scheduled maturities payments	23,375	(4)	13,375	13,375	13,375	63,500
Total	$29,375		$56,902	$52,875	$60,552	$199,704

(1) Discretionary open market debt repurchases through December 31, 2014
(2) Additional principal payment in June 2014
(3) Discretionary open market purchase in December 2014
(4) Includes $10 million repayment of revolving credit agreement

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2014. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2015	2016-2017	2018-2019	After 5 Years
	(In thousands)
Principal payments on 7.5% Senior Notes	$1,118,615	$-	$-	$1,118,615	$-
Principal payments on 7.125% Senior Notes	727,622	-	-	-	727,622
Principal payments on $500 million 2017 Term Loan (1)	368,565	50,000	318,565	-	-
Principal payments on $350 million 2019 Term Loan (1)	343,875	3,500	7,000	333,375	-
Principal payments on 5.5% Convertible Notes (2)	100,000	-	100,000	-	-
Principal payments on 7 .875% Convertible Notes (3)	43,059	43,059	-	-	-
Principal payments on F3 Capital Note (1)	53,500	-	-	53,500	-
Shipyard payment on Cobalt Explorer (4)	535,500	59,500	476,000	-	-
Interest payments	1,039,400	184,223	352,424	321,302	181,451
Operating lease payments (5)	23,532	12,900	4,332	2,118	4,182
Purchase obligations	53,217	53,217	-	-	-
Total as of December 31, 2014 (6)	$4,406,885	$406,399	$1,258,321	$1,828,910	$913,255

(1)	Amounts represent the accreted value of the debt at maturity.
(2)

The convertible notes are subject to repurchase at the option of the holders on July 15, 2016 and July 15, 2018; the scheduled repurchase represents the July 15, 2016 repurchase date as this is the date that the preferential conversion features expire and was the initial expectation for the retirement of the convertible notes.

(3)	The convertible notes are subject to repurchase at the option of the holders on September 1, 2015 and September 1, 2017; the scheduled repurchase represents the earliest repurchase date.
(4)	Amount represents the second installment of $59.5 million due July 15, 2015 and the estimated amount due the shipyard upon delivery of the Cobalt Explorer in 2016, exclusive of any adjustments.
(5)

Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

(6)

As of December 31, 2014 our unrecognized tax benefits related to uncertain tax positions represented a liability of $3.4 million, inclusive of potential penalties and interest. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.

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

On August 21, 2012, we filed a lawsuit styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer.

In July 2013, F3 Capital delivered formal notice to us that it believes we have breached the F3 Capital Note.  Among its claims, F3 Capital has alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for  penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals, and we intend to vigorously defend our position.  In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that a court will agree with our interpretation.

On June 20, 2014, Mr. Su filed a counterclaim against the Company and certain of our current and former officers and directors now seeking damages in excess of $2 billion in the amended pleading. The counterclaim alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks indemnification from us with respect to the matters that are the basis of our lawsuit.

The lawsuit had been pending in the 270th Judicial District Court of Harris County, Texas. However, as of February 6, 2015, proceedings associated with our lawsuit and Mr. Su’s counterclaim have been stayed by the Texas state court, pending determination of certain matters in arbitration. We intend to vigorously pursue our claims and vigorously defend against the charges made in the counterclaim either in arbitration or in court, but we can provide no assurance as to the outcome of this legal action.

Off-Balance Sheet Arrangements, Commitments and Guarantees

In connection with a private placement of our ordinary shares in June 2009, we issued warrants to the lead placement agent to purchase 371,429 ordinary shares at $2.10 per share. These warrants expired June 5, 2014.

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. We have capitalized interest and amortization costs of $5.2 million, $18.7 million and $75.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra deepwater floaters and jackups deliveries scheduled for 2015 and 2016, were indicators that an analysis of recoverability of the carrying value of our drilling rigs should be undertaken. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 2.6x to 4.5x.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Revenue deferred under drilling contracts totaled $72.2 million and $39.4 million at December 31, 2014 and 2013, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the service period which is equivalent to the time required to vest the share options and share grants. Employment agreements with certain executives provide for immediate vesting of outstanding share awards upon retirement, as defined. Retirement is defined as any separation from the Company, other than a termination for cause, so long as the executive has had at least five years of continuous service with the Company and provides at least six months advance notice to the Board of Directors. When a notification of intent to retire is received, making an executive retirement-eligible, the remaining unamortized portion of existing share awards is amortized through the original vesting date or the retirement date, whichever is earlier.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim reporting periods thereafter, with early adoption permitted. We will adopt the accounting standard on January 1, 2016.We are still evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

General. Our rigs operate in various international markets and thus are sometimes subject to foreign exchange risk. Our functional currency is primarily the U.S. dollar which is consistent with the oil and gas industry. All of our drilling contracts and construction supervision agreements thus far have been denominated in U.S. dollars. Because a portion of our expenses may be incurred in the local currencies of the international markets, we could be exposed to foreign exchange risk when the U.S. dollar weakens (strengthens) in relation to the currency of the country in which we operate. The risks associated with foreign exchange rates were not significant in 2014. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of December 31, 2014, we had $704.4 million of variable rate debt, net of discount of $8.1 million, outstanding. In October 2012, we entered into the $500.0 million 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% of the original principal amount in the first year and 10% in subsequent years with final maturity in October 2017. In March 2013, we entered into the $350.0 million 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $7.1 million based on December 31, 2014 outstanding principal amounts. As of December 31, 2014, the 1-year LIBOR rate was 0.63% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $35.6 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2014, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheet of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vantage Drilling Company and subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vantage Drilling Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013 framework), and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited the accompanying consolidated balance sheet of Vantage Drilling Company and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Drilling Company and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Vantage Drilling Company:

We have audited Vantage Drilling Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria - 2013 framework). Vantage Drilling Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vantage Drilling Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria – 2013 framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vantage Drilling Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas

March 6, 2015

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$82,812	$54,686
Restricted cash	—	2,125
Trade receivables	153,428	168,654
Inventory	65,892	55,804
Prepaid expenses and other current assets	28,618	23,717
Total current assets	330,750	304,986
Property and equipment
Property and equipment	3,524,566	3,472,407
Accumulated depreciation	(406,674)	(281,759)
Property and equipment, net	3,117,892	3,190,648
Other assets
Investment in joint venture	1,318	32,482
Other assets	79,897	100,027
Total other assets	81,215	132,509
Total assets	$3,529,857	$3,628,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,139	$65,115
Accrued liabilities	101,537	96,382
Current maturities of long-term debt and revolving credit agreement, net of discount of $1,181	95,378	63,500
Total current liabilities	256,054	224,997
Long–term debt, net of discount of $25,875 and $39,325	2,632,802	2,852,050
Other long-term liabilities	85,327	45,640
Commitments and contingencies
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 307,808 and 304,101 shares issued and outstanding	308	304
Additional paid-in capital	905,136	896,928
Accumulated deficit	(349,770)	(391,776)
Total shareholders’ equity	555,674	505,456
Total liabilities and shareholders’ equity	$3,529,857	$3,628,143

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue
Contract drilling services	$807,164	666,129	$423,897
Management fees	14,396	14,622	6,605
Reimbursables	54,001	51,309	40,970
Total revenue	875,561	732,060	471,472
Operating costs and expenses
Operating costs	421,505	335,915	230,089
General and administrative	34,106	32,612	26,002
Depreciation	126,610	106,609	68,747
Total operating costs and expenses	582,221	475,136	324,838
Income from operations	293,340	256,924	146,634
Other income (expense)
Interest income	45	221	90
Interest expense and other financing charges	(213,924)	(214,149)	(149,118)
Gain (loss) on debt extinguishment	3,752	(98,327)	(124,599)
Other, net	(1,179)	1,621	595
Total other income (expense)	(211,306)	(310,634)	(273,032)
Income (loss) before income taxes	82,034	(53,710)	(126,398)
Income tax provision	40,028	28,115	18,906
Net income (loss)	$42,006	$(81,825)	$(145,304)

Earnings (loss) per share
Basic	$0.14	$(0.27)	$(0.50)
Diluted	$0.14	$(0.27)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance December 31, 2011	291,241	$291	$860,502	$(164,647)	$696,146
Issuance of ordinary shares in settlement of agent fees	5,000	5	7,645	-	7,650
Vesting of equity awards	3,406	3	(3)	-	-
Fair value of conversion option of 7.875% Senior Convertible Notes	-	-	2,920	-	2,920
Share-based compensation expense	-	-	7,073	-	7,073
Net loss	-	-	-	(145,304)	(145,304)
Balance December 31, 2012	299,647	$299	$878,137	$(309,951)	$568,485
Vesting of equity awards	4,454	5	(5)	-	-
Fair value of conversion option of 5.5% Senior Convertible Notes	-	-	11,732	-	11,732
Share-based compensation expense	-	-	7,064	-	7,064
Net loss	-	-	-	(81,825)	(81,825)
Balance December 31, 2013	304,101	$304	$896,928	$(391,776)	$505,456
Vesting of equity awards	3,707	4	(4)	-	-
Share-based compensation expense	-	-	8,212	-	8,212
Net income	-	-	-	42,006	42,006
Balance December 31, 2014	307,808	$308	$905,136	$(349,770)	$555,674

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,006	$(81,825)	$(145,304)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	126,610	106,609	68,747
Amortization of debt financing costs	11,535	12,356	16,930
Amortization of debt discount (premium)	11,266	7,523	(3,828)
Non-cash (gain) loss on debt extinguishment	(3,752)	6,070	9,546
Share-based compensation expense	8,212	7,064	7,073
Deferred income tax expense (benefit)	(305)	997	3,785
Equity in loss of joint venture	570	513	49
Loss on disposal of assets	3,008	1,603	1,321
Changes in operating assets and liabilities:
Restricted cash	2,125	1,390	3,513
Trade receivables	15,226	(49,202)	(52,207)
Inventory	(10,088)	(17,860)	(13,568)
Prepaid expenses and other current assets	(4,914)	1,169	(9,724)
Other assets	6,307	(12,654)	318
Accounts payable	(5,976)	14,206	4,546
Accrued liabilities and other long-term liabilities	45,794	(46,390)	(41,762)
Net cash provided by (used in) operating activities	247,624	(48,431)	(150,565)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(51,746)	(564,319)	(874,117)
(Investment) return of investment in joint venture	23,250	—	(31,000)
Proceeds from sale of property and equipment	—	22	—
Net cash used in investing activities	(28,496)	(564,297)	(905,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured notes, net	—	775,000	1,987,000
Proceeds from issuance of term loan, net	—	344,750	490,000
Proceeds from the issuance of senior convertible notes	—	100,000	50,000
Repayment of long-term debt	(181,002)	(1,033,874)	(1,006,251)
Proceeds from (repayment of) revolving credit agreement, net	(10,000)	10,000	—
Debt issuance costs	—	(31,188)	(72,372)
Net cash provided by (used in) financing activities	(191,002)	164,688	1,448,377
Net increase (decrease) in cash and cash equivalents	28,126	(448,040)	392,695
Cash and cash equivalents—beginning of year	54,686	502,726	110,031
Cash and cash equivalents—end of year	$82,812	$54,686	$502,726
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$194,768	$248,652	$212,600
Taxes	27,839	21,859	15,486
Non-cash investing and financing transactions:
Interest capitalized	$5,220	$18,733	$75,087
Trade-in value on equipment upgrades	922	831	2,955
Fair value of embedded conversion option of Convertible Notes	—	11,732	2,920
Write-off of joint venture deferred construction supervision revenue	7,344	—	—
Reclassification of receivable in Titanium Explorer acquisition	—	—	33,664
Issuance of ordinary shares in settlement of agent fees	—	—	7,650

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

During the year ended December 31, 2014, in addition to the scheduled maturities payments on our various debt issuances of $63.5 million, we made discretionary open market repurchases of $47.4 million of our 7.125% Senior Secured Notes (the “7.125% Senior Notes”), $31.4 million of our 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”) and $13.4 million of our 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”). In June 2014, we made an additional principal payment of $42.0 million on our $500 million Term Loan (the “2017 Term Loan”) and in December 2014, we purchased $2.0 million of the 2017 Term Loan in the open market.

During the first quarter of 2015 we have acquired approximately $43.1 million of face value debt for total cash consideration of approximately $31.3 million.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Our investment in Sigma Drilling, Ltd. (“Sigma”), over which we exercise significant influence, but not control, is accounted for under the equity method. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recognized.

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the years ended December 31, 2014, 2013 and 2012 were $5.2 million, $18.7 million and $75.1 million, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value. The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra deepwater floaters and jackups deliveries scheduled for 2015 and

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2016, were indicators that an analysis of recoverability of the carrying value of our drilling rigs should be undertaken. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 2.6x to 4.5x.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma, which had contracted to build an ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We account for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the remaining shareholders of Sigma, of which we received $23.3 million. See “Note 4.Construction Supervision and Operations Management Agreements.” During the years ended December 31, 2014 and 2013, Sigma recognized losses from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following:

	2014	2013
	(In thousands)
Balance, beginning of year	$32,482	$31,320
Return of investment	(23,250)	—
Write-off of deferred construction supervision revenue	(7,344)	—
Vantage share of net losses	(570)	(513)
Capitalized interest	—	1,675
Balance, end of year	$1,318	$32,482

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	306,487	302,432	293,008
Restricted share equity awards	4,154	-	-
Adjusted weighted average ordinary shares outstanding for diluted EPS	310,641	302,432	293,008

The following is a reconciliation of the number of shares excluded from diluted EPS computations:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Options and warrants	2,087	2,469	2,534
Convertible notes	76,849	79,002	31,876
Restricted share equity awards	-	10,703	10,539
Future potentially dilutive ordinary shares excluded from diluted EPS	78,936	92,174	44,949

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

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of December 31, 2014 and 2013.

Share-Based Compensation: We account for employee share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. Employment agreements with certain executives provide for immediate vesting of outstanding share awards upon retirement, as defined. Retirement is defined as any separation from the Company, other than a termination for cause, so long as the executive has had at least five years of continuous service with the Company and provides at least six months advance notice to the Board of Directors. When a notification of intent to retire is received, making an executive retirement-eligible, the remaining unamortized portion of existing share awards is amortized through the original vesting date or the retirement date, whichever is earlier.   For the years ended December 31, 2014, 2013 and 2012, we recognized share-based compensation of $8.2 million, $7.1 million and $7.1 million, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. At December 31, 2014, the fair value of the 7.125% Senior Notes, the 7.5% Senior Notes, the 7.875% Convertible Notes and the 5.50% Convertible

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes (the “5.50% Convertible Notes”) discussed below under “Note 5. Debt” was approximately $495.2 million, $837.5 million, $37.8 million and $65.4 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At December 31, 2014 and December 31, 2013, we had no outstanding derivative instruments.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim reporting periods thereafter, with early adoption permitted. We will adopt the accounting standard on January 1, 2016.We are still evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

3. Transactions with F3 Capital and Affiliates

F3 Capital Note

In connection with the acquisition of the Platinum Explorer, we issued a promissory note to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the contingent conversion price of $1.10 per share so long as the F3 Capital Note is outstanding.

In conjunction with our acquisition of the Titanium Explorer in March 2012, we provided F3 Capital with the right to participate in an offering of equity or equity linked securities by applying a portion of the F3 Capital Note.  In August 2012, F3 Capital elected to apply $6.5 million aggregate principal amount of the F3 Capital Note as consideration for an equivalent amount of 7.875% Convertible Notes. We did not receive any cash proceeds from this direct placement.

We originally valued the F3 Capital Note based on our weighted average cost of capital which resulted in a discounted present value of $27.8 million. As of December 31, 2014, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $46.7 million, a Level 3 measurement.

Lawsut

On August 21, 2012, we filed a lawsuit styled Vantage Drilling Company vs. Hsin-Chi Su a/k/a Nobu Su against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to and during his tenure as one of our directors. In the lawsuit, we are seeking to recover actual and punitive damages as well as other relief, in each case, relating to our past transactions with Mr. Su and F3 Capital, including our joint venture with Mandarin Drilling Corporation, an entity formerly owned and controlled by Mr. Su, our acquisition of the Platinum Explorer from Mandarin Drilling Corporation and the financing thereof, and the acquisition of the Titanium Explorer.

In July 2013, F3 Capital delivered formal notice to us that it believes we breached the F3 Capital Note. Among its claims, F3 Capital alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital may attempt to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals and we intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that a court will agree with our interpretation.

On June 20, 2014, Mr. Su filed a counterclaim against the Company and certain of our current and former officers and directors now seeking damages in excess of $2 billion in the amended pleading. The counterclaim alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks indemnification from us with respect to the matters that are the basis of our lawsuit.

The lawsuit had been pending in the 270th Judicial District Court of Harris County, Texas. However, as of February 6, 2015, proceedings associated with our lawsuit and Mr. Su’s counterclaim have been stayed by the Texas state court, pending determination of certain matters in arbitration. We intend to vigorously pursue our claims and vigorously defend against the charges made in the counterclaim either in arbitration or in court, but we can provide no assurance as to the outcome of this legal action.

4. Construction Supervision and Operations Management Agreements

In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We will receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship.

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer an ultra deepwater drillship to be built by STX in South Korea. Pursuant to the terms of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. Following the receipt of notice in September 2013 that STX was suspending construction of the Palladium Explorer, Sigma terminated our construction management agreement in January 2014. In May 2014, we reached an agreement with Sigma regarding amounts owed to us under the construction management agreement, which resulted in payment to us of $4.0 million, including a $3 million termination fee. The remaining $1.7 million outstanding will be received on the earlier of the receipt of any further monies from STX or one year from the date of the agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the shareholders of Sigma, of which we received $23.3 million. While we continue to believe we will recover substantially all of our remaining investment, there can be no assurance that we will receive payments equal to the current amount of our investment in Sigma and the amount due under the construction management agreement.

In October 2012, we reached an understanding with a contractor in Mexico to manage the construction and operations of a newbuild jackup rig. The contractor subsequently acquired a second jackup rig and ordered two additional rigs, and awarded us construction management contracts for each of the four rigs. Effective September 30, 2013, the contractor assumed construction management responsibilities for the third and fourth rigs, however, we continued to receive our management fees until mid-November. We managed the operations of the first two rigs in Mexico until May 31, 2014 when we transitioned the rig operations to the contractor. In connection therewith, we received a termination fee of $2.75 million.

In July 2010, we signed an agreement to supervise and manage the construction and marketing of the ultra-deepwater drillship the Dalian Developer. In September 2013, the agreement was modified and notice was given to us that the contract would terminate in six months. The agreement terminated in March 2014 and we have no further obligations with regard to the Dalian Developer.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

Our debt was composed of the following:

	December 31,
	2014	2013
	(In thousands)
7.5% Senior Notes, issued at par	$1,118,615	$1,150,000
7.125% Senior Notes, issued at par	727,622	775,000
$500 million 2017 Term Loan, net of discount of $4,406 and $7,109	364,159	455,391
$350 million 2019 Term Loan, net of discount of $3,668 and $4,561	340,207	342,814
5.50% Convertible Notes, net of discount of $6,016 and $9,923	93,984	90,077
7.875% Convertible Notes, net of discount of $1,181 and $2,130	41,878	54,370
Revolving credit agreement	—	10,000
F3 Capital Note, net of discount of $11,785 and $15,602	41,715	37,898
	2,728,180	2,915,550
Less current maturities of long-term debt and revolving credit facility	95,378	63,500
Long-term debt, net	$2,632,802	$2,852,050

During 2014, we made numerous open market purchases of our outstanding debt issuances and an additional principal payment on our 2017 Term Loan. The following table summarizes our quarterly debt payments, both scheduled and discretionary, for the year ended December 31, 2014 (in thousands).

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter	Total
7.125% Senior Notes (1)	$6,000		$1,527	$32,500	$7,351	$47,378
7.5% Senior Notes (1)	—		—	7,000	24,385	31,385
7.875% Convertible Notes (1)	—		—	—	13,441	13,441
2017 Term Loan (2)(3)	—		42,000	—	2,000	44,000
Scheduled maturities payments	23,375	(4)	13,375	13,375	13,375	63,500
Total	$29,375		$56,902	$52,875	$60,552	$199,704

(1) Discretionary open market debt repurchases through December 31, 2014
(2) Additional principal payment in June 2014
(3) Discretionary open market purchase in December 2014
(4) Includes $10 million repayment of revolving credit agreement

Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2015 (1)	$96,559
2016 (2)	153,500
2017	272,065
2018	57,000
2019	1,448,490
Thereafter	727,622
Total debt (3)	2,755,236
Less:
Current maturities of long-term debt	(95,378)
Future amortization of note discounts	(27,056)
Long-term debt	$2,632,802

(1) Includes the assumed repayment of the outstanding $43.1 million 7.875% Convertible Notes

(2)  Includes the assumed repayment of the $100 million 5.5% Convertible Notes

(3)Excludes original issuance discount of $4.4 million, $3.7 million, $6.0 million, $1.2 million and $11.8 million on the 2017 Term Loan, the 2019 Term Loan, the 5.5% Convertible Notes, the 7.875% Convertible Notes and the F3 Capital Note, respectively

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, Offshore Group Investment Limited (“OGIL”), a wholly-owned subsidiary, issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Concurrently with the closing of the 7.5% Senior Notes, we entered into a $500 million 2017 Term Loan (the “2017 Term Loan”). The 2017 Term Loan was issued at 98% of the face value and did bear interest at LIBOR plus 5%, with a LIBOR floor of 1.25%. The 2017 Term Loan has scheduled debt maturities, payable quarterly, of 5% in the first year and 10% in subsequent years with final maturity in October 2017. The original issue discount, reported as a direct deduction from the face amount of the 2017 Term Loan, will be recognized over the life of the 2017 Term Loan using the effective interest rate method. The 2017 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries and includes the MODUs and contractual obligations of OGIL and its subsidiaries.

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

In connection with the repurchases of $31.4 million of the 7.5% Senior Notes during 2014 (see table above), we recognized a gain of $3.6 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

In connection with the additional principal payment and the open market repurchase of the 2017 Term Loan, we recognized a loss of $1.1 million related to the write-off of the original issuance discount and deferred financing costs that was partially offset by the redemption discount on the repurchase of the loan.

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

Additionally during March 2013, we entered into the $350 million 2019 Term Loan. The 2019 Term Loan was issued at 98.5% of the face value and bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. The original issue discount, reported as a direct deduction from the face amount of the 2019 Term Loan, will be recognized over the life of the 2019 Term Loan using the effective interest rate method. The 2019 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries and includes the MODUs and contractual obligations of OGIL and its subsidiaries.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the repurchases of $47.4 million of the 7.125% Senior Notes during 2014 (see table above), we recognized a gain of $1.9 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

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

The 5.50% Convertible Notes contain an embedded conversion option related to the cash settlement provisions and under U.S. GAAP is required to be separated into liability and equity components. We evaluated the 5.50% Convertible Notes based on the market terms of new, nonconvertible debt issuances made by companies with similar credit ratings, adjusting for the unsecured nature of the 5.50% Convertible Notes. Based on this evaluation, we determined that the fair value of the 5.50% Convertible Notes absent the conversion feature was approximately $88.3 million at issuance. The difference between the par value of the 5.50% Convertible Notes and the fair value at date of issuance was recorded as equity and as a discount to the face amount of the 5.50% Convertible Notes and is being amortized to interest expense over the expected life using the effective interest rate method.

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 7.875% Convertible Notes are subject to redemption at our option on or after September 1, 2015 and before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. Further, the 7.875% Convertible Notes are subject to mandatory conversion at our option on or before September 1, 2015 if the volume weighted average price of our ordinary shares is greater than or equal to 150% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. In each case, the redemption purchase price is equal to 100% of the principal amount of the 7.875% Convertible Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 7.875% Convertible Notes are subject to repurchase by us at the option of holders of the notes on September 1, 2015 and on September 1, 2017 for cash at a price equal to 100% of the principal amount of the 7.875% Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

In connection with the repurchase of $13.4 million of the 7.875% Convertible Notes during 2014 (see table above), we recognized a loss of $0.6 million related to the write-off of the original issuance discount and deferred financing costs on the debt.

Credit Agreement

In June 2012, we entered into a secured revolving credit agreement (the “Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million. In March 2013, in connection with the issuance of the 7.125% Senior Notes and the 2019 Term Loan, we amended the Credit Agreement to increase the aggregate principal amount to $200.0 million, of which $32.0 million is reserved for letters of credit. The Credit Agreement will now mature on April 25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit Agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.  As of December 31, 2014, we had issued letters of credit of $21.5 million and we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We were in compliance with all financial covenants of the Credit Agreement at December 31, 2014.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of December 31, 2014, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. As of December 31, 2014, 307,808,359 ordinary shares were issued and outstanding.       .

2007 Long-Term Incentive Plan

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

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is issued and “Additional paid-in capital” is recorded as the share-based compensation expense is recognized for financial reporting purposes.

During the year ended December 31, 2014, we granted to employees and directors 4,377,305 time-vested restricted shares and 2,006,526 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2014 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $11.8 million, based on an average share price of $1.85 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit is used. In the year ended December 31, 2014, 572,374 of the previously granted performance units vested and an additional 96,176 shares were issued pursuant to over target performance of the performance units. Additionally, we issued 186,010 ordinary shares in 2014 to four directors who had elected to receive their quarterly director’s retainer fee in our ordinary shares. These shares were issued quarterly and were valued at approximately $304,000 based on an average price of $1.63 per share,

A summary of the restricted share awards for the three years ended December 31, 2014 is as follows:

	Year Ended December 31,
	2014	2013	2012
Time vested restricted shares
Shares awarded	4,563,315	3,629,285	3,701,908
Weighted-average share price at award date	$1.84	$1.86	$1.06
Weighted average vesting period (years)	3.8	3.8	3.8
Shares vested	3,038,928	3,135,014	2,784,825
Shares forfeited	562,341	704,949	602,849
Performance vested restricted shares
Shares awarded	2,102,702	1,923,951	1,671,198
Weighted-average share price at award date	$1.85	$1.86	$1.07
Weighted average vesting period (years)	3	3	3
Shares vested	668,550	1,318,930	621,118
Shares forfeited	1,137,025	230,639	173,593

A summary of the status of non-vested restricted shares at December 31, 2014 and changes during the year ended December 31, 2014 is as follows:

	Time Vested Restricted Shares Outstanding	Weighted Average Award Date Share Price	Performance Vested Restricted Shares Outstanding (1)	Weighted Average Award Date Share Price
Nonvested restricted shares at January 1, 2014	7,690,794	$1.53	3,011,956	$1.52
Awarded	4,563,315	1.84	2,102,702	1.84
Vested	(3,038,928)	1.52	(668,550)	1.45
Forfeited	(562,341)	1.75	(1,137,025)	1.21
Nonvested restricted shares at December 31, 2014	8,652,840	$1.68	3,309,083	$1.85

(1)

The number of performance vested restricted shares shown as outstanding at the beginning and the end of 2014 equals the number of shares that would vest if the “target” level of performance is achieved. Under the terms of the performance vested restricted share awards, the minimum and maximum number of shares that may vest is zero and 1.5 times the target level, respectively.

As of December 31, 2014, there was approximately $14.5 million of total unrecognized share-based compensation expense related to time vested restricted shares which is expected to be recognized over the remaining weighted average period of approximately 2.1 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2014 was approximately $4.6 million.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, there was approximately $6.1 million of total unrecognized share-based compensation expense related to performance vested restricted shares which is expected to be recognized over the remaining weighted average period of approximately 1.7 years. The total award date value of performance vested restricted shares that vested during the year ended December 31, 2014 was approximately $966,000.

As of December 31, 2014, we had outstanding non-qualified stock options to acquire 104,000 ordinary shares that had been granted to key employees on June 12, 2008. The stock options have an exercise price of $8.40 per share, vested ratably over four years and have a ten-year life from date of grant. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and the aggregate fair value of the options was approximately $321,000. As of December 31, 2014, all of the stock options were vested and exercisable; no stock options have been exercised to date.

For the years ended December 31, 2014, 2013 and 2012, we recognized share-based compensation of $8.2 million, 7.1 million and $7.1 million, respectively.

Warrants

The following table summarizes certain information regarding our outstanding warrants as of December 31, 2014, 2013 and 2012.

Issuance Date	Expiration Date	Exercise Price	Warrants Outstanding
			2014	2013	2012
November 18, 2008 (1)	November 18, 2018	$2.50	1,983,471	1,983,471	1,983,471
June 5, 2009	June 5, 2014	$2.10	-	371,429	371,429

(1)	Issued in connection with the purchase of the Platinum Explorer

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have provided income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and/or our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes,  gross revenues or withholding taxes on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction.

The income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current	$40,333	$27,118	$15,121
Deferred	(305)	997	3,785
Total	$40,028	$28,115	$18,906

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	49.1	(51.1)	(14.5)
Other	(0.3)	(1.2)	(0.5)
Total	48.8%	(52.3)%	(15.0)%

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

The components of the net deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Share-based compensation	$1,052	$623
Accrued bonuses	1,165	1,360
Start-up costs	141	159
Deferred revenue	-	194
Loss carry-forwards	506	976
Other	6	3
Total deferred tax assets	2,870	3,315
Valuation allowance	(484)	(920)
Net deferred tax assets	2,386	2,395
Deferred tax liabilities:
Property and equipment	(2,749)	(3,057)
Total deferred tax liabilities	(2,749)	(3,057)
Net deferred tax liability	$(363)	$(662)

At December 31, 2014, we had foreign tax loss carry forwards of approximately $0.5 million which will begin to expire in 2016.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of $0.2 million is included in 2014 income tax expense and interest and penalties of $1.2 million are accrued as of December 31, 2014.

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2014	$2,149
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	233
Reductions for tax positions of prior years	-
Expiration of statutes	(117)
Tax settlements	-
Gross balance at December 31, 2014	2,265
Related tax benefits	-
Net balance at December 31, 2014	$2,265

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 and forward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

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

On August 21, 2012, we filed a lawsuit against Mr. Hsin-Chi Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. On June 20, 2014, we received notice that Mr. Su had filed a countersuit against the Company and certain of the Company’s current and former officers and directors. The countersuit alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks indemnification from us with respect to the matters that are the basis of our lawsuit. See above under “Note 3. Transactions with F3 Capital and Affiliates—Lawsuit” for additional information.

In July 2013, we made the initial milestone shipyard payment of $59.5 million on the Cobalt Explorer. We have agreed with the shipyard to defer the second milestone payment of $59.5 million, which was originally due in January 2015 to July 15, 2015. The third, and final, milestone payment based on the initial construction contract of approximately $476 million is due upon delivery, which is currently expected to be in the first quarter of 2016. We are currently pursuing drilling contracts for the Cobalt Explorer, and the timing and extent of any such contracts is a significant factor that will affect our financing alternatives, which may have a significant impact on our liquidity position in 2015. We expect to fund the balance of the purchase price of the Cobalt Explorer by debt financing, which we may not be able to accomplish on commercially reasonable terms, if at all.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

As of December 31, 2014, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $12.9 million, $2.9 million, $1.4 million and $1.1 million for each of the years ending December 31, 2015, 2016, 2017

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2018, respectively, and $1.1 million in the aggregate for the years 2019 and thereafter. Rental expenses for the three years ended December 31, 2014, 2013 and 2012 were approximately $15.2 million, $13.9 million and $15.1 million, respectively.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Prepaid insurance	$12,260	$13,178
Sales tax receivable	7,847	3,621
Income tax receivable	279	962
Current deferred tax asset	2,126	2,139
Other receivables	1,468	278
Deferred mobilization costs	—	665
Other	4,638	2,874
	$28,618	$23,717

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Drilling equipment	$3,391,024	$3,376,631
Assets under construction	113,229	75,993
Office and technology equipment	18,333	17,750
Leasehold improvements	1,980	2,033
	3,524,566	3,472,407
Accumulated depreciation	(406,674)	(281,759)
Property and equipment, net	$3,117,892	$3,190,648

Other Assets

Other assets consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred financing costs, net	$42,294	$56,145
Performance bond collateral	6,600	24,882
Deferred certification costs	7,767	6,494
Deferred agent fees	6,127	7,160
Deferred mobilization costs	15,715	4,066
Deferred income taxes	29	-
Deposits	1,365	1,280
	$79,897	$100,027

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Interest	$44,770	$43,064
Compensation	21,490	20,045
Insurance premiums	9,956	10,136
Unearned income	—	615
Deferred revenue	—	8,928
Property, service and franchise taxes	—	1,610
Income taxes payable	18,358	7,577
Other	6,963	4,407
	$101,537	$96,382

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred revenue	$72,158	$34,385
Deferred income taxes	2,517	2,801
Other non-current liabilities	10,652	8,454
	$85,327	$45,640

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

For the years ended December 31, 2014, 2013 and 2012, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 24%, 18%, 17% and 14% of consolidated revenue for the year ended December 31, 2014. Two customers accounted for approximately 28% and 24% of consolidated revenue for the year ended December 31, 2013. Four customers accounted for approximately 44%, 24%, 11% and 10% of consolidated revenue for the year ended December 31, 2012.

11. Supplemental Condensed Consolidating Financial Information

The 7.125% Senior Notes and 7.5% Senior Notes were issued under separate indentures and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our 100% owned subsidiaries (the “Subsidiary Guarantors”). A guarantor can be released from its obligations under certain customary circumstances contained in the indentures, loan agreements and credit agreement governing the terms of the indebtedness, including where the guarantor sells or otherwise disposes of all, or substantially all, of its assets, all of the capital stock of a guarantor is sold or otherwise disposed of to an unrelated party, the guarantor is declared “unrestricted” for covenant purposes, or when the requirements for legal defeasance or covenant defeasance to discharge the indenture have been satisfied. Our other subsidiaries have not guaranteed or pledged assets to secure the 7.125% Senior Notes or the 7.5% Senior Notes (collectively, the “Non-Guarantor Subsidiaries”).

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the condensed, consolidating financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL (the subsidiary issuer), (iii) the Subsidiary Guarantors on a consolidated basis, (iv) the Non-Guarantor Subsidiaries on a consolidated basis and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$5,731	$2,480	$60,422	$14,179	$—	$82,812
Other current assets	597	101	236,013	11,227	—	247,938
Intercompany receivable	288,256	682,665	—	—	(970,921)	—
Total current assets	294,584	685,246	296,435	25,406	(970,921)	330,750
Property and equipment, net	—	1,694	2,991,530	124,668	—	3,117,892
Investment in and advances to subsidiaries	460,197	1,433,239	1,053,496	2,104	(2,949,036)	—
Investment in joint venture	—	—	—	1,318	—	1,318
Other assets	8,671	39,750	26,793	4,683	—	79,897
Total assets	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Accounts payable and accrued liabilities	$30,201	$28,646	$79,549	$22,280	$—	$160,676
Current maturities of long-term debt	41,878	53,500	—	—	—	95,378
Intercompany payable	—	—	873,531	97,390	(970,921)	—
Total current liabilities	72,079	82,146	953,080	119,670	(970,921)	256,054
Long-term debt	135,699	2,497,103	—	—	—	2,632,802
Other long term liabilities	—	—	76,720	8,607	—	85,327
Shareholders’ equity (deficit)	555,674	(419,320)	3,338,454	29,902	(2,949,036)	555,674
Total liabilities and shareholders’ equity	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Condensed Consolidating Statement of Operations (in thousands)

	Year Ended December 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$843,444	$32,117	$—	$875,561
Operating costs and expenses	16,915	534	529,176	35,596	—	582,221
Income (loss) from operations	(16,915)	(534)	314,268	(3,479)	—	293,340
Income (loss) from equity method investees	77,339	271,060	—	—	(348,399)	—
Other, net	(18,418)	(191,744)	(189,280)	188,136	—	(211,306)
Income (loss) before income taxes	42,006	78,782	124,988	184,657	(348,399)	82,034
Income tax provision	—	—	38,337	1,691	—	40,028
Net income (loss)	$42,006	$78,782	$86,651	$182,966	$(348,399)	$42,006

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Year Ended December 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(28,763)	$(182,563)	$449,438	$9,512	$247,624
Cash flows from investing activities
Additions to property and equipment	—	(844)	(14,036)	(36,866)	(51,746)
Return of investment in joint venture	—	—	—	23,250	23,250
Net cash provided by (used in) investing activities	—	(844)	(14,036)	(13,616)	(28,496)
Cash flows from financing activities
Repayment of debt	(13,441)	(177,561)	—	—	(191,002)
Advances (to) from affiliates	44,447	357,980	(412,469)	10,042	—
Net cash provided by (used in) financing activities	31,006	180,419	(412,469)	10,042	(191,002)
Net increase (decrease) in cash and cash equivalents	2,243	(2,988)	22,933	5,938	28,126
Cash and cash equivalents—beginning of period	3,488	5,468	37,489	8,241	54,686
Cash and cash equivalents—end of period	$5,731	$2,480	$60,422	$14,179	$82,812

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$3,488	$5,468	$37,489	$8,241	$—	$54,686
Other current assets	343	2,203	229,533	18,221	—	250,300
Intercompany receivable	318,623	1,037,978	—	—	(1,356,601)	—
Total current assets	322,454	1,045,649	267,022	26,462	(1,356,601)	304,986
Property and equipment, net	—	1,151	3,098,768	90,729	—	3,190,648
Investment in and advances to subsidiaries	383,801	1,435,939	1,054,545	2,104	(2,876,389)	—
Investment in joint venture	—	—	—	32,482	—	32,482
Other assets	11,468	51,837	31,986	4,736	—	100,027
Total assets	$717,723	$2,534,576	$4,452,321	$156,513	$(4,232,990)	$3,628,143

Accounts payable and accrued liabilities	$29,922	$28,413	$67,829	$35,333	$—	$161,497
Current maturities of long-term debt	—	63,500	—	—	—	63,500
Intercompany payable	—	—	1,274,458	82,143	(1,356,601)	—
Total current liabilities	29,922	91,913	1,342,287	117,476	(1,356,601)	224,997
Long-term debt	182,345	2,669,705	—	—	—	2,852,050
Other long term liabilities	—	—	38,190	7,450	—	45,640
Shareholders’ equity (deficit)	505,456	(227,042)	3,071,844	31,587	(2,876,389)	505,456
Total liabilities and shareholders’ equity	$717,723	$2,534,576	$4,452,321	$156,513	$(4,232,990)	$3,628,143

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations (in thousands)

	Year Ended December, 2013
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$689,604	$42,456	$—	$732,060
Operating costs and expenses	16,244	(44)	424,801	34,135	—	475,136
Income (loss) from operations	(16,244)	44	264,803	8,321	—	256,924
Income (loss) from equity method investees	(50,226)	237,615	—	—	(187,389)	—
Other income (expense)	(15,355)	(296,957)	(2,590)	4,268	—	(310,634)
Income (loss) before income taxes	(81,825)	(59,298)	262,213	12,589	(187,389)	(53,710)
Income tax provision	—	29	25,325	2,761	—	28,115
Net income (loss)	$(81,825)	$(59,327)	$236,888	$9,828	$(187,389)	$(81,825)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Year Ended December 31, 2013
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(22,103)	$(336,644)	$293,694	$16,622	$(48,431)
Cash flows from investing activities
Additions to property and equipment	—	(623)	(483,715)	(79,959)	(564,297)
Net cash provided by (used in) investing activities	—	(623)	(483,715)	(79,959)	(564,297)
Cash flows from financing activities
Proceeds from debt issuances	100,000	1,129,750	—	—	1,229,750
Repayment of debt	—	(1,033,874)	—	—	(1,033,874)
Debt issuance costs	(3,509)	(27,679)	—	—	(31,188)
Advances (to) from affiliates	(86,371)	(147,929)	169,567	64,733	—
Net cash provided by (used in) financing activities	10,120	(79,732)	169,567	64,733	164,688
Net increase (decrease) in cash and cash equivalents	(11,983)	(416,999)	(20,454)	1,396	(448,040)
Cash and cash equivalents—beginning of period	15,471	422,467	57,943	6,845	502,726
Cash and cash equivalents—end of period	$3,488	$5,468	$37,489	$8,241	$54,686

Condensed Consolidating Statement of Operations (in thousands)

	Year Ended December 31, 2012
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$435,390	$36,082	$—	$471,472
Operating costs and expenses	12,858	(271)	281,731	30,520	—	324,838
Income (loss) from operations	(12,858)	271	153,659	5,562	—	146,634
Income (loss) from equity method investees	(120,503)	139,110	—	—	(18,607)	—
Other, net	(11,943)	(261,692)	(157)	760	—	(273,032)
Income (loss) before income taxes	(145,304)	(122,311)	153,502	6,322	(18,607)	(126,398)
Income tax provision	-	8	17,716	1,182	—	18,906
Net income (loss)	$(145,304)	$(122,319)	$135,786	$5,140	$(18,607)	$(145,304)

VANTAGE DRILLING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Year Ended December 31, 2012
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(7,657)	$(309,675)	$139,474	$27,293	$(150,565)
Cash flows from investing activities
Additions to property and equipment	(22)	(644)	(869,923)	(3,528)	(874,117)
Investment in joint venture	—	—	—	(31,000)	(31,000)
Net cash provided by (used in) investing activities	(22)	(644)	(869,923)	(34,528)	(905,117)
Cash flows from financing activities
Proceeds from debt issuances	50,000	2,477,000	—	—	2,527,000
Repayment of debt	—	(1,006,251)	—	—	(1,006,251)
Debt issuance costs	(1,821)	(70,551)	—	—	(72,372)
Advances (to) from affiliates	(39,978)	(667,423)	697,229	10,172	—
Net cash provided by (used in) financing activities	8,201	732,775	697,229	10,172	1,448,377
Net increase (decrease) in cash and cash equivalents	522	422,456	(33,220)	2,937	392,695
Cash and cash equivalents—beginning of year	14,949	11	91,163	3,908	110,031
Cash and cash equivalents—end of year	$15,471	$422,467	$57,943	$6,845	$502,726

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2014 and 2013 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2014
Revenues	$232,465	$219,718	$207,518	$215,860
Income from operations	91,003	81,720	54,628	65,989
Other expense	(53,801)	(56,221)	(51,935)	(49,349)
Net income (loss)	24,824	10,178	(5,616)	12,620
Earnings (loss) per share
Basic	$0.08	$0.03	$(0.02)	$0.04
Diluted	$0.07	$0.03	$(0.02)	$0.04

2013
Revenues	$147,001	$170,637	$175,885	$238,537
Income from operations	39,396	61,486	57,976	98,066
Other expense	(156,992)	(50,193)	(47,048)	(56,401)
Net income (loss)	(123,201)	4,216	6,844	30,316
Earnings (loss) per share
Basic	$(0.41)	$0.01	$0.02	$0.10
Diluted	$(0.41)	$0.01	$0.02	$0.09
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

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

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K or is incorporated in this Annual Report by reference to our definitive proxy statement, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014.

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
10.2

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated July 16, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.3

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas W. Halkett dated July 16, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.4

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated July 16, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.5

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Michel R. C. Derbyshire dated July 16, 2014 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.6

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated July 16, 2014 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.7

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Donald Munro dated July 16, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.8

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and William L. Thomson dated July 16, 2014 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.9

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Christopher G. DeClaire dated July 16, 2014 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.10

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Mark C. Howell dated July 16, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.11	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)
10.12

Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.13	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)
10.14

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

Exhibit No.	Description
10.15

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

10.16

Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.17

Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.18

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

10.19

Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.20

Joinder Agreement dated October 15, 2013 executed by Vantage Drilling ROCO S.R.L. and Vantage Drilling Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporate by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.21

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

10.22

Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.23

Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.24

Vantage Drilling Company Management Incentive Plan adopted August 20, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013)

21.1	Subsidiaries of Vantage Drilling Company (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)

Exhibit No.	Description
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY
By:	/s/ Paul A. Bragg
Name:	Paul A. Bragg
Title:	Chairman and Chief Executive Officer
Date:	March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Paul A. Bragg	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
Paul A. Bragg

/s/ Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 6, 2015
Douglas G. Smith

/s/ Jorge E. Estrada M.	Director	March 6, 2015
Jorge E. Estrada M.

/s/ Marcelo D. Guiscardo	Director	March 6, 2015
Marcelo D. Guiscardo

/s/ John C.G. O’Leary	Director	March 6, 2015
John C.G. O’Leary

/s/ Steinar Thomassen	Director	March 6, 2015
Steinar Thomassen

/s/ Robert F. Grantham	Director	March 6, 2015
Robert F. Grantham

/s/ Duke R. Ligon	Director	March 6, 2015
Duke R. Ligon

/s/ Ong Tian Khiam	Director	March 6, 2015
Ong Tian Khiam

/s/ Steven M. Bradshaw	Director	March 6, 2015
Steven M. Bradshaw

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))
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
10.2

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated July 16, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.3

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas W. Halkett dated July 16, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.4

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated July 16, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.5

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Michel R. C. Derbyshire dated July 16, 2014 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.6

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated July 16, 2014 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.7

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Donald Munro dated July 16, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.8

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and William L. Thomson dated July 16, 2014 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.9

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Christopher G. DeClaire dated July 16, 2014 (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.10

Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Mark C. Howell dated July 16, 2014 (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.11	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)
10.12

Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.13	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)
10.14

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

10.15

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

Exhibit No.	Description
10.16

Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.17

Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.18

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

10.19

Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.20

Joinder Agreement dated October 15, 2013 executed by Vantage Drilling ROCO S.R.L. and Vantage Drilling Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporate by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.21

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

10.22

Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.23

Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.24

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