Form 10-K/A
period 2014-12-31
Vantage Drilling CO
filed 2015-04-30
CIK 1419428

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting stock held by nonaffiliates as of June 30, 2014 based on the closing price of $1.92 per share on the NYSE MKT on such date, was approximately $380 million.

The number of the registrant’s ordinary shares outstanding as of February 11, 2015 was 310,486,258 shares.

Documents incorporated by reference

None

EXPLANATORY NOTE

Vantage Drilling Company is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Report”), (1) to revise Part III of the Report to include the information previously omitted from the Report, and (2) to revise Part IV, Item 15(a) to include all exhibits required to be filed with or incorporated by reference into the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of March 20, 2015 and certain other information about them are set forth below:

Name	Age	Position
Paul A. Bragg	59	Chairman of the Board of Directors and Chief Executive Officer
Jorge E. Estrada (1), (3)	67	Director
Robert F. Grantham (2), (3)	56	Director
Marcelo D. Guiscardo (2)	62	Director
Ong Tian Khiam	72	Director
Duke R. Ligon (2), (3)	73	Director
John C.G. O’Leary	59	Director
Steven M. Bradshaw (1),(2)	66	Director
Steinar Thomassen (1), (3)	68	Lead Independent Director
Douglas G. Smith	46	Chief Financial Officer and Treasurer
Christopher G. DeClaire	56	Vice President and Secretary
Douglas W. Halkett	54	Chief Operating Officer
Edward G. Brantley	60	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	61	Vice President – Marketing
William L. Thomson	44	Vice President – Technical Services, Supply Chain & Projects
Mark C. Howell	36	General Counsel
Linda J. Ibrahim	44	Vice President of Tax and Governmental Compliance

(1)	Member of our Audit Committee as of December 31, 2014.
(2)	Member of our Compensation Committee as of December 31, 2014.
(3)	Member of our Nominating and Corporate Governance Committee as of December 31, 2014.

Paul A. Bragg, 59, has served as our Chairman of the Board of Directors and Chief Executive Officer since 2008. Qualifications and Experience: Mr. Bragg has over 33 years of direct industry experience. Prior to joining us, Mr. Bragg was affiliated with Pride International, Inc. (“Pride”), which was one of the world’s largest international drilling and oilfield services companies prior to being acquired by Ensco plc. From 1999 through 2005, Mr. Bragg served as the Chief Executive Officer of Pride. From 1997 through 1999, Mr. Bragg served as Pride’s Chief Operating Officer, and from 1993 through 1997, Mr. Bragg served as the Vice President and Chief Financial Officer of Pride. As a result of his three decades in the offshore drilling industry, Mr. Bragg is experienced in the operational and marketing strategies that are key to our development and success. Additionally, Mr. Bragg has significant experience as the chief executive of a public company, with extensive knowledge of public and private financing and board functions. Education: Mr. Bragg graduated from the University of Texas at Austin in 1977 with a B.B.A. in Accounting.

Directorships for the past five years: None, other than our Board of Directors.

Jorge E. Estrada, 67, has served as one of our directors since 2008. Qualifications and Experience: Mr. Estrada has over 38 years of direct industry experience. From July 1993 to January 2002, Mr. Estrada was employed as a consultant to Pride. From January 2002 to May 2005 he was employed by Pride in a business development capacity. Mr. Estrada is also the President and Chief Executive Officer of JEMPSA Media and Entertainment. Mr. Estrada has a strong technical background and extensive experience in the offshore drilling industry. Mr. Estrada’s extensive experience in the offshore drilling industry and wealth of technical knowledge provides him with unique insight into potential issues that could emerge with respect to our operational development. Additionally, Mr. Estrada has a business development background that is extremely valuable to us as we grow our business. Education: Mr. Estrada received a B.S. in Geophysics from Washington and Lee University and was a PhD candidate at the Massachusetts Institute of Technology.

Directorships for the past five years: None, other than our Board of Directors.

Robert F. Grantham, 56, has served as one of our directors since 2008. Qualifications and Experience: Mr. Grantham has over 26 years of industry experience. From 1982 to 2006 he held senior management positions with various maritime shipping companies, including serving as Chartering Broker for London based Andrew Low Son & Co. from 1982 to 1984, General Manager of Shipping Agency and Consulting Company Hong Kong & Eastern (Japan) Ltd. (HESCO) from 1984 to 1990, Senior Manager of Singapore based Seaconsortium Ltd. from 1991 through 1994, and as a director of its successor, the Ben Line Agency Group, from 1994 through 2006. In 2006, Mr. Grantham founded his own European based marine consulting company. Mr. Grantham’s numerous directorships and international oil and gas shipping experience have provided him with a strong background in international maritime issues that play a key role in our business. Further, Mr. Grantham’s extensive work on corporate governance matters through his directorships provides an experienced voice on the Board of Directors.

Directorships for the past five years: Bluewave Services, Ltd. (2006 to present), The Medical Warehouse LTD (1999 to present) and TMT UK Ltd. (2006 to 2012).

Marcelo D. Guiscardo, 62, has served as one of our directors since 2008. Qualifications and Experience: Mr. Guiscardo has 34 years of industry experience. He is currently president and founder of QME USA, LLC an Oilfield Equipment construction company in Houston, Texas. Since 2008, Mr. Guiscardo has been the president of GDM Business Development, an international consulting firm focused on the oil & gas industry where he currently serves as an advisor to energy industry clients. He served as President of Pioneer Natural Resources, Inc.’s Argentine subsidiary from January 2005 until May 2006. From March 2000 until January 2005, he was Vice President, E&P Services for Pride. From September 1999 until joining Pride, he was President of GDM Business Development. From November 1993 until September 1999, Mr. Guiscardo held two executive officer positions with, and was a director of, YPF Sociedad Anonima, an international integrated energy company. Mr. Guiscardo was YPF’s Vice President of Business Development in 1998 and 1999. Prior to that, he was YPF’s Vice President of Exploration and Production. From 1979 to 1993 he filled various positions for Exxon Company USA and Exxon International (now ExxonMobil) that culminated in having E&P responsibilities over the Middle East (Abu Dhabi, Egypt, Saudi Arabia and Yemen), France, Thailand and Cote d’Ivoire. Mr. Guiscardo has in-depth knowledge of the oil and gas industry as well as experience in strategic development that is key to our growth. Through his various management roles, he has developed extensive knowledge of compensation structures and financial matters. Education: Mr. Guiscardo graduated in May 1979 with a B.S. in Civil Engineering from Rutgers College of Engineering.

Directorships for the past five years: QM Equipment, S.A. (2008 to present) and Pampa Del Abra, S.A. (2010 to present).

Ong Tian Khiam, 72, has served as one of our directors since 2009. Qualifications and Experience: Mr. Ong currently runs his own consultancy firm. From 2009 through July of 2012, Mr. Ong served as Chief Executive Officer of various affiliates of Today Makes Tomorrow, including Mandarin Drilling Corporation and Valencia Drilling Corporation. Additionally, since July 2007, Mr. Ong has served as Managing Director of OM Offshore Pte Ltd., a division of Otto Marine Pte Ltd., which invests in offshore drilling ventures. From November 1997 through July 2007, he served as Managing Director of PPL Shipyard Pte Ltd and Baker Marine Pte Ltd, a wholly-owned subsidiary of PPL, specializing in the construction of offshore drilling rigs and design of jackup drilling rigs. Through his experience, Mr. Ong has gained a variety of management and technical skills focusing on the design and production of offshore drilling equipment. Mr. Ong’s knowledge and skills with respect to the design and construction of offshore drilling vessels makes a valuable contribution to the Board of Directors as we continue to oversee the construction of vessels to be added to our fleet. Education: Mr. Ong graduated from the University of Singapore in 1969 with a Bachelor in Mechanical Engineering.

Directorships for the past five years: None, other than our Board of Directors.

Duke R. Ligon, 73, has served as one of our directors since February 2011. Qualifications and Experience: Mr. Ligon is a lawyer and owns and manages Mekusukey Oil Company, LLC. From January 2007 to March 2010, Mr. Ligon worked as a Legal Strategic Advisor to Love’s Travel Shops & Country Stores, Inc. From February 1997 to January 2007, Mr. Ligon served as General Counsel and Senior Vice President of Devon Energy Corporation in addition to serving as a member of Devon’s Executive Management Committee. Prior to that, Mr. Ligon was a partner in the New York office of the law firm Mayer, Brown & Platt from 1995 to February 1997. From 1985 to 1995, Mr. Ligon worked as a Senior Vice President and Managing Director and the Head of Energy Merchant Banking for Bankers Trust Company in New York. Prior to that, Mr. Ligon worked for Corcoran, Hardesty, Whyte, Hemphill & Ligon P.C. as a partner in the law firm’s Washington D.C. office from 1982 through 1985. From 1975 to 1982, Mr. Ligon worked as a partner at Bracewell & Patterson and was a member of the firm’s Management Committee. Mr. Ligon worked as an Assistant Administrator in the Federal Energy Administration (the predecessor to the U.S. Department of Energy) from 1973 through 1975. In 1973, Mr. Ligon worked as a Director at the U.S. Department of the Interior and headed the Department’s Office of Oil and Gas. Prior to that, Mr. Ligon worked as the oil and gas advisor to U.S. Treasury Secretary John B. Connally in 1972. Before serving Secretary Connally, Mr. Ligon worked as an Assistant to the President of Continental Oil Company (Conoco) from 1971 through

1972. Prior to his experience with Continental Oil Company, Mr. Ligon served as a Captain in the United States Army from 1969 through 1971 and was awarded a Bronze Star for his service in the Republic of Vietnam. Through his experience in the energy industry and work with various law firms, Mr. Ligon provides insight into management matters and corporate strategy, including compensation and audit committee matters, that we believe is essential for a growing company. Education: Mr. Ligon received a B.A. from Westminster College in 1963 and a J.D. from the University of Texas School of Law in 1969.

Directorships for the past five years: SteelPath MLP Funds Trust (2010 to 2012), Pre-Paid Legal Services, Inc. (2007 to 2011), Blueknight Energy Partners, LLP (2006 to present), Emerald Oil, Inc. (2011 to present), SBJV Holdings (2012 to present), PostRock Energy (2006 to present) and Panhandle Oil & Gas (2007 to 2015).

John C.G. O’Leary, 59, has served as one of our directors since 2008. Qualifications and Experience: Mr. O’Leary has over 31 years of industry experience. Mr. O’Leary is the CEO of Strand Energy, an independent consultancy firm with its head office in Dubai, UAE, providing advisory and brokerage services to clients in the upstream energy industry. Prior to forming Strand Energy, and from 2004 to 2006, Mr. O’Leary was a partner of Pareto Offshore ASA, a consultancy firm based in Oslo, Norway, providing consulting and brokerage services to customers in the upstream energy industry. Prior to commencing his work with Pareto Offshore in November 2004, Mr. O’Leary was President of Pride. He joined Pride in 1997 as Vice President of Worldwide Marketing. In addition to his experience in the oil and gas industry, which provides a view on the Board of Directors that encompasses the broader industry, Mr. O’Leary is experienced in finance and accounting matters and has extensive experience with financial statements. Education: Mr. O’Leary received an Honors B.E. in civil engineering from University College, Cork, Ireland in 1977. He holds two post-graduate degrees, one in Finance from Trinity College, Dublin and one in Petroleum Engineering from the French Petroleum Institute in Paris.

Directorships for the past five years: Technip (2008 to present), Huisman-Itrec (2006 to present), and Jumbo Shipping (2007 to present).

Steven M. Bradshaw, 66, has served as one of our directors since April 2011. Qualifications and Experience: Mr. Bradshaw has over 35 years of experience in the global logistics and transportation industry and currently serves as Managing Director at Global Logistics Solutions. Additionally, Mr. Bradshaw is an owner and director of Lenco Middle East FZC, a distributor of industrial and automotive lubricants and filtration systems in the Middle East. He is currently a member of the Board of Directors and the Chairman of the Conflicts Committee of Blue Knight Energy Partners, LP, a publicly traded master limited partnership. From 2005 to 2009, Mr. Bradshaw was the Vice President -Administration of Premium Drilling, Inc., an offshore drilling contractor. Previously, Mr. Bradshaw served as Executive Vice President of Skaugen Petro Trans, Inc. from 2001 to 2003, and as President, Refined Products Division, of Kirby Corporation from 1992 to 1996. Mr. Bradshaw served as an officer in the United States Navy. Education: Mr. Bradshaw received a B.A. in Mathematics from the University of Missouri and an M.B.A. from the Harvard Business School.

Directorships for the past five years: Blue Knight Energy Partners, LP (2009 to present) and Premium Drilling (Cayman) Limited (2006 to 2009).

Steinar Thomassen, 68, has served as one of our directors since 2008 and currently serves as Lead Independent Director. Qualifications and Experience: Mr. Thomassen has over 32 years of direct industry experience. Mr. Thomassen served as Manager of LNG Shipping for StatoilHydro ASA (formerly Statoil ASA) from August 2001 until his retirement in December 2007 and was responsible for the acquisition and construction supervision of three large LNG tankers. Previously, Mr. Thomassen served as Vice President of Industrial Shipping for Navion ASA from October 1997 to July 2001 and for Statoil ASA from September 1992 to September 1997 and was responsible for the chartering and operation of a fleet of LPG, chemical and product tankers. Previously, Mr. Thomassen served as Chief Financial Officer for Statoil North America Inc., from December 1989 to August 1992, and functioned as the head of administration, personnel, accounting and finance. From January 1986 until November 1989 he was employed by Statoil AS and served as Controller for the Statfjord E&P producing division. From May 1976 until December 1986, Mr. Thomassen was employed by Mobil Exploration Norway Inc., where he held various international positions, including Project Controller for the Statfjord Development, and served as Project Controller and Treasurer of the Yanbu Development Project in Saudi Arabia from January 1982 until December 1986. Mr. Thomassen’s experience in various positions with oil and gas companies provides international construction, marketing and general operational experience. Further, through his demonstrated skills as a chief financial officer, Mr. Thomassen provides the Board of Directors and the Audit Committee with valuable insight on finance matters, financial statements and audit matters. Education: Mr. Thomassen graduated from the Oslo School of Marketing in 1968.

Directorships for the past five years: None, other than our Board of Directors.

Douglas G. Smith, 46, has served as our Chief Financial Officer and Treasurer since 2008. Prior to joining us, Mr. Smith served with Pride as Vice President—Financial Projects from January 2007 to June 2007, as Vice President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. Mr. Smith is a certified public accountant and has a Bachelor’s of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Christopher G. DeClaire, 56, has served as our Vice President and Secretary since 2008. He also served as one of our directors until December 2009. Prior to his involvement with the company, Mr. DeClaire had successfully founded and sold 5 previous companies in various industries. Mr. DeClaire is the President of DeClaire Interests, Inc., a private investment and consulting firm that he formed in 2002. From 1999 through December 2002, Mr. DeClaire was a principal and managing director of Odyssey Capital, LLC, an investment banking and private equity firm. From 1994 through 1998, Mr. DeClaire founded and served as the Chairman and Chief Executive Officer of Skillmaster, Inc., a temporary staffing company which had over 5,000 full time employees working the areas of IT and engineering at the time it was sold. Mr. DeClaire graduated from Michigan State University in 1982 with a bachelor’s degree in pre-law.

Douglas W. Halkett, 54, has served as our Chief Operating Officer since 2008. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981.

Edward G. Brantley, 60, has served as our Chief Accounting Officer and Controller since 2008. Prior to joining us, Mr. Brantley served as Vice President and Chief Accounting Officer of Transmeridian Exploration Incorporated, an international exploration and production company, from 2005 to 2008. Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President—Finance of Baker Sand Control and Controller of Baker Hughes Inteq. Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire, 61, has served as our Vice President—Marketing since 2008. Prior to joining us, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai. From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol Foramer. Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

William L. Thomson, 44, has served as our Vice President of Technical Services, Supply Chain & Projects since March 8, 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

Mark C. Howell, 36, has served as our General Counsel since January 2014, and has served the company in various legal roles since 2010, including as Legal Director and Associate General Counsel. Prior to joining the company, Mr. Howell worked as an attorney focusing on corporate and securities law, and oil and gas industry transactions at the law firms Burleson Cooke LLP from 2009 to 2010 and at Andrews Kurth LLP from 2006 to 2009. Mr. Howell holds a Doctorate of Jurisprudence from South Texas College of Law and a B.A. from the University of Texas.

Linda J. Ibrahim, 44, has served as our Vice President of Tax and Governmental Compliance since February 2015, and has served the company in various tax roles since 2010. Prior to joining the company, Ms. Ibrahim was employed by Pride from 2006 to 2010, and PricewaterhouseCoopers LLP from 1999 to 2006, serving clients in the energy industry. Ms. Ibrahim holds a Bachelor of Business Administration – Accounting from the University of Houston and is a certified public accountant licensed in the state of Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, certain executive officers, and holders of more than 10% of our ordinary shares to file with the Securities and Exchange Commission (“SEC”) reports regarding their ownership and changes in ownership of our ordinary shares. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the year ended December 31, 2014, all reports filed by our directors and executive officers under Section 16(a) were made timely.

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

Audit Committee

At December 31, 2014, the Audit Committee consisted of Jorge E. Estrada, Steinar Thomassen, and Steven Bradshaw. In September 2014, Duke Ligon transitioned off of the committee and was replaced by Mr. Bradshaw. Mr. Thomassen serves as the Audit Committee Financial Expert and is the Chairman of the Audit Committee under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions. As of December 31, 2014, all of the members of the Audit Committee were independent as such term is defined under NYSE MKT rules. The Audit Committee met nine times during the year ended December 31, 2014.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to those individuals identified in the Summary Compensation Table below and referred to as our “named executive officers.” On July 21, 2014, Donald Munro, our Vice President—Operations retired effective January 31, 2015. As Mr. Munro was one of our most highly compensated officers for the year ended December 31, 2014, his compensation information is included in the discussion of named executive officer compensation, below.

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

The objectives of our executive compensation program are to attract, retain and motivate experienced, high-quality professionals to meet the long-term interest of our shareholders and to reward outstanding performance. Many of our competitors are larger, more established offshore drilling companies with greater financial resources. In order to compete with other offshore drilling companies, it is essential that we offer compensation to our executive officers that is competitive with our peer group.

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

The components of our compensation program include:

•	Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive with the peer group. Currently, base pay for our named executive officers ranges from 78% to 97% of market median for our peer group.

•	Annual Cash Incentive Awards. This component of our compensation program is an annual cash payment based on our performance relative to the metrics established by the Compensation Committee and the individuals’ performance measured against his individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consists of time-vested restricted shares and/or options and is designed to encourage retention and align the executives’ interest with our shareholders.

•	Performance-based Equity Awards. This component of compensation consists of performance-based restricted shares, options and/or cash and is designed to focus executives’ performance on our business and financial performance which should generate long-term shareholder value.

•	Other Benefits. This component of our compensation program consists primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country, including expatriate housing, schooling, home airfare and foreign taxes.

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

In 2013, our Compensation Committee recommended, and our Board of Directors adopted, a Management Incentive Plan for purposes of enhancing the alignment of interests between our executive officers and shareholders. Under the Management Incentive Plan, our executive officers may earn cash payments periodically over the three year term of the plan based on the increase in trading value of our ordinary shares. See “Elements of Our Compensation Program–Management Incentive Plan” for more on the Management Incentive Plan.

Compensation Committee

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually seeks advice from advisors as it believes is appropriate. The Compensation Committee reviews our compensation program including the allocation of the respective components of compensation, guidelines for the long-term incentive plan, and the metrics for the annual cash incentive plan, including the individual goals for the executive officers.

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

In performing its analysis and making recommendations, Frost reported to, and acted at the direction of, the Compensation Committee. The Compensation Committee did not adopt all of Frost’s recommendations, but utilized their work and its own judgment in making compensation decisions. Frost is not affiliated with any of our directors or officers, and Frost’s work has not raised any conflicts of interest. Our executive management did not engage Frost and did not direct or oversee Frost’s executive compensation analysis or recommendations.

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

As part of its review of our overall compensation programs in 2012, Frost examined the compensation programs for the 2011 Peer Group as well as the Supplemental Peers on the basis that the Supplemental Peers operate in several of the international jurisdictions where we operate, and are direct competitors for highly-skilled executives. Although not included in our benchmarks for compensation, the Compensation Committee considered the compensation practices of the Supplemental Peers in their evaluation of the overall compensation paid to executive officers.

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

Shareholder vote on Executive Compensation

In evaluating executive officer compensation in 2014, the Compensation Committee considered our shareholders’ approval of the compensation paid to our named executive officers in our 2014 shareholders meeting.

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

Elements of our Compensation Program

As described above, there are five primary components to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and, with respect to executives based outside of their home countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. The Compensation Committee reviews base salaries annually, subject to contractual obligations under the employment agreements with our executives, and has established a benchmark that executive officers’ salaries should equal the market median salary for equivalent positions at the companies in our peer group. For 2012, the Compensation Committee determined that Messrs. Bragg and Smith’s base salaries were below 90% of market median; however, no changes were made to their salaries for 2012 or 2013. Additionally, for 2012, each of Messrs. Halkett, Munro and Thomson’s salaries either met or exceeded the 90% threshold and therefore were not adjusted. In mid-2011, we implemented a policy whereby our Singapore-based employees received additional compensation equivalent to a 6% increase in their salaries due to the increased costs of living in the region. As Messrs. Halkett and Thomson were temporarily based in Singapore, and Mr. Munro was permanently based in Singapore, they each received additional compensation as a result of this policy.

In conjunction with the adoption of the Definitive Peer Group in 2013, and in recognition that their base salaries and overall compensation had been below 75% of the market median for a prolonged period of time, the Compensation Committee increased the 2014 base salary for Mr. Bragg from $545,900 to $595,000, and the base salary for Mr. Smith from $307,400 to $318,000. Despite these increases, Mr. Bragg’s and Mr. Smith’s base salaries and overall compensation remain significantly below the market median. In recognition of the fact that, despite their excellent performance, three of our named executive officers had not received any salary increases since joining the company in 2008, the Compensation Committee increased the 2014 base salary for Mr. Halkett from $400,000 to $430,000, the base salary for Mr. Munro from $275,000 to $285,000, and the base salary for Mr. Thomson from $265,000 to $285,000.

Annual Cash Incentive Awards. All of our executive officers participate in our annual cash incentive plan. Under this plan, each executive officer is assigned a target and a maximum bonus expressed as a percentage of his annual base salary. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2014 is set forth below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
Donald Munro	Vice President–Operations	70%	140%
William L. Thomson	Vice President–Technical Services	70%	140%

Target and maximum award percentages in the table above were established by our Compensation Committee in December 2013 and are identical to the target and maximum award percentage established for our named executive officers for 2012 and 2013. As is typical among our peer group, target and maximum award percentages vary among the named executive officers based on the potential impact each position has on our financial performance. Target and maximum award levels were established at a level designed to approximate the median anticipated annual cash award opportunities for executives in comparable positions within our peer group.

The amount of the award actually earned by an executive is based on performance relative to pre-established departmental, strategic, safety, financial, and individual goals. Under this structure, each performance category has a threshold, target, and maximum percentage assigned to the level of performance in that category, and each category is assigned a weighted percentage that corresponds to an executive’s target award percentage. As a result, executives’ awards are determined by multiplying the level of performance for each category by the percentage of each executive’s award allocated to that category (threshold, target and maximum percentages were set at 60%, 100% and 200%, respectively, for 2014). For example, if an executive obtained the threshold level of strategic performance, and his strategic performance weighted allocation was set at 30%, he would receive 18% percent of his target award (60% threshold multiplied by 30% weighted allocation).

The following table indicates the percentage of each executive’s target award that could be earned, allocated by category:

Name	Strategic	Financial	Safety	Departmental	Individual
Paul A. Bragg	30%	30%	10%	N/A	30%
Douglas G. Smith	30%	30%	10%	N/A	30%
Douglas W. Halkett	30%	30%	20%	N/A	20%
Donald Munro	20%	20%	20%	20%	20%
William L. Thomson	20%	20%	20%	20%	20%

For 2014, the Compensation Committee established goals focused in each category as follows:

Strategic. The strategic goals for 2014 were focused on (i) strengthening the company’s balance sheet through the repayment of at least $175 million of debt, improving the company’s credit rating outlook, and increasing the book value of our ordinary shares, (ii) meeting construction milestones, receiving a letter of intent, and developing a financing plan for the Cobalt Explorer, (iii) concluding one or more litigation matters, or a significant corporate transaction (including the development of certain operating structures), (iv) achieving performance for the company’s ordinary shares in the upper 33% of the peer group while reaching a price of at least $2.50 per ordinary share, and (v) expanding our fleet. In adopting these strategic goals, the Compensation Committee recognized that due to uncertainties in the offshore drilling industry, the expansion of the company’s fleet was of less importance during 2014 than reducing the company’s outstanding indebtedness. Accordingly, the Compensation Committee provided that so long as the company met its debt repayment targets for 2014, the goal of fleet expansion would not be considered when determining the achievement of the company’s strategic goals. Although the company’s share performance fell short of our goal, we exceeded the target performance for the majority of our strategic goals through our repayment of approximately $200 million of indebtedness, developing financing plans and meeting construction milestones with respect to the Cobalt Explorer, and developing new operating structures. Based on these achievements, the Compensation Committee evaluated the company’s performance with respect to strategic goals and determined that each of the named executive officers achieved performance of 122.6% of target.

Financial. The 2014 financial targets included (i) revenue (excluding reimbursable costs), (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (iii) earnings per share (“EPS”), and (iv) productive time on our fleet. The weighting in the calculation for these metrics was 20%, 50%, 10%, and 20%, respectively. Each of these targets was established for specific objectives that the Compensation Committee determined to be appropriate for purposes of incentivizing our executive officers and enhanced performance for our shareholders. In evaluating the level of performance achieved under the financial goals for 2014, the Compensation Committee considered adjustments to the financial results for one-time and non-routine charges.

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

The following is the calculation of the assessment of the financial targets for 2014:

(in millions, except earnings per share)
	Threshold	Target	Maximum	Results	Bonus Achievement	Weighting	Contribution
EPS (1)	$0.19	$0.21	$0.25	$0.14	0%	10%	0%
EBITDA (2)	$426.8	$474.3	$569.1	$419.9	0%	50%	0%
Operating Revenue (2)	$791.5	$879.5	$1,055.3	$857.8	90%	20%	18.03%
Productive Time	90.4%	95.1%	99.0%	95%	95%	20%	19.08%
	Total Weighted-Average Achievement of Financial Metrics:						37.12%

(1)	Adjusted for the finance charges associated with the early retirement of debt and other appropriate adjustments.
(2)	Does not include revenue from reimbursable costs under management agreements.

Quality, Health & Safety. Quality, Health and Safety are essential elements of our operations for both the well-being of our employees and our long-term business prospects. Our QHSE goals were measured by (i) the Lost Time Incident Rate (“LTIR”), (ii) the Total Recordable Incident Rate (“TRIR”), (iii) environmental matters, and (iv) our number of high potential incidents. We achieved LTIR and TRIR of 0.35 and 0.70, respectively, for 2014 as compared to our targets of 0.32 and 0.73, and our performance of our environmental goals and reduction of high potential incidents exceeded our targets. Based on this performance, the Compensation Committee determined that the level of achievement for the quality, health and safety metrics was 134%.

Departmental. The 2014 departmental goals for our operations and technical services departments were focused on (i) successful mobilization and start-up of the Titanium Explorer and Tungsten Explorer in West Africa, (ii) expanding the implementation of SAP across our fleet, (iii) developing work scopes, planning and budgets for various supply chain matters, and (iv) developing and implementing various management systems and training programs. For purposes of these departmental goals, our executives’ performance was largely measured against performance for our fleet and management projects. In order to receive the target award, performance must have been in line with our budgets and schedules, with above target awards to be earned only upon achieving substantial improvement over expected performance. For 2014, Messrs. Munro and Thomson were each determined to have achieved 100% of their departmental goals.

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

Paul A. Bragg. For 2014, Mr. Bragg’s individual goals focused on (i) the repayment of at least $175 million in indebtedness and increasing the book value of the company’s ordinary shares, (ii) resolving the company’s investment in Sigma Drilling and redeploying the investment, (iii) commencing or concluding one or more outstanding litigation matters, (iv) obtaining a letter of intent for a drilling contract and developing a financing plan for the Cobalt Explorer, (v) expanding analyst coverage of our ordinary shares and developing other officers’ role in investor relations.

Douglas G. Smith. For 2014, Mr. Smith’s individual goals focused on (i) developing a financing plan for the Cobalt Explorer, (ii) developing a comprehensive strategy for the early retirement of indebtedness, (iii) developing financing solutions for a variety of development projects, and (iv) restructuring field operations to respond to redeployment of our fleet, including the development of a succession plan for key finance personnel.

Douglas W. Halkett. For 2014, Mr. Halkett’s individual goals focused on (i) leading a series of operations managements meetings designed to improve intercompany efficiency and communication, (ii) developing customer relationships in West Africa in order to strategically position the company for future projects, (iii) attending and participating in investor conferences, (iv) implementing processes developed as part of operations management meetings, and (v) developing an executive succession plan.

Don Munro. For 2014, Mr. Munro’s individual goals focused on (i) the timely commencement of operations for the Tungsten Explorer’s contract in Congo, (ii) the successful transition of our management activities for a jackup project in Mexico to the owner, (iii) visiting with clients and participation in client performance reviews, (iv) achieving successful operations management meetings and implementing the processes developed as part of the operations management meetings, and (v) participating in our QHSE audit process.

William L. Thomson. For 2014, Mr. Thomson’s individual goals focused on (i) attending advanced well control and executive finance courses, (ii) developing a business expansion opportunity and providing technical support to our Vice President of Marketing during visits to U.S.-based clients, (iii) visiting drillships and jackups in our fleet and promoting the company at conferences and technology events, and (iv) participating in an investor conference and QHSE audit.

For 2014, the Compensation Committee determined that Messrs. Bragg, Smith, Halkett, Munro and Thomson each exceeded the majority of their individual goals and achieved performance equal to 113%, 100%, 110%, 100%, and 100% of target, respectively.

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

The target and actual cash awards paid to each of the named executive officers for their performance in 2014 are shown in the table below. The actual cash awards are also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table which follows this Compensation Discussion and Analysis.

	2014 Non-Equity Incentive Awards
Name	Target Bonus as a % of Salary	Payout as a % of Target	Target Bonus Award ($)	Maximum Award ($)	Actual Cash Award ($)
Paul A. Bragg	100%	95%	595,000	1,190,000	566,321
Douglas G. Smith	75%	91%	238,500	477,000	217,703
Douglas W. Halkett	80%	97%	344,000	688,000	332,579
Donald Munro	70%	99%	199,500	399,000	196,946
William L. Thomson	70%	99%	199,500	399,000	196,946

Time-based and Performance-based Equity Awards. We use a combination of restricted share awards, performance-based awards and other equity-based awards to retain our executives and align their interests with our shareholders. During 2011, the Compensation Committee reviewed the levels of share ownership of our executives, the total targeted compensation levels for our executives, industry compensation trends and the mix of fixed compensation versus variable compensation. Based on this review, the Compensation Committee established initial guidelines that at least 33% of future equity awards for executives would be performance-based awards, and equity awards made during 2014 were structured in conformity with these guidelines.

The vesting periods for time-based and performance-based awards are four years and three years, respectively. For 2014, the Compensation Committee made awards of 633,332; 200,004; 333,332; 159,996; and 159,996 time-based awards and 316,668; 99,996; 166,668; 80,004; and 80,004 performance-based awards to Messrs. Bragg, Smith, Halkett, Munro and Thomson, respectively.

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

Guidelines for Executive Share Ownership. We have established share ownership guidelines for our executive officers. Under these guidelines, the Chief Executive Officer must own shares equal to not less than five times his annual base pay and all other executive officers must own shares equal to not less than three times their annual base pay. For our current named executive officers, the deadline for compliance with these guidelines is December 31, 2015. In the event of an internal promotion or new hire being named an executive, such executive officer will have five years from the date of being named an executive officer to meet the share ownership guidelines. For purposes of calculating share ownership, the executive officers may include in the calculation the unvested portion of restricted share awards valued at the then current market price, but may not include performance unit awards. Due to the decline in the price of our ordinary shares in the fourth quarter of 2014, only Mr. Bragg was in compliance with the share ownership guidelines at December 31, 2014.

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

The Compensation Committee has initially allocated our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer with 25%, 14% and 20% of the award pool. Although our other named executive officers are expected to participate in any awards under the MIP, the level of participation for our Vice President of Operations and Vice President of Technical Services, Supply Chain & Projects is not established within the MIP.

Initial Award Under MIP. In September 2014, the Compensation Committee made awards of $2.1 million based on the attainment of a weighted average share price of $2.02 for our ordinary shares during the performance period ended September 30, 2013. This award was allocated to each of Messrs. Bragg, Smith, Halkett, Munro and Thomson in the amount of $400,000, $225,000, $300,000, $140,000 and $140,000, respectively.

2010 Executive Retention Plan. Due to the unavailability of shares necessary to make awards to our executive officers, in 2010 the Compensation Committee adopted the 2010 Executive Retention Plan (“2010 ERP”), to make awards to our executive officers in line with the recommended amounts included in their employment agreements. Awards under the 2010 ERP were made to executive officers and Mr. O’Leary and vested quarterly over a four year period on January 1, April 1, July 1 and October 1 of each year, such that one-sixteenth of the total award vested on each quarterly vesting date. Upon vesting, each award under the 2010 ERP was be paid in cash, net of applicable withholdings.

The total value of the awards made under the 2010 ERP for our executive officers, together with the portion of the award paid in 2014, is as follows:

Name	2010 Award	Paid in 2014
Paul A. Bragg	$1,158,750	$289,687
Douglas G. Smith	$467,363	$116,841
Douglas W. Halkett	$780,000	$195,000
Donald Munro	$453,750	$113,437
William L. Thomson	$437,250	$109,312

2015 Compensation Program

Base Salary. Following its comprehensive review in 2013, which led to increases in base salaries for each of our named executive officers in 2014, the Compensation Committee did not make any adjustments to the base salaries to be paid to our named executive officers in 2015. The Compensation Committee intends to continue its practice of reviewing base salaries on an annual basis, and we may adjust base salaries from time to time in order to respond to industry trends or market conditions.

Annual Cash Incentive Awards. The target bonus percentage and maximum bonus percentage for each of our named executive officers for 2015 is set forth in the table below:

Name	Title	Target Award Percentage	Maximum Award Percentage
Paul A. Bragg	Chief Executive Officer	100%	200%
Douglas G. Smith	Chief Financial Officer	75%	150%
Douglas W. Halkett	Chief Operating Officer	80%	160%
William L. Thomson	Vice President–Technical Services	70%	140%

The following table indicates the percentage of each executive’s target award that could be earned allocated by category:

Name	Strategic	Financial	Safety	Individual
Paul A. Bragg	30%	30%	10%	30%
Douglas G. Smith	30%	30%	10%	30%
Douglas W. Halkett	30%	30%	20%	20%
William L. Thomson	30%	30%	20%	20%

Strategic. The strategic goals for 2015 are focused on: (i) implementing cost cutting measures and strengthening our balance sheet, (ii) achieving certain milestones regarding the delivery of the Cobalt Explorer, (iii) reducing outstanding debt, (iv) substantially progressing or resolving one or more significant litigation matters and concluding the financial settlement process for our remaining investment in Sigma Drilling, and (v) evaluating a variety of potential transactions.

Financial. The financial targets for 2015 are as follows:

	(in millions, except earnings per share)
	Threshold	Target	Maximum
Operating Revenue (1)	$746.17	$829.08	$994.89
EBITDA	$376.32	$418.13	$501.76
EPS	$0.14	$0.14	$0.17
Productive Time	88.0%	92.6%	99.0%

(1)	Does not include revenue from reimbursable costs under management agreements.

Quality, Health & Safety. Safety is an essential element of our operations for both the well-being of our employees and our long-term business prospects. For safety, we have set a TRIR target ratio of 0.66, an LTIR target ratio of 0.32, and have established targets based on the level of improvement in certain other safety matters as part of our ongoing commitment to creating a safe and efficient work environment for our personnel.

Departmental. For 2015, the Compensation Committee determined that in order to simplify the structure of the cash incentive plan, departmental goals should be eliminated, with the percentage previously allocated to departmental goals reallocated to strategic, financial, QHSE, and individual goals.

Individual. The goals established for each named executive officer are appropriate based on the executive’s primary area of responsibility. The executive will receive his target award only for the achievement of all of his individual goals, but under certain circumstances may receive an award above target if one or more goals are obtained more quickly than targeted or if the goal is performed to a level that is above and beyond the requirement necessary to achieve the target award. Mr. Munro retired from the company effective January 31, 2015.

Paul A. Bragg. For 2015, Mr. Bragg’s goals are focused on: (i) implementing cost cutting measures and improving our balance sheet, (ii) obtaining certain milestones with respect to the Cobalt Explorer, (iii) progressing or resolving one or more litigation matters, (iv) developing a variety of strategic transactions.

Douglas G. Smith. For 2015, Mr. Smith’s goals are focused on: (i) evaluating and recommending measures to improve the company’s balance sheet focused on the repurchase of the company’s debt, (ii) developing financing alternatives with respect to the company, the Cobalt Explorer, and related matters, (iii) enhancing our strategic planning through greater communication to the Board of Directors regarding market conditions, and further develop the company’s risk assessment process, and (iv) reduce costs through the refinement of our field reporting structures.

Douglas Halkett. For 2015, Mr. Halkett’s goals are focused on: (i) improving the company’s quality, health and safety performance, with goal performance evaluated primarily on the basis of our achievement of TRIR, LTIR, and a reduction in safety-related matters onboard our rigs, (ii) keeping the company’s operations within budget, (iii) reducing our rigs’ inventory and reducing reliance on the use of air freight, and (iv) achieving best practices with respect to offshore and onshore human resources matters.

William L. Thomson. For 2015, Mr. Thomson’s goals are focused on: (i) improving the company’s quality, health and safety performance, with performance evaluated primarily on the basis of achievement of TRIR, LTIR, and a reduction in safety-related matters onboard our rigs, (ii) keeping the company’s operations within budget, (iii) reducing our rigs’ inventory and reducing reliance on the use of air freight, and (iv) achieving best practices with respect to offshore and onshore human resources matters.

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

The purpose of the change of control arrangements is to:

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

Perquisites. We provide our executive officers with a several perquisites which we believe are competitive with those of our peer group, including reimbursement for the cost of an annual physical, certain expatriate perquisites, and tickets to entertainment and sporting events (when those tickets are not being used for a business purpose).

Annual Physical. In light of the importance to the company of our executive officers monitoring and maintaining their health and wellness, in 2014, the Compensation Committee approved the reimbursement to our executive officers of certain costs associated with obtaining an annual physical. Under this policy, our executive officers, including our named executive officers, are entitled to reimbursement for their out-of-pocket costs for an annual physical, up to an annual maximum of $2,000 each.

Expatriate benefits. Employees, including executive officers, who reside outside of their home country as part of their job responsibilities receive a number of expatriate perquisites that we believe are competitive with those of peer companies engaged in significant international operations. For expatriate executive officers, these perquisites include paid housing and utilities, use of a car (or a car allowance, depending on the location), payment or reimbursement of in-country taxes, business class round trip flights for annual home leave (or in certain circumstances, the estimated cost of such flights for the executive and his family), school tuition expenses for their children, and for certain jurisdictions, an adjustment based on a geographic coefficient.

During 2012 and 2013, we permanently relocated five employees, including two of our named executive officers, to the United States. The employees, including the executive officers, who were relocated were provided with a one-time payment of one month’s salary as a relocation payment in addition to the expatriate perquisites detailed above; however, following relocation to the United States, the relocated employees have taxes withheld at a hypothetical rate of 18%, with the company only bearing the cost of taxes incurred in excess of the amount withheld. Further, these employees become wholly responsible for their own taxes three years following the date of relocation and are only eligible to receive paid housing for a period of two years following the date of relocation. The expatriate benefits provided for each of our named executive officers are included below in the Summary Compensation Table.

Additional expatriate benefits with respect to Mr. Halkett. Although Mr. Halkett was originally intended to be permanently relocated to the United States in 2012, in 2014, the Compensation Committee extended an additional flight benefit to Mr. Halkett for purposes of allowing him to travel to his home in the United Kingdom on a regular basis. This additional travel was typically scheduled to correspond with other business travel that is part of Mr. Halkett’s responsibilities for the company. Accordingly, the company bears the incremental additional cost associated with this benefit. The Compensation Committee has also approved an arrangement pursuant to which, commencing in August 2015, Mr. Halkett will reside and work primarily from the United Kingdom. Under this arrangement Mr. Halkett will no longer be entitled to round trip flights for his family, and the costs associated with Mr. Halkett traveling to and from the United Kingdom will be borne by the company.

Entertainment Perquisites. We maintain a package of tickets for a variety of entertainment and sporting events for purposes of business entertainment and use in company activities, including employee meetings and team building activities. Where a business use for the tickets has not been scheduled, these tickets are made available to our employees, including our named executive officers, for personal use. The incremental cost to the company for tickets provided for the personal use of our named executive officers is included below in the Summary Compensation Table.

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers during 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total Compensation ($)
Paul A. Bragg	2014	595,000	1,776,500	1,016,321	67,357	(3)	3,455,178
Chairman and Chief Executive Officer	2013	545,900	1,484,780	631,988	67,337	(3)	2,730,005
	2012	545,900	751,900	720,419	50,031	(3)	2,068,250

Douglas G. Smith	2014	318,000	561,000	442,703	29,934	(3)	1,351,637
Chief Financial Officer	2013	307,400	411,400	259,991	32,977	(3)	1,011,768
	2012	307,400	236,900	275,205	25,821	(3)	845,326

Douglas W. Halkett	2014	430,000	935,000	632,579	528,870	(3)(4)	2,526,449
Chief Operating Officer	2013	400,000	748,000	380,032	840,661	(3)(4)	2,368,693
	2012	400,000	442,900	435,101	474,385	(3)(4)	1,752,386

Donald Munro	2014	285,000	448,800	336,946	724,887	(4)	1,795,633
Vice President - Operations	2013	275,000	385,000	236,198	475,387	(4)	1,371,585
	2012	275,000	206,000	256,884	195,537	(4)	933,421

William L. Thomson	2014	285,000	448,800	336,946	525,687	(3)(4)	1,596,433
Vice President - Technical Services	2013	265,000	374,000	217,221	482,921	(3)(4)	1,339,142
	2012	265,000	206,000	249,026	393,479	(4)	1,113,505

(1)	The amounts shown represent the grant date fair value of restricted share and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing share and option awards, please see “Note 2, Basis of Presentation and Significant Accounting Policies—Share Based Compensation” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
(2)	For 2014, reflects payments to each of Messrs. Bragg, Smith, Halkett, Munro, and Thomson, respectively, of (i) $566,321, $217,703, $332,579, $196,946, and $196,946 made in March 2015 pursuant to our 2014 annual cash incentive program, and (ii) $450,000, $225,000, $300,000, $140,000, and $140,000 pursuant to the MIP. For 2012 and 2013, reflects amount paid to each executive in March 2013 and 2014, respectively, pursuant to our 2012 and 2013 annual cash incentive award programs.
(3)	For each of Messrs. Bragg, Smith and Halkett, reflects the estimated incremental cost to the company for the personal use of entertainment and sporting event tickets in the amounts of $33,757, $5,334, and $5,334 in 2014, $32,736, $6,477, and $5,549 in 2013, and $17,781, $2,196, and $1,550 in 2012, respectively. With respect to Mr. Bragg and Mr. Smith, respectively, reflects car allowances of $18,000 and $9,000 per year. With respect to Messrs. Bragg, Smith, and Halkett, reflects the company’s matching contribution to the 401(k) plan for 2014, 2013, and 2012 in the amounts of $15,600, $16,601, and $14,250 for Mr. Bragg, $15,600, $17,500, and $14,625 for Mr. Smith, and $15,600, $16,229, and $16,301 for Mr. Halkett. For Mr. Thomson, includes the company’s matching contributions to the 401(k) plan for 2014 and 2013 in the amounts of $15,600 and $16,229.

(4)	Additional detail for “All Other Compensation” is provided in the table below:

Name	Year	Housing ($)	Vehicle ($)	Schooling ($)	Home Airfare ($)	Relocation ($)	Taxes Paid ($)	Geographic Coefficient ($)	Total ($)
Douglas W. Halkett	2014	42,216	18,000	10,000	40,296	—	397,424	—	507,936
	2013	62,194	18,000	10,000	22,140	—	706,549	—	818,883
	2012	111,316	20,566	18,862	11,550	33,333	244,907	16,000	456,534
Donald Munro	2014	135,582	43,858	—	22,800	—	505,547	17,100	724,887
	2013	140,970	26,613	—	19,055	—	272,249	16,500	475,387
	2012	138,829	21,153	—	19,055	—	—	16,500	195,537
William L. Thomson	2014	60,000	4,755	20,000	4,192	—	421,140	—	510,087
	2013	92,179	21,522	41,527	32,791	22,083	247,315	9,275	466,692
	2012	138,829	20,973	55,238	22,231	—	140,308	15,900	393,479

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)
Paul A. Bragg	01/13/2014	—	—	—	950,000	1,776,500
	—	35,700	595,000	1,119,000	—	—
Douglas G. Smith	01/13/2014	—	—	—	300,000	561,000
	—	14,310	238,500	477,000	—	—
Douglas W. Halkett	01/13/2014	—	—	—	500,000	935,000
	—	41,280	344,000	688,000	—	—
Donald Munro	01/13/2014	—	—	—	240,000	448,800
	—	23,940	199,500	399,000	—	—
William L. Thomson	01/13/2014	—	—	—	240,000	448,800
	—	23,940	199,500	399,000	—	—

(1)	Messrs. Bragg, Smith, Halkett, Munro and Thomson each earned cash incentive awards of $566,321, $217,703, $332,579, $196,946, and $196,946, respectively, for 2014.
(2)	The awards in this column were granted under our 2007 LTIP and were comprised of restricted share awards and performance unit awards. Each award is divided into (a) a time-vested award equal to two thirds of the total share award that vests 25% annually commencing on the first anniversary of the date of grant and (b) a performance unit award equal to one third of the total share award that may vest over a 3-year period. The number of performance unit awards granted to each named executive officer reflects the number of shares that would be received upon achievement of the “target” level of performance under the award.
(3)	The grant date fair value of the share awards is equal to the number of shares granted times $1.87, the closing price of our shares as quoted on the NYSE MKT on January 13, 2014, the date the awards were granted. These values are also used for financial reporting purposes and are expensed over the vesting period of the awards.

Employment Agreements

We entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with each of our named executive officers, each effective July 16, 2014. The Amended and Restated Employment Agreements supersede the employment agreements each of our named executive officers had in place with the company prior to the effective date of the Amended and Restated Employment Agreements. We entered into the Amended and Restated Employment Agreements primarily for purposes of updating certain terms of our prior arrangements with our named executive officers, including modifications (i) to comply with changes in law, (ii) to eliminate the excise tax gross-up in the event of termination payments following a change of control, and (iii) to clarify the benefits payable to executives in the event of retirement. The Amended and Restated Employment Agreements provide for an initial term of three years in the case of Mr. Bragg, two years in the case of Messrs. Smith and Halkett and one year in the case of Messrs. Thomson and Munro, with the term of each agreement subject to an automatic extension by an additional one-year period on each anniversary of such agreement, unless either party gives notice of non-renewal at least ninety days before the renewal date. Under the terms of the Amended and Restated Employment Agreements, and in accordance with our existing salary structure and incentive compensation plans, Messrs. Bragg, Smith, Halkett, Munro and Thomson are entitled to annual base salaries of $595,900, $318,000, $430,000, $285,000, and $285,000, respectively, with target annual cash incentive awards equal to 100%, 75%, 80%, 70%, and 70%, of their respective salaries.

Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $2,100,000 to Mr. Bragg, $750,000 to Mr. Smith, $1,250,000 to Mr. Halkett, a range of $400,000 to $550,000 to Mr. Munro and $712,500 to Mr. Thomson. Under the 2010 ERP, each of the named executive officers received an award that vested quarterly over a four year period. Upon vesting, each award was paid in cash, net of applicable withholdings. For more information on the 2010 ERP, please see “Elements of Our Compensation Program—2010 Executive Retention Plan.”

Under the terms of the Amended and Restated Employment Agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his employment, the duration of which is based on the circumstances of termination. Additionally, each of the Amended and Restated Employment Agreements provides that upon “retirement” (as such term is defined in the Amended and Restated Employment Agreements), all stock awards granted to the applicable executive through the date of retirement shall vest immediately.

For 2014, 2013, and 2012, base salaries, together with payments under our annual cash incentive plans, and for 2014, the MIP, comprised 46.6%, 43.1%, and 61.2% of Mr. Bragg’s total compensation, 56.3%, 56.1%, and 68.9% of Mr. Smith’s total compensation, 42.3%, 33.2%, and 48.1% of Mr. Halkett’s total compensation, 34.6%, 37.3%, and 57.0% of Mr. Munro’s total compensation, and 39.4%, 36.5%, and 46.2% of Mr. Thomson’s total compensation.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause or in the event of a change of control, each as of December 31, 2014, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination
Compensation Type	Paul A. Bragg	Douglas G. Smith	Douglas W. Halkett	Donald Munro	William L. Thomson
Salary (1)	$1,785,000	$636,000	$860,000	$285,000	$285,000
Non-Equity Incentive Compensation (1)	$1,785,000	$477,000	$688,000	$199,500	$199,500
Accelerated Vesting of Equity Awards (2)	$1,063,289	$275,622	$569,428	$278,919	$275,622

Total	$4,633,289	$1,388,622	$2,117,428	$763,419	$760,122

Termination Following a Change of Control
Salary (3)	$1,955,100	$981,372	$1,290,000	$570,000	$570,000
Non-Equity Incentive Compensation (3)	$1,955,100	$736,029	$1,032,000	$399,000	$399,000
Accelerated Vesting of Equity Awards (2)	$1,063,289	$275,622	$569,428	$278,919	$275,622

Total	$4,973,489	$1,993,023	$2,891,428	$1,247,919	$1,244,622

(1)	Reflects payments equal to three years of annual salary and target non-equity incentive in the case of Mr. Bragg, two years of annual salary and non-equity incentive in the case of Messrs. Smith and Halkett and one year of annual salary and target non-equity incentive in the case of Messrs. Munro and Thomson.
(2)	Under the terms of their employment agreements, each of our named executive officers is entitled to receive immediate vesting of all restricted share and option awards upon termination without cause, termination by the executive with good reason or upon a change of control. Additionally, under the terms of our performance-unit awards, awards will vest at the target amount upon a change of control. This reflects the market value of outstanding equity awards as of December 31, 2014, valued at the closing price for our shares of $0.49 per share on such date.

(3)	Reflects payments equal to three years of annual salary and target non-equity incentive compensation based on an adjusted annual salary rate of $651,700 and $327,124 for each of Messrs. Bragg and Smith, respectively, payable pursuant to the terms of the COC Policy, if terminated following a change of control. Reflects payments equal to three years of annual salary and target non-equity incentive compensation for Mr. Halkett, and two years of salary and target non-equity incentive compensation for Messrs. Munro and Thomson, payable pursuant to the terms of the COC Policy if terminated following a change of control.

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

Generally, a multiple of a qualified individual’s then-current base salary is used for purposes of calculating the severance payment due upon a change of control. In 2011, the Compensation Committee determined, based on recommendations received from Frost, that upon a change of control, Messrs. Bragg and Smith would have their severance payment calculated based on a salary equal to 98% of the market median of our peer group, or $651,700 and $327,124, respectively.

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

Outstanding Equity Awards at Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Paul A. Bragg	2,175,305	1,063,289
Douglas G. Smith	667,850	326,445
Douglas W. Halkett	1,164,950	569,428
Donald Munro	570,620	278,919
William L. Thomson	563,875	275,622

(1)	Time-vested share awards granted to our named executive officers vest 25% annually commencing on the first anniversary of the date of grant. For Messrs. Bragg, Smith, Halkett, Munro and Thomson, respectively, there are 636,600; 228,200; 373,200; 192,500; and 185,500 restricted shares for which the first vesting date occurred on August 17, 2012; 489,100; 154,100; 288,100; 134,000; and 134,000 restricted shares for which the first vesting date occurred on January 16, 2013; 531,980; 147,400; 268,000; 138,020; and 134,000 restricted shares for which the first vesting date occurred on January 31, 2014; and 633,332; 200,004; 333,332; 159,996; and 159,996 restricted shares for which the first vesting date occurred on January 13, 2015.
(2)	Performance unit awards granted to our named executive officers vest one-third per year and equal the number of shares that would vest if the “target” level of performance is achieved. The minimum number of shares that may be issued upon vesting is zero and the maximum number of shares is 1.5 times the target level. For Messrs. Bragg, Smith, Halkett, Munro and Thomson, there are 313,600; 112,400; 183,800; 94,800 and 91,400 performance units for which the first vesting date occurred on August 17, 2012; 240,900; 75,900; 141,900; 66,000; and 66,000 performance units for which the first vesting date occurred on January 16, 2013; 262,020; 72,600; 132,000; 67,980; and 66,000 performance units for which the first vesting date occurred on January 31, 2014; and 316,668; 99,996; 166,668; 80,004; and 80,004 performance units for which the first vesting date occurred on January 13, 2015.
(3)	The market value of the share awards is equal to the number of unvested shares times $0.49, the closing price of our shares as quoted on the NYSE MKT on December 31, 2014.

2014 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Bragg	—	—	537,247	950,175
Douglas G. Smith	—	—	176,448	313,028
Douglas W. Halkett	—	—	304,313	539,762
Donald Munro	—	—	153,260	271,495
William L. Thomson	—	—	149,173	264,340

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director and Consultant Compensation Paid to John C. G. O’Leary

In May 2009, we entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary is a member of our Board of Directors. Under the terms of this agreement, which expired on May 5, 2012, we paid Strand Energy a monthly consulting fee of EUR 30,000, or an average of $40,721 per month based on the exchange rate between the Euro and the U.S. dollar through May 5, 2012. In May 2012, we entered into a new consulting agreement with Strand Energy pursuant to which the monthly consulting fee was reduced to $30,000. Under the terms of each of the 2009 and 2012 consulting agreements, Mr. O’Leary is entitled to participate in our benefit and executive compensation programs. Under the terms of the 2012 consulting agreement, Mr. O’Leary’s annual participation in our 2007 LTIP and annual cash incentive awards program is intended to be approximately 80% of the consulting fee paid to Strand Energy, subject to the final determination of the Compensation Committee. Mr. O’Leary’s previous participation in our annual cash incentive award program was established by our Chief Executive Officer and subsequently approved by our Compensation Committee. In addition, Mr. O’Leary received an award under the 2010 ERP for services provided in 2010.

Under the terms of the 2012 consulting agreement, Mr. O’Leary may also be entitled to receive a transaction fee equal to 1.0% of the value of any transaction he originates or to which he significantly contributes, subject to a final determination by the Board of Directors. Any transaction fee may be paid in either cash, or if so elected within 10 days of each anniversary of the agreement, in our ordinary shares, subject to the availability of shares under the 2007 LTIP as determined by the Compensation Committee. The aggregate amount that Mr. O’Leary may earn from any fees or awards payable under the consulting agreement is limited to $2 million per year. The 2012 consulting agreement was originally scheduled to terminate on April 30, 2015, but has been extended for an additional one year period. Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees from other parties on transactions with us. Mr. O’Leary did not originate any transactions in 2012, 2013, or 2014 that resulted in the payment of a transaction fee.

Mr. O’Leary did not receive any compensation for his service as a director during 2012, 2013, or 2014.

The following table indicates the compensation received by Mr. O’Leary from us during 2012, 2013, and 2014 pursuant to the terms of the 2009 and 2012 consulting agreements, including all compensation paid under the terms of the 2007 LTIP and the annual cash incentive award plan.

Year	Consulting Fees ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total Compensation ($)
2014	360,000	589,050	—	401,148	—	1,350,198
2013	360,000	504,900	—	371,001	—	1,181,901
2012	402,885	216,300	—	371,566	—	990,751

(1)	For 2014, reflects payment of $261,158 paid in March 2014 under our annual cash incentive award program, as well as the payment of $140,000 pursuant to the MIP. For 2012 and 2013, reflects amounts paid pursuant to our 2012 and 2013 annual cash incentive award programs.

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

The salary, non-equity incentive plan compensation, and share awards payable under the 2009 consulting agreement were determined by our Chief Executive Officer in order to align Mr. O’Leary’s compensation with the responsibilities and duties expected of him in the performance of the consulting services provided by Strand Energy, and such compensation was subsequently approved by the Board of Directors. The 2012 consulting agreement was negotiated on our behalf by the chairman of the Compensation Committee, and was approved by the Compensation Committee prior to execution.

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

2014 Director Compensation

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

For 2014, directors were provided with the opportunity to elect to receive the entirety of their cash retainer in our ordinary shares, with the number of shares received determined based on the closing price of our ordinary shares on the last trading day before the quarterly payment of the cash retainer. As these shares were paid in lieu of the cash retainer, they were not subject to the vesting conditions applicable to the annual grant of restricted shares made to directors.

The following table indicates the compensation paid to each director during 2014.

Name	Fees Earned or Paid in Cash ($) (1)		Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Steven Bradshaw	67,500		97,395	—		—	164,895
Jorge E. Estrada	75,000	(3)	97,395	—		—	172,395
Robert F. Grantham	68,000		97,395	—		—	165,395
Marcelo D. Guiscardo	72,000	(3)	97,395	—		—	169,395
Ong Tian Khiam	60,000	(3)	97,395	—		—	157,395
Duke R. Ligon	75,500		97,395	—		—	172,895
John C.G. O’Leary (4)	—		589,050	401,148	(5)	360,000	1,350,198
Steinar Thomassen	98,000	(3)	97,395	—		—	195,395

(1)	Represents directors’ fees for 2014 that were paid in 2014.
(2)	Reflects the grant date fair value of the share awards based on the closing price of $1.87 per share on January 13, 2014, as quoted on the NYSE MKT.
(3)	Each of Messrs. Estrada, Guiscardo, Ong, and Thomassen elected to receive their cash retainer in shares, which resulted in a total issuance in the amounts of 45,741, 43,910, 36,593, and 59,766 ordinary shares, respectively.
(4)	For detailed information on Mr. O’Leary’s compensation, please see “Director and Consultant Compensation Paid to John C.G. O’Leary.”
(5)	Reflects amount paid in 2015 pursuant to our 2014 annual cash incentive program, and a payment of $140,000 pursuant to the MIP.

Guidelines for Director Share Ownership. Pursuant to our share ownership guidelines applicable to the board of directors, each member of the board must own shares equal to not less than five times the value of the $60,000 annual cash retainer. For our current board of directors, the deadline for compliance with these guidelines is December 31, 2016, and any new director joining the board will have five years from the date of being named to the board to meet the share ownership guidelines. For purposes of calculating share ownership, directors may include in the calculation the unvested portion of restricted share awards valued at the then current market price. Due to the decline in the price of our ordinary shares in the fourth quarter of 2014, only Messrs. Estrada, Guiscardo, and O’Leary were in compliance with the share ownership guidelines at December 31, 2014.

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

Item 12. Item Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on February 11, 2015, except as noted below, by (1) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (2) each director, nominee for director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after February 11, 2015.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
F3 Capital (3)	102,246,114	32.9%
FMR LLC (4)	43,383,872	14.0%
Anchorage Capital Group, L.L.C. (5)	29,017,605	9.3%
Directors and named executive officers:
Paul A. Bragg (6)	6,312,969	2.0%
Jorge E. Estrada (7)	1,718,266	*
Robert Grantham (8)	236,221	*
Marcelo D. Guiscardo (9)	2,144,240	*
John C.G. O’Leary (10)	3,802,409	1.2%
Steinar Thomassen (11)	350,787	*
Douglas Halkett (12)	2,203,654	*
Douglas G. Smith (13)	1,200,239	*
William L. Thomson (14)	1,103,071	*
Donald Munro (15)	1,152,432	*
Ong Tian Khiam (16)	271,614	*
Duke R. Ligon (17)	277,821	*
Steven Bradshaw (18)	216,458	*
All directors and executive officers as a group (17 persons)	23,212,734	7.4%

*	Less than 1% of our ordinary shares outstanding.
(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

(2)	Based on 310,486,258 ordinary shares outstanding as of February 11, 2015. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Based on information included in a Schedule 13D filed on February 29, 2012. Mr. Hsin-Chi Su owns 100% of F3 Capital. The address of F3 Capital is 8F No 126 Jianguo North Road, Taipei 104, Taiwan. Includes 1,983,471 ordinary shares that may be acquired upon exercise of warrants that are currently exercisable. This does not reflect ordinary shares that could have been issued upon conversion of the F3 Capital Note. The number of shares beneficially owned by F3 Capital may be lower than as reported due to the sale of approximately 11,282,771 shares in conjunction with an unrelated court proceeding.
(4)	Based on information included in a Schedule 13G filed on February 13, 2015. The address of Fidelity is 245 Summer Street, Boston Massachusetts 02210. Edward C. Johnson III and FMR LLC, through its control of Fidelity, the Funds, SelectCo, and the SelectCo Funds each has sole power to dispose of these shares owned by the Funds. Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.
(5)	Based on information included in a Schedule 13G filed on February 17, 2015. Such shares are held for the account of Anchorage Capital Master Offshore, Ltd., a Cayman Islands exempted company incorporated with limited liability (“Anchorage Offshore”). Anchorage Capital Group, L.L.C. (“Capital Group”) is the investment advisor to Anchorage Offshore. Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Capital Group. Mr. Davis is the President of Capital Group and a managing member of Management and Mr. Ulrich is the Chief Executive Officer of Capital Group and the other managing member of Management. Each of Capital Group, Management, Mr. Davis and Mr. Ulrich may be deemed the beneficial owner of 29,017,605 shares, which includes 1,381,475 shares resulting from the assumed conversion of $3,300,000 principal amount of our 5.50% Convertible Notes. The address of Capital Group is 610 Broadway, 6th Floor, New York, New York 10012.
(6)	Paul A. Bragg is our Chairman and Chief Executive Officer. Includes 1,496,596 unvested shares granted to Mr. Bragg pursuant to the 2007 LTIP. Does not include 895,356 shares that may be acquired upon the vesting of performance units granted to Mr. Bragg pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(7)	Jorge E. Estrada is one of our directors. Includes 52,083 unvested shares granted to Mr. Estrada pursuant to the 2007 LTIP.
(8)	Robert Grantham is one of our directors. Includes 52,083 unvested shares granted to Mr. Grantham pursuant to the 2007 LTIP.
(9)	Marcelo D. Guiscardo is one of our directors. Includes 52,083 unvested shares granted to Mr. Guiscardo pursuant to the 2007 LTIP.
(10)	John C.G. O’Leary is one of our directors. Includes 524,375 unvested shares granted to Mr. O’Leary pursuant to the 2007 LTIP. Does not include 269,100 shares that may be acquired upon vesting of performance units granted to Mr. O’Leary pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(11)	Steinar Thomassen is one of our directors. Includes 52,083 unvested shares granted to Mr. Thomassen pursuant to the 2007 LTIP.
(12)	Douglas Halkett is our Chief Operating Officer. Includes 12,900 ordinary shares owned by Mr. Halkett’s spouse and 786,024 unvested shares granted to Mr. Halkett pursuant to the 2007 LTIP. Does not include 465,336 shares that may be acquired upon the vesting of performance units granted to Mr. Halkett pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(13)	Douglas G. Smith is our Chief Financial Officer. Includes 462,232 unvested shares granted to Mr. Smith pursuant to the 2007 LTIP. Does not include 272,592 shares that may be acquired upon the vesting of performance units granted to Mr. Smith pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(14)	William Thomson is our Vice President–Technical Services, Supply Chain & Projects. Includes 380,253 unvested shares granted to Mr. Thomson pursuant to the 2007 LTIP. Does not include 226,008 shares that may be acquired upon the vesting of performance units granted to Mr. Thomson pursuant to the 2007 LTIP, assuming “target” performance is achieved.
(15)	Donald Munro was Vice President-Operations until his retirement in January 31, 2015.
(16)	Ong Tian Khiam is one of our directors. Includes 52,083 unvested shares granted to Mr. Ong pursuant to the 2007 LTIP.
(17)	Duke R. Ligon is one of our directors. Includes 52,083 unvested shares granted to Mr. Ligon pursuant to the 2007 LTIP.
(18)	Steven Bradshaw is one of our directors. Includes 52,083 unvested shares granted to Mr. Bradshaw pursuant to the 2007 LTIP.

Equity Compensation Plan Information

For the table of awards issued under the 2007 LTIP, see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in our Annual Report on Form 10-K for the year ended December  31, 2014.

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

Employment of Alex Munro

In October 2014, we entered into an employment relationship with Alex Munro, the son of Donald Munro, our former Vice President-Operations. Under the terms of his employment, Alex Munro serves in the role of Trainee Assistant Driller. His annual compensation is projected to be approximately $133,700.

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

Item 14. Principal Accounting Fees and Services

Independent Public Accountant Fees

Effective December 1, 2014, UHY LLP (“UHY”) resigned as the Company’s independent registered public accounting firm. On December 1, 2014, UHY closed on an agreement with BDO USA, LLP (“BDO”) pursuant to which BDO acquired the Texas practice of UHY. On December 3, 2014, the Company, through and with the approval of the Audit Committee, engaged BDO as its independent registered public accounting firm. For the years ended December 31, 2013 and 2014, UHY billed the fees set forth below:

Fees	Year Ended December 31, 2013	Year Ended December 31, 2014
Audit Fees (1)	$593,606	$270,492
Audit-Related Fees (2)	$133,600	$26,844
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$727,206	$297,336

For the years ended December 31, 2013 and 2014, BDO billed the fees set forth below:

Fees	Year Ended December 31, 2013	Year Ended December 31, 2014
Audit Fees (1)	$—	$400,602
Audit-Related Fees (2)	$—	—
Tax Fees	—	—
All Other Fees	—
Total Fees	$—	$400,602

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements and internal controls over financial reporting, the review of the interim consolidated financial statements included in our quarterly reports and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audits of our benefit plan financial statements, due diligence in connection with mergers and acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

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

All services provided by UHY and BDO during the years ended December 31, 2014 and 2013 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Amendment No. 1 to Annual Report on Form 10-K/A the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form F-4 (File No. 333-147797))

3.2	Amended and Restated Memorandum and Articles of Association of Vantage Drilling Company effective December 21, 2009 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Specimen Ordinary Share certificate (Incorporated by reference to Exhibit 4.2 of Amendment No. 4 to the Company’s registration statement on Form F-4 (File No. 333-147797))

4.2	Warrant to Purchase Ordinary Shares, dated June 5, 2009 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on June 8, 2009)

4.3	Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.4	First Supplemental Indenture dated as of August 21, 2012 among Vantage and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 23, 2012)

4.5	Indenture dated as of October 25, 2012 by and among Offshore Group Investment Limited, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

4.6	First Supplemental Indenture dated as of December 3, 2012 among PT. Vantage Drilling Company Indonesia, OGIL, Vantage, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on December 6, 2012)

4.7	Second Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.8	Third Supplemental Indenture dates as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

4.9	Indenture dated as of March 28, 2013 by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

4.10	First Supplemental Indenture dated as of May 22, 2013 among OGIL, Vantage Drilling Company, Vantage Driller VI Co., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

4.11	Second Supplemental Indenture dated as of October 15, 2013, among OGIL, Vantage Drilling Company, Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013)

Exhibit No.	Description

4.12	Base Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

4.13	First Supplemental Indenture dated as of July 16, 2013 by and between Vantage Drilling Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on July 16, 2013)

10.1	Vantage Drilling Company 2007 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on June 18, 2008)

10.2	Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Paul A. Bragg dated July 16, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.3	Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas W. Halkett dated July 16, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.4	Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Douglas G. Smith dated July 16, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.5	Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Michel R. C. Derbyshire dated July 16, 2014 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.6	Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Edward G. Brantley dated July 16, 2014 (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

10.7	Amended and Restated Employment and Non-Competition Agreement between Vantage Drilling Company and Donald Munro dated July 16, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on July 17, 2014)

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

10.11	Employment and Non-Competition Agreement between Vantage Drilling Company and Linda J. Ibrahim dated February 1, 2015. (Filed herewith)

10.12	Form of Promissory Note between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.13	Form of Registration Rights Agreement between Vantage Drilling Company and F3 Capital (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on July 9, 2010)

10.14	Change of Control Policy dated and effective as of November 29, 2010 (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011)

10.15	Amendment No. 1 to Term Loan Agreement dated November 20, 2013, amending and restating the Term Loan Agreement dated as of October 25, 2012, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on November 22, 2013)

Exhibit No.	Description

10.16	Second Term Loan Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited and Vantage Delaware Holdings, LLC, as borrowers, Vantage Drilling Company as a guarantor, the other guarantors party thereto, Citibank N.A., as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.17	Joinder Agreement dated as of May 22, 2013 between Vantage Driller VI Co. and Citibank, N.A. as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.18	Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling Gabon and Citibank, N.A., as administrative agent under the Term Loan Agreement dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.19	Amended and Restated Credit Agreement dated as of March 28, 2013, by and among Offshore Group Investment Limited, Vantage Drilling Company as a guarantor, the other guarantors party thereto, the lenders from time to time party thereto, Royal Bank of Canada, as administrative agent, and RBC Capital Markets, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on April 3, 2013)

10.20	Joinder Agreement dated May 22, 2013 executed by Vantage Driller VI Co. relating to the Amended and Restated Credit Agreement with Royal Bank of Canada as administrative agent dated as of March 28, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on May 24, 2013)

10.21	Joinder Agreement dated October 15, 2013 executed by Vantage Drilling ROCO S.R.L. and Vantage Drilling Gabon, relating to the Amended and Restated Credit Agreement dated as of March 28, 2013, as amended (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 16, 2013).

10.22	Amended and Restated Intercreditor Agreement dated as of October 25, 2012 by and among Wells Fargo Bank, National Association, as Pari Passu Collateral Agent for the pari passu secured parties, Wells Fargo Bank, National Association, as trustee under the new indenture and as Collateral Agent for the new notes, Royal Bank of Canada as Administrative Agent for the credit agreement, Wells Fargo Bank, National Association as collateral agent for the credit agreement secured parties, Citibank, N.A. as administrative agent for the term loan secured parties, Wells Fargo Bank, National Association as collateral agent for the term loan secured parties, and Wells Fargo Bank, National Association, as trustee under the existing indenture, and acknowledged and agreed by Offshore Group Investment Limited, Vantage Drilling Company, and the guarantors signatory thereto (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on October 29, 2012)

10.23	Form of Indemnification Agreement for the Directors and Officers of the Company and its Subsidiaries (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.24	Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated May 8, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the SEC on July 30, 2012)

10.25	First Amendment to Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated April 20, 2015. (Filed herewith)

10.26	Vantage Drilling Company Management Incentive Plan adopted August 20, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING COMPANY

By:	/s/ PAUL A. BRAGG
Name:	Paul A. Bragg
Title:	Chairman and Chief Executive Officer