Form 10-Q
period 2015-03-31
Vantage Drilling CO
filed 2015-05-07
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of Vantage Drilling Company ordinary shares outstanding as of April 30, 2015 is 310,931,922 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$78,829	$82,812
Trade receivables	159,656	153,428
Inventory	68,558	65,892
Prepaid expenses and other current assets	22,821	28,618
Total current assets	329,864	330,750
Property and equipment
Property and equipment	3,534,527	3,524,566
Accumulated depreciation	(437,927)	(406,674)
Property and equipment, net	3,096,600	3,117,892
Other assets
Investment in joint venture	1,132	1,318
Other assets	73,247	79,897
Total other assets	74,379	81,215
Total assets	$3,500,843	$3,529,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,821	$59,139
Accrued liabilities	145,980	101,537
Current maturities of long-term debt, net of discount of $650 and $1,181	90,289	95,378
Total current liabilities	285,090	256,054
Long–term debt, net of discount of $21,862 and $25,875 and current maturities	2,559,531	2,632,802
Other long-term liabilities	77,286	85,327
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 310,932 and 307,808 shares issued and outstanding	311	308
Additional paid-in capital	906,965	905,136
Accumulated deficit	(328,340)	(349,770)
Total shareholders’ equity	578,936	555,674
Total liabilities and shareholders’ equity	$3,500,843	$3,529,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Contract drilling services	$207,981	$214,932
Management fees	1,881	4,582
Reimbursables	7,787	12,951
Total revenue	217,649	232,465
Operating costs and expenses
Operating costs	96,108	101,722
General and administrative	8,865	8,115
Depreciation	31,623	31,625
Total operating costs and expenses	136,596	141,462
Income from operations	81,053	91,003
Other income (expense)
Interest income	6	13
Interest expense and other financing charges	(50,554)	(54,487)
Gain (loss) on debt extinguishment	20,606	(106)
Other, net	(338)	779
Total other income (expense)	(30,280)	(53,801)
Income before income taxes	50,773	37,202
Income tax provision	29,343	12,378
Net income	$21,430	$24,824

Earnings per share
Basic	$0.07	$0.08
Diluted	$0.06	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,430	$24,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	31,623	31,625
Amortization of debt financing costs	2,694	2,880
Amortization of debt discount	2,957	2,839
Non-cash (gain) loss on debt extinguishment	(20,597)	106
Share-based compensation expense	1,832	2,141
Deferred income tax benefit	(525)	(57)
Equity in loss of joint venture	186	108
Loss on disposal of assets	20	104
Changes in operating assets and liabilities:
Restricted cash	—	2,125
Trade receivables	(6,228)	(47,985)
Inventory	(2,665)	(3,071)
Prepaid expenses and other current assets	6,296	3,318
Other assets	2,904	1,021
Accounts payable	(10,318)	(3,954)
Accrued liabilities and other long-term liabilities	34,882	33,296
Net cash provided by operating activities	64,491	49,320
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(8,798)	(9,371)
Net cash used in investing activities	(8,798)	(9,371)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(59,676)	(19,374)
Repayment of revolving credit agreement, net	—	(10,000)
Net cash used in financing activities	(59,676)	(29,374)
Net increase (decrease) in cash and cash equivalents	(3,983)	10,575
Cash and cash equivalents—beginning of period	82,812	54,686
Cash and cash equivalents—end of period	$78,829	$65,261
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$15,220	$16,383
Taxes	9,462	5,935
Non-cash investing and financing transactions:
Interest capitalized	$(1,553)	$(1,174)

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

During the quarter ended March 31, 2015, in addition to scheduled maturity payments of $13.1million on our various debt issuances, we made discretionary open market purchases of a face value of $31.8 million of our 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”), $26.2 million of our 5.50% Senior Convertible Notes (the “5.50% Convertible Notes”), $4.4 million of our 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) and $7.5 million of our $500 million Term Loan (the “2017 Term Loan”).

During April 2015, we have acquired an additional $5.1 million of face value of our 5.50% Convertible Notes and $21.2 million of face value of our 7.875% Convertible Notes.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2014 is derived from our December 31, 2014 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three months ended March 31, 2015 was $1.5 million as compared to $1.2 million for the three months ended March 31, 2014. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra-deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs as of December 31, 2014. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 2.6x to 4.5x.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight-line basis which approximates the interest method. As we make open market purchases to retire debt or discretionary debt payments, we recognize as an expense a proportionate amount of the related deferred financing costs.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which had contracted to build an ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the shareholders of Sigma, of which we received $23.3 million. During the three month periods ended March 31, 2015 and 2014, Sigma recognized losses from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2014	$1,318
Vantage share of net losses	(186)
Balance, March 31, 2015	$1,132

Sigma commenced arbitration proceedings against STX in 2014 as called for under the construction contract for the Palladium Explorer. In April 2015, the initial phase of the arbitration was concluded, and it was determined that Sigma was entitled to recover damages with respect to STX’s termination of the construction contract, up to a maximum of $12.0 million plus interest, capped by substantiated project costs. While we continue to believe we will recover all of our remaining investment, there can be no assurance that we will receive payments equal to the current amount of our investment in Sigma and the amount due under the construction management agreement. See “Note 4. Construction Supervision and Operations Management Agreements.”

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

Earnings per Share: Basic earnings per share are based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted earnings per share are computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	309,852	305,282
Convertible notes	24,528	79,413
Restricted share equity awards	1,188	-
Adjusted weighted average ordinary shares outstanding for diluted EPS	335,568	384,695

The following is a detail of the number of shares excluded from diluted EPS computations:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Options and warrants	2,087	2,469
Convertible notes	36,562	-
Restricted share equity awards	7,896	14,675
Future potentially dilutive ordinary shares excluded from diluted EPS	46,545	17,144

The excluded share options, warrants and restricted share equity awards are anti-dilutive as the exercise or conversion price of such securities exceeded the average market price of our shares for the applicable periods. The ordinary shares issuable for the convertible notes are excluded as the effect of including convertible debt and the related adjustments to income under the “if-converted” method of computing diluted earnings per share is anti-dilutive for the applicable periods.

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of March 31, 2015 or December 31, 2014.

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. Employment agreements with certain executives provide for immediate vesting of outstanding share awards upon retirement, as defined. Retirement is defined as any separation from the Company, other than a termination for cause, so long as the executive has had at least five years of continuous service with the Company and provides at least six months advance notice to the Board of Directors. When a notification of intent to retire is received, making an executive retirement-eligible, the remaining unamortized portion of existing share awards is amortized through the original vesting date or the retirement date, whichever is earlier. We recognized approximately $1.8 million and $2.1 million of share-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At March 31, 2015, the fair value of the 5.50% Convertible Notes, 7.125% Senior Secured Notes (the “7.125% Senior Notes”), the 7.5% Senior Notes and the 7.875% Convertible Notes was approximately $45.0 million, $412.0 million, $610.0 million and $35.2 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At March 31, 2015 and December 31, 2014, we had no outstanding derivative instruments.

Recent Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, using either a full or a modified retrospective application approach. We are beginning the process of evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim reporting periods thereafter, with early adoption permitted. We will adopt the accounting standard on January 1, 2016.We are still evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption on a retrospective basis of this standard is permitted for financial statements that have not been previously issued. We will adopt this accounting standard on January 1, 2016 and it will only have a presentation impact on our consolidated financial statements.

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

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of March 31, 2015, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $46.2 million, a Level 3 measurement.

Lawsuit

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

On June 20, 2014, Mr. Su filed a counterclaim against the Company and certain of our current and former officers and directors. The counterclaim alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks damages in excess of $2 billion as well as indemnification from us with respect to the matters that are the basis of our lawsuit.

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

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer an ultra-deepwater drillship to be built by STX in South Korea. Pursuant to the terms of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. Following the receipt of notice in September 2013 that STX was suspending construction of the Palladium Explorer, Sigma terminated our construction management agreement in January 2014. In May 2014, we reached an agreement with Sigma regarding amounts owed to us under the construction management agreement, which resulted in payment to us of $4.0 million, including a $3.0 million termination fee. The remaining $1.7 million outstanding will be received on the earlier of the receipt of any further monies from STX or one year from the date of the agreement.

5. Debt

Our debt was composed of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,086,815	$1,118,615
7.125% Senior Notes, issued at par	727,622	727,622
2017 Term Loan, net of discount of $3,934 and $4,406	344,986	364,159
2019 Term Loan, net of discount of $3,452 and $3,668	339,548	340,207
5.50% Convertible Notes, net of discount of $3,633 and $6,016	70,135	93,984
7.875% Convertible Notes, net of discount of $650 and $1,181	38,057	41,878
Revolving credit agreement	—	—
F3 Capital Note, net of discount of $10,843 and $11,785	42,657	41,715
	2,649,820	2,728,180
Less current maturities of long-term debt and revolving credit facility	90,289	95,378
Long-term debt, net	$2,559,531	$2,632,802

Through April 30, 2015, we have made numerous open market purchases of our outstanding debt issuances. The following table summarizes our year-to-date debt payments, both scheduled and discretionary, (in thousands).

	First Quarter	Second Quarter	Total
7.5% Senior Notes	$31,800	$-	$31,800
7.875% Convertible Notes	4,352	21,203	25,555
5.50% Convertible Notes	26,232	5,057	31,289
2017 Term Loan	7,462	-	7,462
Scheduled maturities payments	13,058	-	13,058
Total	$82,904	$26,260	$109,164

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

In connection with the repurchase of $31.8 million of the 7.5% Senior Notes during the first quarter of 2015 (see table above), we recognized a gain of $9.3 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

In connection with the repurchase of $7.5 million the 2017 Term Loan during the first quarter of 2015 (see table above), we recognized a gain of $1.6 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

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

In connection with the repurchase of $26.2 million of the 5.50% Convertible Notes during the first quarter of 2015 (see table above), we recognized a gain of $9.6 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

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

In connection with the repurchase of $4.4 million of the 7.875% Convertible Notes during the first quarter of 2015 (see table above), we recognized a gain of $0.2 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We were in compliance with all financial covenants of the Credit Agreement at March 31, 2015. As of March 31, 2015, we had issued letters of credit for $22.9 million under the Credit Agreement.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of March 31, 2015, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. As of March 31, 2015, 310,931,922 ordinary shares were issued and outstanding.

2007 Long-Term Incentive Plan

Under our 2007 Long-Term Incentive Plan (the “LTIP”), we may issue a maximum of 45 million ordinary shares. During the three months ended March 31, 2015, we granted to employees and directors 4,093,973 time-vested restricted shares and 1,864,909 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2015 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $2.1 million, based on an average share price of $0.35 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the three months ended March 31, 2015, 2,975,579 of previously granted time-vested restricted share awards vested. Additionally, 147,984 of previously granted performance unit awards vested during the first quarter of 2015 pursuant to a retiring executive’s employment agreement.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have calculated income taxes based on the tax laws and rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes, gross revenues or withholding taxes on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction.

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

In July 2013, we made the initial milestone shipyard payment of $59.5 million on the Cobalt Explorer. We have agreed with the shipyard to defer the second milestone payment of $59.5 million, which was originally due in January 2015 to July 15, 2015. The third, and final, milestone payment based on the initial construction contract of approximately $476 million is due upon delivery, which is currently expected to be in the first quarter of 2016. We are currently pursuing drilling contracts for the Cobalt Explorer, and the timing and extent of any such contracts is a significant factor that will affect our financing alternatives.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Prepaid insurance	$9,123	$12,260
Sales tax receivable	5,877	7,847
Income tax receivable	236	279
Current deferred tax asset	2,626	2,126
Other receivables	1,520	1,468
Other	3,439	4,638
	$22,821	$28,618

Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Drilling equipment	$3,394,753	$3,391,024
Assets under construction	116,606	113,229
Office and technology equipment	21,188	18,333
Leasehold improvements	1,980	1,980
	3,534,527	3,524,566
Accumulated depreciation	(437,927)	(406,674)
Property and equipment, net	$3,096,600	$3,117,892

Other Assets

Other assets consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$38,555	$42,294
Performance bond collateral	6,600	6,600
Deferred certification costs	7,872	7,767
Deferred agent fees	5,873	6,127
Deferred mobilization costs	13,017	15,715
Deferred income taxes	22	29
Deposits	1,308	1,365
	$73,247	$79,897

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Interest	$75,975	$44,770
Compensation	19,029	21,490
Insurance premiums	6,638	9,956
Income taxes payable	38,669	18,358
Other	5,669	6,963
	$145,980	$101,537

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Deferred revenue	$63,867	$72,158
Deferred income taxes	2,485	2,517
Other non-current liabilities	10,934	10,652
	$77,286	$85,327

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of MODUs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our MODUs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies. We also provide construction supervision services for drilling units owned by others although that business represented less than 1% of our total revenue for the first quarter of 2015.

For 2014, the majority of our revenue was from countries outside of the United States. With the relocation of the Titanium Explorer to the U.S. Gulf of Mexico in November 2014, approximately 20% of our first quarter 2015 revenue came from the United States and the remaining 80% was from foreign countries. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 27%, 24% and 20% of consolidated revenue for the three months ended March 31, 2015. Three customers accounted for 28%, 22 % and 18% of consolidated revenue for the three months ended March 31, 2014.

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

The following tables present the condensed consolidating financial information as of March 31, 2015 and 2014 and for the three months ended March 31, 2015 and 2014 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL (the subsidiary issuer), (iii) the Subsidiary Guarantors on a consolidated basis, (iv) the Non-Guarantor Subsidiaries on a consolidated basis and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of March 31, 2015 and 2014 and results of operations for the three months ended March 31, 2015 and 2014, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$6,023	$22,459	$45,194	$5,153	$—	$78,829
Other current assets	401	177	239,460	10,997	—	251,035
Intercompany receivable	261,945	609,467		—	(871,412)	—
Total current assets	268,369	632,103	284,654	16,150	(871,412)	329,864
Property and equipment, net	—	1,764	2,963,348	131,488	—	3,096,600
Investment in and advances to subsidiaries	480,813	1,433,239	1,053,495	2,104	(2,969,651)	—
Investment in joint venture	—	—	—	1,132	—	1,132
Other assets	7,369	37,059	24,159	4,660	—	73,247
Total assets	$756,551	$2,104,165	$4,325,656	$155,534	$(3,841,063)	$3,500,843

Accounts payable and accrued liabilities	$26,766	$60,089	$97,190	$10,756	$—	$194,801
Current maturities of long-term debt	38,057	52,232	—	—	—	90,289
Intercompany payable	—	—	763,773	107,639	(871,412)	—
Total current liabilities	64,823	112,321	860,963	118,395	(871,412)	285,090
Long-term debt	112,792	2,446,739	—	—	—	2,559,531
Other long term liabilities	—	—	68,522	8,764	—	77,286
Shareholders’ equity (deficit)	578,936	(454,895)	3,396,171	28,375	(2,969,651)	578,936
Total liabilities and shareholders’ equity	$756,551	$2,104,165	$4,325,656	$155,534	$(3,841,063)	$3,500,843

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$213,147	$4,502	$—	$217,649
Operating costs and expenses	4,535	281	128,389	3,391	—	136,596
Income (loss) from operations	(4,535)	(281)	84,758	1,111	—	81,053
Income (loss) from equity method investees	20,618	57,527	—	—	(78,145)	—
Other, net	5,347	(35,294)	51	(384)	—	(30,280)
Income (loss) before income taxes	21,430	21,952	84,809	727	(78,145)	50,773
Income tax provision	—	—	27,091	2,252	—	29,343
Net income (loss)	$21,430	$21,952	$57,718	$(1,525)	$(78,145)	$21,430

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(10,614)	$(12,208)	$97,751	$(10,438)	$64,491
Cash flows from investing activities
Additions to property and equipment	—	(157)	(1,437)	(7,204)	(8,798)
Net cash provided by (used in) investing activities	—	(157)	(1,437)	(7,204)	(8,798)
Cash flows from financing activities
Repayment of debt	(18,822)	(40,854)	—	—	(59,676)
Advances (to) from affiliates	29,728	73,198	(111,542)	8,616	—
Net cash provided by (used in) financing activities	10,906	32,344	(111,542)	8,616	(59,676)
Net increase (decrease) in cash and cash equivalents	292	19,979	(15,228)	(9,026)	(3,983)
Cash and cash equivalents—beginning of period	5,731	2,480	60,422	14,179	82,812
Cash and cash equivalents—end of period	$6,023	$22,459	$45,194	$5,153	$78,829

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$5,731	$2,480	$60,422	$14,179	$—	$82,812
Other current assets	597	101	236,013	11,227	—	247,938
Intercompany receivable	288,256	682,665	—	—	(970,921)	—
Total current assets	294,584	685,246	296,435	25,406	(970,921)	330,750
Property and equipment, net	—	1,694	2,991,530	124,668	—	3,117,892
Investment in and advances to subsidiaries	460,197	1,433,239	1,053,496	2,104	(2,949,036)	—
Investment in joint venture	—	—	—	1,318	—	1,318
Other assets	8,671	39,750	26,793	4,683	—	79,897
Total assets	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Accounts payable and accrued liabilities	$30,201	$28,646	$79,549	$22,280	$—	$160,676
Current maturities of long-term debt	41,878	53,500	—	—	—	95,378
Intercompany payable	—	—	873,531	97,390	(970,921)	—
Total current liabilities	72,079	82,146	953,080	119,670	(970,921)	256,054
Long-term debt	135,699	2,497,103	—	—	—	2,632,802
Other long term liabilities	—	—	76,720	8,607	—	85,327
Shareholders’ equity (deficit)	555,674	(419,320)	3,338,454	29,902	(2,949,036)	555,674
Total liabilities and shareholders’ equity	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$220,716	$11,749	$—	$232,465
Operating costs and expenses	3,283	14	128,179	9,986	—	141,462
Income (loss) from operations	(3,283)	(14)	92,537	1,763	—	91,003
Income (loss) from equity method investees	32,703	81,474	—	—	(114,177)	—
Other income (expense)	(4,596)	(49,995)	583	207	—	(53,801)
Income (loss) before income taxes	24,824	31,465	93,120	1,970	(114,177)	37,202
Income tax provision	—	—	11,722	656	—	12,378
Net income (loss)	$24,824	$31,465	$81,398	$1,314	$(114,177)	$24,824

Condensed Consolidating Statement of Cash Flows (in thousands)

	Three Months Ended March 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(11,232)	$(9,275)	$68,591	$1,236	$49,320
Cash flows from investing activities
Additions to property and equipment	—	—	(1,170)	(8,201)	(9,371)
Net cash provided by (used in) investing activities	—	—	(1,170)	(8,201)	(9,371)
Cash flows from financing activities
Repayment of debt	—	(29,374)	—	—	(29,374)
Advances (to) from affiliates	8,427	55,843	(75,755)	11,485	—
Net cash provided by (used in) financing activities	8,427	26,469	(75,755)	11,485	(29,374)
Net increase (decrease) in cash and cash equivalents	(2,805)	17,194	(8,334)	4,520	10,575
Cash and cash equivalents—beginning of period	3,489	5,467	37,489	8,241	54,686
Cash and cash equivalents—end of period	$684	$22,661	$29,155	$12,761	$65,261

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2015 and our results of operations for the three months ended March 31, 2015 and 2014. The discussion should be read in conjunction with the financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Warm Stack
Topaz Driller	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Operating
Tungsten Explorer	2013	12,000	40,000	Operating
Cobalt Explorer	2016	12,000	40,000	Under construction
(1)

The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The Cobalt Explorer will be equipped to drill in 10,000 feet of water with a dual derrick and two seven-ram BOPs.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. In a series of estimate revisions, the International Energy Agency now estimates that demand growth for 2015 will increase by approximately 1.1 million barrels per day or 1.2% which is a modest increase from prior demand growth estimates. The increase in demand has been more than offset by increased production, primarily in the Middle East and the United States.

In response to the significant decline in oil prices, exploration and development companies have been significantly reducing capital expenditure budgets for 2015 with estimates generally ranging from 5% to in excess of 30% depending on the region of the world.  As a result of these dramatic capital expenditure reductions, exploration and development companies have been releasing rigs and significantly reducing equipment orders. It is anticipated that global production will start to decline in the second half of 2015, which has resulted in a modest recovery in oil prices. However, we still anticipate that our industry will experience depressed market conditions through the remainder of 2015 and into 2016.

In addition to the generally depressed market conditions, the industry has a significant number of newbuild drilling rig deliveries scheduled for 2015 and 2016.  The order book for jackups currently indicates that 56 additional jackups are scheduled for delivery through the end of 2015 with another 50 jackups scheduled for delivery in 2016. The order book for ultra-deepwater floaters, including drillships and semisubmersibles, indicates that 21 additional floaters are scheduled for delivery in 2015 with another 28 floaters scheduled for delivery in 2016.   The delivery of these new drilling rigs, during a period of depressed market conditions with little contracting activity, is creating a significant amount of oversupply of drilling rigs. Offshore drilling contractors are faced with taking delivery of newbuild drilling rigs without contracts, resulting in their willingness to significantly reduce dayrates being offered to customers.

In response to the oversupply of drilling rigs, a number of competitors are removing older less efficient rigs from their fleets by either cold stacking the drilling rigs or sending them to scrap yards.  This process takes extensive time as many of the drilling rigs are still working for customers on contracts.  Accordingly, while we believe that rig stacking and scrapping are important elements in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2015.

A summary of our backlog coverage of days contracted and related revenue is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2015	2016	2015	2016	Beyond
Jackups	41%	0%	$68,672	$—	$—
Drillships	100%	61%	$486,521	$402,511	$915,049

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

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Jackups
Operating rigs, end of period	4	4
Available days (1)	360	360
Utilization (2)	96.1%	100.0%
Average daily revenues (3)	$158,628	$161,377
Deepwater
Operating rigs, end of period	3	3
Available days (1)	270	270
Utilization (2)	93.6%	96.5%
Average daily revenues (3)	$605,991	$601,797

(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
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

The following table is an analysis of our operating results for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)
Revenues
Contract drilling services	$207,981	$214,932	$(6,951)
Management fees	1,881	4,582	(2,701)
Reimbursables	7,787	12,951	(5,164)
Total revenues	217,649	232,465	(14,816)
Operating costs and expenses
Operating costs	96,108	101,722	5,614
General and administrative	8,865	8,115	(750)
Depreciation	31,623	31,625	2
Total operating expenses	136,596	141,462	4,866
Income from operations	81,053	91,003	(9,950)
Other income (expense)
Interest income	6	13	(7)
Interest expense and financing charges	(50,554)	(54,487)	3,933
Gain (loss) on debt extinguishment	20,606	(106)	20,712
Other income (expense)	(338)	779	(1,117)
Total other income (expense)	(30,280)	(53,801)	23,521
Income before income taxes	50,773	37,202	13,571
Income tax provision	29,343	12,378	16,965
Net income	$21,430	$24,824	$(3,394)

 Revenue: Total revenue decreased 6% and contract drilling revenue decreased 3% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in drilling revenue was primarily due to a reduction of approximately $8.5 million for lower performance on the Titanium Explorer and approximately $3.7 million resulting from reduced utilization on the Aquamarine Driller, partially offset by an increase of approximately $3.9 million related to the increased dayrate on the Tungsten Explorer operating in West Africa.

Jackup utilization for the three months ended March 31, 2015 decreased 3.9% compared to the prior year period. Jackup utilization was lower due to days out of service following the completion of the Aquamarine Driller contract in March 2015. Deepwater utilization for the three months ended March 31, 2015 decreased approximately 3% compared to the prior year due to downtime on the Titanium Explorer for repairs during the current quarter.

Management fees and reimbursable revenue for the three months ended March 31, 2015 were $1.9 million and $7.8 million, respectively, as compared to $4.6 million and $13.0 million in the prior year period. The decrease in management fees and reimbursable revenue was primarily due to the termination of the operations management contract of two jackups in Mexico.

Operating costs: Operating costs for the three months ended March 31, 2015 decreased 6% compared to the three months ended March 31, 2014, due primarily to reduced reimbursable costs following the termination of the operations management contract in Mexico.

General and administrative expenses: Increases in general and administrative expenses for the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014 was primarily due to increased compensation costs.

Depreciation expense: Depreciation expense for the three-month period ended March 31, 2015 was consistent with the same period in 2014.

Interest expense and other financing charges: Interest expense and other financing charges for the three month period ended March 31, 2015 decreased over the same period in 2014 primarily because of lower average debt outstanding.

We capitalized $1.5 million of interest and amortization costs in the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014.

Gain (loss) on extinguishment of debt: During the three months ended March 31, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes, $26.2 million of our 5.50% Convertible Notes, $7.5 million of our

2017 Term Loan and $4.4 million of our 7.875% Convertible Notes and recognized gains of $9.3 million, $9.6 million, $1.5 million and $215,000, respectively, including the write-off of deferred financing costs of $1.0 million.

In the three-month period ended March 31, 2014, in connection with the repurchase of $6 million of 7.125% Senior Notes, we recognized a loss of $106,000 resulting from the write-off of deferred financing costs.

Income tax expense: At March 31, 2015 and 2014, the annualized effective tax rates were 54.7 and 34.7 percent, respectively, based on income before income taxes, excluding tax discrete items. Income tax expense was $29.3 million for the three months ended March 31, 2015, as compared to $12.4 million for the comparable period in 2014. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes during the three months of 2015 was primarily due to an increase in the annualized effective tax rate of 20 percent an increase in non-deductible expenses and an increase in income in jurisdictions with high statutory rates or jurisdictions where we are taxed on a deemed profit basis. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of March 31, 2015 we had working capital of approximately $40.4 million, including approximately $78.8 million of cash available for general corporate purposes. Additionally we have posted $6.6 million cash as collateral for bid tenders and performance bonds. We have approximately $246.8 million in available liquidity, including our available cash and $168.0 million available under our Credit Agreement. Under our Credit Agreement, $32.0 million is reserved for letters of credit. As of March 31, 2015, we had issued letters of credit of $22.9 million.

We anticipate the remaining 2015 capital expenditures, excluding any expenditures on the Cobalt Explorer, to be approximately $40 to $45 million for sustaining capital expenditures, fleet capital spares program and information technology. During 2015, we will complete our 3-year, $50 million fleet capital spares program and anticipate that capital expenditures will decrease $20 to $30 million in future years for costs associated with the program. We expect to fund these expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

We made the initial milestone shipyard payment of $59.5 million on the Cobalt Explorer in July 2013. We have agreed with the shipyard to defer the second milestone payment of $59.5 million, which was originally due in January 2015, to July 15, 2015. We are discussing a further delay of this payment with the shipyard. The third, and final, milestone payment is due upon delivery, which is currently expected to be in the first quarter of 2016. Additionally, we are currently forecasting spending approximately $10.5 million in 2015 on capital expenditures related to the construction and outfitting of the Cobalt Explorer. These amounts do not include any capitalized interest related to the construction project.

In the next twelve months, we will be evaluating financing alternatives for the remaining shipyard funding commitments for the Cobalt Explorer. We are currently pursuing contracting opportunities for the Cobalt Explorer; however, market conditions make the timing of a contract award and the terms and conditions of potential contracts difficult to estimate. Each of these factors may have a significant impact on the financing alternatives for the Cobalt Explorer commitments. While we are in discussions with certain financial institutions for the financing, due to the uncertainty of each of these factors, there can be no assurances that financing will be available, or available on satisfactory terms to us, to fund the final delivery of the Cobalt Explorer.

As of March 31, 2015, our long-term debt was composed of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,086,815	$1,118,615
7.125% Senior Notes, issued at par	727,622	727,622
2017 Term Loan, net of discount of $3,934 and $4,406	344,986	364,159
2019 Term Loan, net of discount of $3,452 and $3,668	339,548	340,207
5.50% Convertible Notes, net of discount of $3,633 and $6,016	70,135	93,984
7.875% Convertible Notes, net of discount of $650 and $1,181	38,057	41,878
Revolving credit agreement	—	—
F3 Capital Note, net of discount of $10,843 and $11,785	42,657	41,715
	2,649,820	2,728,180
Less current maturities of long-term debt and revolving credit facility	90,289	95,378
Long-term debt, net	$2,559,531	$2,632,802

Our 2015 principal debt retirement target, including scheduled maturities, is $125.0 million to $150.0 million. Through April 30, 2015, we have made numerous open market purchases of our outstanding debt issuances. The following table summarizes our year-to-date debt payments, both scheduled and discretionary, (in thousands).

	First Quarter	Second Quarter	Total
7.5% Senior Notes	$31,800	$-	$31,800
7.875% Convertible Notes	4,352	21,203	25,555
5.50% Convertible Notes	26,232	5,057	31,289
2017 Term Loan	7,462	-	7,462
Scheduled maturities payments	13,058	-	13,058
Total	$82,904	$26,260	$109,164

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three months ended March 31, 2015 and 2014 were $1.5 million and $1.2 million, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs. The results of the analysis indicated that as of December 31, 2014 the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 2.6x to 4.5x.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $63.9 million and $72.2 million at March 31, 2015 and December 31, 2014, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first three months of 2015 as all of our drilling contracts have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of March 31, 2015, we had approximately $691.9 million face amount of variable rate debt, net of discount of $7.4 million, outstanding. In October 2012, we entered into the 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. In March 2013, we entered into the 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR above the LIBOR floor, we would be subject to an increase in interest expense of $6.9 million per annum based on March 31, 2015 outstanding principal amounts. As of March 31, 2015, the 1-year LIBOR rate was 0.69% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $37.2 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2015, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
10.1

Employment and Non-Competition Agreement between Vantage Drilling Company and Linda J. Ibrahim dated February 1, 2015 (Incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K/A filed with the SEC on April 30, 2015)

10.2

First Amendment to Consulting Services Agreement between Vantage Drilling Company and Strand Energy dated April 20, 2015  (Incorporated by reference to Exhibit 10.25 of the Company’s annual report on Form 10-K/A filed with the SEC on April 30, 2015)

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

VANTAGE DRILLING COMPANY
Date: May 7, 2015	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)