Form 10-Q
period 2015-06-30
Vantage Drilling CO
filed 2015-08-04
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of Vantage Drilling Company ordinary shares outstanding as of July 23, 2015 is 311,024,181 shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,556	$82,812
Trade receivables	141,932	153,428
Inventory	67,037	65,892
Prepaid expenses and other current assets	20,188	28,618
Total current assets	259,713	330,750
Property and equipment
Property and equipment	3,553,789	3,524,566
Accumulated depreciation	(469,361)	(406,674)
Property and equipment, net	3,084,428	3,117,892
Other assets
Investment in joint venture	1,106	1,318
Other assets	68,603	79,897
Total other assets	69,709	81,215
Total assets	$3,413,850	$3,529,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,540	$59,139
Accrued liabilities	97,088	101,537
Current maturities of long-term debt, net of discount of $42 and $1,181	65,314	95,378
Total current liabilities	208,942	256,054
Long–term debt, net of discount of $18,903 and $25,875 and current maturities	2,531,003	2,632,802
Other long-term liabilities	69,363	85,327
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 311,024 and 307,808 shares issued and outstanding	311	308
Additional paid-in capital	907,607	905,136
Accumulated deficit	(303,376)	(349,770)
Total shareholders’ equity	604,542	555,674
Total liabilities and shareholders’ equity	$3,413,850	$3,529,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Contract drilling services	$202,888	$198,279	$410,869	$413,211
Management fees	1,902	5,969	3,783	10,551
Reimbursables	7,471	15,470	15,258	28,421
Total revenue	212,261	219,718	429,910	452,183
Operating costs and expenses
Operating costs	95,249	98,002	191,357	199,724
General and administrative	8,066	8,366	16,931	16,481
Depreciation	31,781	31,630	63,404	63,255
Total operating costs and expenses	135,096	137,998	271,692	279,460
Income from operations	77,165	81,720	158,218	172,723
Other income (expense)
Interest income	5	11	11	24
Interest expense and other financing charges	(48,641)	(54,286)	(99,195)	(108,773)
Gain (loss) on debt extinguishment	5,616	(1,407)	26,222	(1,513)
Other, net	1,962	(539)	1,624	240
Total other income (expense)	(41,058)	(56,221)	(71,338)	(110,022)
Income before income taxes	36,107	25,499	86,880	62,701
Income tax provision	11,143	15,321	40,486	27,699
Net income	$24,964	$10,178	$46,394	$35,002

Earnings per share
Basic	$0.08	$0.03	$0.15	$0.11
Diluted	$0.07	$0.03	$0.15	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,394	$35,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	63,404	63,255
Amortization of debt financing costs	5,139	5,834
Amortization of debt discount	5,392	5,676
Non-cash (gain) loss on debt extinguishment	(26,213)	1,513
Share-based compensation expense	3,370	4,284
Deferred income tax benefit	(534)	(343)
Equity in loss of joint venture	212	235
Loss on disposal of assets	158	663
Changes in operating assets and liabilities:
Restricted cash	—	2,125
Trade receivables	11,496	13,988
Inventory	(1,145)	(5,068)
Prepaid expenses and other current assets	8,905	5,054
Other assets	4,613	10,521
Accounts payable	(12,599)	(7,453)
Accrued liabilities and other long-term liabilities	(23,546)	4,527
Net cash provided by operating activities	85,046	139,813
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(26,878)	(19,262)
Net cash used in investing activities	(26,878)	(19,262)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(110,424)	(76,261)
Repayment of revolving credit agreement, net	—	(10,000)
Net cash used in financing activities	(110,424)	(86,261)
Net increase (decrease) in cash and cash equivalents	(52,256)	34,290
Cash and cash equivalents—beginning of period	82,812	54,686
Cash and cash equivalents—end of period	$30,556	$88,976
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$92,494	$98,330
Taxes	32,458	12,804
Non-cash investing and financing transactions:
Interest capitalized	$(3,221)	$(2,420)

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

During the six months ended June 30, 2015, in addition to scheduled maturity payments of $26.8 million on our various debt issuances, we made discretionary open market purchases of a face value of $31.8 million of our 7.5% Senior Secured First Lien Notes (the “7.5% Senior Notes”), $42.7 million of our 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”), $31.2 million of our 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”) and $7.5 million of our $500 million Term Loan (the “2017 Term Loan”).

During July 2015, we acquired an additional $10.0 million of face value of our 7.875% Convertible Notes.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2014 is derived from our December 31, 2014 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2015 were $1.7 million and $3.2 million, respectively. Total interest and amortization costs capitalized for the three and six months ended June 30, 2014 were $1.2 million and $2.4 million, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra-deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs as of December 31, 2014. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 2.6x to 4.5x. We have continued to monitor the recoverability of the carrying value of our drilling rigs in 2015 and we currently believe the future projected undiscounted cash flows exceeds the carrying amounts of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight-line basis which approximates the interest method. As we make open market purchases to retire debt or discretionary debt payments, we recognize as an expense a proportionate amount of the related deferred financing costs.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which had contracted to build an ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the shareholders of Sigma, of which we received $23.3 million. During the six-month periods ended June 30, 2015 and 2014, Sigma recognized losses from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2014	$1,318
Vantage share of net losses for six months ended June 30, 2015	(212)
Balance, June 30, 2015	$1,106

Sigma commenced arbitration proceedings against STX in 2014 as called for under the construction contract for the Palladium Explorer. In April 2015, the initial phase of the arbitration was concluded, and it was determined that Sigma was entitled to recover damages with respect to STX’s termination of the construction contract, up to a maximum of $12.0 million plus interest, capped by substantiated project costs. While we continue to believe we will recover all of our remaining investment, there can be no assurance that we will receive payments equal to the current amount of our investment. See “Note 4. Construction Supervision and Operations Management Agreements.”

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

Earnings per Share: Basic earnings per share are based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted earnings per share are computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares.

The following is a reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	310,964	306,080	310,411	305,683
Convertible notes	28,400	—	—	78,907
Restricted share equity awards	996	3,996	1,085	476
Adjusted weighted average ordinary shares outstanding for diluted EPS	340,360	310,076	311,496	385,066

The following is a detail of the number of shares excluded from diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Options and warrants	2,087	2,097	2,087	2,097
Convertible notes	7,513	78,907	35,913	—
Restricted share equity awards	7,750	—	7,750	11,942
Future potentially dilutive ordinary shares excluded from diluted EPS	17,350	81,004	45,750	14,039

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

Concentration of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of June 30, 2015 or December 31, 2014.

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to compensation expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. Employment agreements with certain executives provide for immediate vesting of outstanding share awards upon retirement, as defined. Retirement is defined as any separation from the Company, other than a termination for cause, so long as the executive has had at least five years of continuous service with the Company and provides at least six months advance notice to the Board of Directors. When a notification of intent to retire is received, making an executive retirement-eligible, the remaining unamortized portion of existing share awards is amortized through the original vesting date or the retirement date, whichever is earlier. We recognized approximately $1.6 million and $2.1 million of share-based compensation expense for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, we recognized $3.4 million and $4.3 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At June 30, 2015, the fair value of the 5.50% Convertible Notes, 7.125% Senior Secured Notes (the “7.125% Senior Notes”), the 7.5% Senior Notes and the 7.875% Convertible Notes was approximately $39.5 million, $436.7 million, $649.9 million and $11.5 million, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At June 30, 2015 and December 31, 2014, we had no outstanding derivative instruments.

Recent Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the FASB issued for public comment a proposed ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which would defer the effective date of the new revenue recognition standard by one year. At the FASB’s July 9, 2015 meeting, the FASB voted to approve this deferral and the ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach. We are beginning the process of evaluating the impact that the pronouncement will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim reporting periods thereafter, with early adoption permitted. We will adopt the accounting standard on January 1, 2016. We are still evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

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

In July 2013, F3 Capital delivered formal notice to us that it believes we breached the F3 Capital Note. Among its claims, F3 Capital alleged that we failed to use commercially reasonable efforts to obtain shareholder approval for the issuance of shares upon the conversion of the F3 Capital Note. In connection with its claims, F3 Capital attempted to accelerate the maturity of the F3 Capital Note in an amount totaling approximately $63.0 million of principal and interest, plus F3 Capital’s claims for penalties and additional interest in excess of $35.0 million. We believe we have met our obligations under the F3 Capital Note to use commercially reasonable efforts to obtain shareholder approvals and we intend to vigorously defend our position. In recognition that the standards of what constitutes commercially reasonable efforts may be subject to interpretation, there can be no assurances that a court will agree with our interpretation.

We originally valued the F3 Capital Note based on our weighed average cost of capital which resulted in a discounted present value of $27.8 million. As of June 30, 2015, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $46.6 million, a Level 3 measurement.

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

In connection with our November 2012 investment of $31 million for a 41.9% ownership interest in Sigma, we entered into an agreement to supervise and manage the construction of the Palladium Explorer, an ultra-deepwater drillship to be built by STX in South Korea. Pursuant to the terms of the construction management agreement, we were entitled to a fixed monthly management fee during the expected thirty-six month construction period for the vessel. Following the receipt of notice in September 2013 that STX was suspending construction of the Palladium Explorer, Sigma terminated our construction management agreement in January 2014. In May 2014, we reached an agreement with Sigma regarding amounts owed to us under the construction management agreement, which resulted in payment to us of $4.0 million, including a $3.0 million termination fee. The remaining $1.7 million outstanding was received in May 2015 in accordance with the terms of the agreement.

5. Debt

Our debt was composed of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,086,815	$1,118,615
7.125% Senior Notes, issued at par	727,622	727,622
2017 Term Loan, net of discount of $3,548 and $4,406	332,495	364,159
2019 Term Loan, net of discount of $3,235 and $3,668	338,891	340,207
5.50% Convertible Notes, net of discount of $2,228 and $6,016	55,072	93,984
7.875% Convertible Notes, net of discount of $42 and $1,181	11,814	41,878
Revolving credit agreement	—	—
F3 Capital Note, net of discount of $9,892 and $11,785	43,608	41,715
	2,596,317	2,728,180
Less current maturities of long-term debt and revolving credit facility	65,314	95,378
Long-term debt, net	$2,531,003	$2,632,802

We have made numerous open market purchases of our outstanding debt issuances. The following table summarizes our debt scheduled principal payments and discretionary repurchases through July 23, 2015 (in thousands).

	First Quarter	Second Quarter	Third Quarter	Total
7.5% Senior Notes	$31,800	$—	$—	$31,800
7.875% Convertible Notes	4,352	26,851	10,000	41,203
5.50% Convertible Notes	26,232	16,468	—	42,700
2017 Term Loan	7,462	60	—	7,522
Scheduled maturities payments	13,058	13,692	—	26,750
Total	$82,904	$57,071	$10,000	$149,975

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

In connection with the repurchase of $31.8 million of the 7.5% Senior Notes during the first six months of 2015 (see table above), we recognized a net gain of $9.3 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

In connection with the repurchase of $7.5 million of the 2017 Term Loan during the first six months of 2015 (see table above), we recognized a net gain of $1.6 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

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

5.50% Convertible Senior Notes

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

In connection with the repurchase of $42.7 million of the 5.50% Convertible Notes during the first six months of 2015 (see table above), we recognized a net gain of $14.0 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

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

The 7.875% Convertible Notes are subject to repurchase by us at the option of holders of the notes on September 1, 2015 and on September 1, 2017 for cash at a price equal to 100% of the principal amount of the 7.875% Convertible Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. On July 29, 2015, we sent notice to the noteholders of the 7.875% Convertible Notes informing them of their right to cause us to repurchase the 7.875% Convertible Notes on September 1, 2015.

In connection with the repurchase of $31.2 million of the 7.875% Convertible Notes during the first six months of 2015 (see table above), we recognized a net gain of $1.4 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

Credit Agreement

In June 2012, we entered into a secured revolving credit agreement (the “Credit Agreement”) to provide us with advances and letters of credit up to an aggregate principal amount of $25.0 million. In March 2013, in connection with the issuance of the 7.125% Senior Notes and the 2019 Term Loan, we amended the Credit Agreement to increase the aggregate principal amount to $200.0 million, of which $32.0 million is reserved for letters of credit. The Credit Agreement will mature on April 25, 2017. Advances under the Credit Agreement bear interest at the adjusted base rate (as defined in the Credit Agreement) plus a margin of 2.50% or LIBOR plus a margin of 3.50%, at our option. We may prepay outstanding advances subject to certain prepayment minimums at any time.

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We were in compliance with all financial covenants of the Credit Agreement at June 30, 2015. As of June 30, 2015, we had issued letters of credit for $22.9 million under the Credit Agreement.

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of June 30, 2015, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. As of June 30, 2015, 311,024,181 ordinary shares were issued and outstanding.

2007 Long-Term Incentive Plan

Under our 2007 Long-Term Incentive Plan (the “LTIP”), we may issue a maximum of 45 million ordinary shares. During the six months ended June 30, 2015, we granted to employees and directors 4,110,109 time-vested restricted shares and 1,872,973 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2015 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $2.1 million, based on an average share price of $0.35 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the six months ended June 30, 2015, 3,067,533 of previously granted time-vested restricted share awards vested. Additionally, 148,289 of previously granted performance unit awards vested during the first six months of 2015 in connection with a retiring executive’s employment agreement.

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

In July 2015, we became aware of media reports that our agent utilized in the contracting of the Titanium Explorer drillship has entered into a plea arrangement with the Brazilian authorities in connection with the agent’s role in obtaining bribes on behalf of former Petrobras executives.  We have since confirmed that our agent, who has represented multiple international companies in their contracts with Petrobras, has entered into such discussions and provided evidence to the Brazilian authorities of an alleged bribery scheme between the former Petrobras executives and a former director of Vantage.  The former director, Mr. Su, was the sole owner of the company that owned the Titanium Explorer at the time the alleged bribe was paid.  We have not been contacted by any governmental authority in connection with these allegations.  However, we voluntarily contacted the SEC and the Department of Justice (the “DOJ”) to advise them of these recent developments.  We continue to investigate the matter, but as of now, our internal and independent investigations have found no evidence of wrongdoing by our employees or participation in any manner with the inappropriate acts alleged to have been conducted by the agent.

We cannot predict whether any governmental authority will seek to investigate this matter, or if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or DOJ determines that we have violated the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition.

On August 21, 2012, we filed a lawsuit against Mr.  Su, a former member of our Board of Directors and the owner of F3 Capital, our largest shareholder, asserting breach of fiduciary duties, fraud, fraudulent inducement and negligent misrepresentation, and unjust enrichment based on Mr. Su’s conduct in his dealings with the Company both immediately prior to, and during his tenure as one of our directors. On June 20, 2014, we received notice that Mr. Su had filed a countersuit against the Company and certain of the Company’s current and former officers and directors. The countersuit alleges fraud, breach of fiduciary duty, negligent misrepresentation, tortious interference with contract, and unjust enrichment and seeks indemnification from us with respect to the matters that are the basis of our lawsuit. See above under “Note 3. Transactions with F3 Capital and Affiliates—Lawsuit” for additional information.

We made the initial milestone shipyard payment of $59.5 million on the Cobalt Explorer in July 2013. We agreed with the shipyard to defer the second milestone payment of $59.5 million to July 15, 2015; however, we have not made the payment at this time. We are discussing with the shipyard both a further delay of this payment and possible extensions for the delivery of the Cobalt Explorer beyond the current scheduled delivery in the first half of 2016.  If we fail to reach an agreement with the shipyard within 30 days of the due date for the second milestone payment, the shipyard may, at its option, terminate the construction contract. In the event the shipyard terminates the contract, all supplies delivered to the shipyard would become the property of the shipyard, and the shipyard would be entitled to retain all milestone and other payments made by us to the shipyard to date.  Furthermore, the shipyard could elect to sell the Cobalt Explorer and may claim any deficiency in proceeds against the Company. The final payment due to the shipyard at delivery is approximately $476.0 million. We are currently pursuing drilling contracts for the Cobalt Explorer, and the commencement, duration and profitability of any such contracts is a significant factor that will affect our financing alternatives.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Prepaid insurance	$5,523	$12,260
Sales tax receivable	7,179	7,847
Income tax receivable	65	279
Current deferred tax asset	2,602	2,126
Other receivables	745	1,468
Other	4,074	4,638
	$20,188	$28,618

Property and Equipment, net

Property and equipment, net, consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Drilling equipment	$3,402,094	$3,391,024
Assets under construction	127,884	113,229
Office and technology equipment	21,369	18,333
Leasehold improvements	2,442	1,980
	3,553,789	3,524,566
Accumulated depreciation	(469,361)	(406,674)
Property and equipment, net	$3,084,428	$3,117,892

Other Assets

Other assets consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$35,641	$42,294
Performance bond collateral	6,600	6,600
Deferred certification costs	8,752	7,767
Deferred agent fees	5,616	6,127
Deferred mobilization costs	10,690	15,715
Deferred income taxes	—	29
Deposits	1,304	1,365
	$68,603	$79,897

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Interest	$44,161	$44,770
Compensation	19,768	21,490
Insurance premiums	3,319	9,956
Income taxes payable	26,444	18,358
Other	3,396	6,963
	$97,088	$101,537

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Deferred revenue	$55,899	$72,158
Deferred income taxes	2,430	2,517
Other non-current liabilities	11,034	10,652
	$69,363	$85,327

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of MODUs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our MODUs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies. We also provide construction supervision services for drilling units owned by others although that business represented less than 1% of our total revenue for the six months ended June 30, 2015.

For 2014, the majority of our revenue was from countries outside of the United States. With the relocation of the Titanium Explorer to the U.S. Gulf of Mexico in November 2014, approximately 23% of our consolidated revenue for the six months ended June 30, 2015 came from the United States and the remaining 77% was from foreign countries. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 29%, 26% and 25% of consolidated revenue for the three months ended June 30, 2015. For the six months ended June 30, 2015, three customers accounted for 28%, 24% and 23% of consolidated revenue. Three customers accounted for 24%, 24 % and 21% of consolidated revenue for the three months ended June 30, 2014. For the six months ended June 30, 2014, three customers accounted for 25%, 23% and 21% of consolidated revenue.

11. Supplemental Condensed Consolidating Financial Information

The 7.125% Senior Notes and 7.5% Senior Notes were issued under separate indentures and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by us and certain of our 100% owned subsidiaries (the “Subsidiary Guarantors”). A guarantor can be released from its obligations under certain customary circumstances contained in the indentures, loan agreements and credit agreement governing the terms of the indebtedness, including when the guarantor sells or otherwise disposes of all, or substantially all, of its assets, all of the capital stock of a guarantor is sold or otherwise disposed of to an unrelated party, the guarantor is declared “unrestricted” for covenant purposes, or the requirements for legal defeasance or covenant defeasance to discharge the indenture have been satisfied. Our other subsidiaries have not guaranteed or pledged assets to secure the 7.125% Senior Notes or the 7.5% Senior Notes (collectively, the “Non-Guarantor Subsidiaries”).

The following tables present the condensed consolidating financial information as of June 30, 2015 and 2014 and for the three and six months ended June 30, 2015 and 2014 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL (the subsidiary issuer), (iii) the Subsidiary Guarantors on a combined basis, (iv) the Non-Guarantor Subsidiaries on a combined basis and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of June 30, 2015 and 2014 and results of operations for the three and six months ended June 30, 2015 and 2014, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$1,445	$191	$27,205	$1,715	$—	$30,556
Other current assets	488	119	218,653	9,897	—	229,157
Intercompany receivable	224,376	-	—	—	(224,376)	—
Total current assets	226,309	310	245,858	11,612	(224,376)	259,713
Property and equipment, net	—	1,780	2,936,718	145,930	—	3,084,428
Investment in and advances to subsidiaries	506,124	2,039,986	1,052,954	2,174	(3,601,238)	—
Investment in joint venture	—	—	—	1,106	—	1,106
Other assets	6,310	34,947	22,684	4,662	—	68,603
Total assets	$738,743	$2,077,023	$4,258,214	$165,484	$(3,825,614)	$3,413,850

Accounts payable and accrued liabilities	$22,985	$26,747	$73,517	$20,379	$—	$143,628
Current maturities of long-term debt	11,814	53,500	—	—	—	65,314
Intercompany payable	—	65,556	52,210	106,610	(224,376)	—
Total current liabilities	34,799	145,803	125,727	126,989	(224,376)	208,942
Long-term debt	98,680	2,432,323	—	—	—	2,531,003
Other long term liabilities	—	—	60,648	8,715	—	69,363
Shareholders’ equity (deficit)	605,264	(501,103)	4,071,839	29,780	(3,601,238)	604,542
Total liabilities and shareholders’ equity	$738,743	$2,077,023	$4,258,214	$165,484	$(3,825,614)	$3,413,850

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$208,132	$4,129	$—	$212,261
Operating costs and expenses	3,007	299	128,301	3,489	—	135,096
Income (loss) from operations	(3,007)	(299)	79,831	640	—	77,165
Income (loss) from equity method investees	25,807	70,676	—	—	(96,483)	—
Other, net	2,886	(45,910)	1,729	237	—	(41,058)
Income (loss) before income taxes	25,686	24,467	81,560	877	(96,483)	36,107
Income tax provision	—	—	11,539	(396)	—	11,143
Net income (loss)	$25,686	$24,467	$70,021	$1,273	$(96,483)	$24,964

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$421,279	$8,631	$—	$429,910
Operating costs and expenses	7,542	580	256,690	6,880	—	271,692
Income (loss) from operations	(7,542)	(580)	164,589	1,751	—	158,218
Income (loss) from equity method investees	46,425	128,203	—	—	(174,628)	—
Other, net	8,233	(81,204)	1,779	(146)	—	(71,338)
Income (loss) before income taxes	47,116	46,419	166,368	1,605	(174,628)	86,880
Income tax provision	—	—	38,631	1,855	—	40,486
Net income (loss)	$47,116	$46,419	$127,737	$(250)	$(174,628)	$46,394

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(19,582)	$(88,897)	$190,014	$3,511	$85,046
Cash flows from investing activities
Additions to property and equipment	—	(227)	(5,160)	(21,491)	(26,878)
Net cash provided by (used in) investing activities	—	(227)	(5,160)	(21,491)	(26,878)
Cash flows from financing activities
Repayment of debt	(55,819)	(54,605)	—	—	(110,424)
Advances (to) from affiliates	71,115	141,440	(218,071)	5,516	—
Net cash provided by (used in) financing activities	15,296	86,835	(218,071)	5,516	(110,424)
Net increase (decrease) in cash and cash equivalents	(4,286)	(2,289)	(33,217)	(12,464)	(52,256)
Cash and cash equivalents—beginning of period	5,731	2,480	60,422	14,179	82,812
Cash and cash equivalents—end of period	$1,445	$191	$27,205	$1,715	$30,556

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$5,731	$2,480	$60,422	$14,179	$—	$82,812
Other current assets	597	101	236,013	11,227	—	247,938
Intercompany receivable	288,256	682,665	—	—	(970,921)	—
Total current assets	294,584	685,246	296,435	25,406	(970,921)	330,750
Property and equipment, net	—	1,694	2,991,530	124,668	—	3,117,892
Investment in and advances to subsidiaries	460,197	1,433,239	1,053,496	2,104	(2,949,036)	—
Investment in joint venture	—	—	—	1,318	—	1,318
Other assets	8,671	39,750	26,793	4,683	—	79,897
Total assets	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Accounts payable and accrued liabilities	$30,201	$28,646	$79,549	$22,280	$—	$160,676
Current maturities of long-term debt	41,878	53,500	—	—	—	95,378
Intercompany payable	—	—	873,531	97,390	(970,921)	—
Total current liabilities	72,079	82,146	953,080	119,670	(970,921)	256,054
Long-term debt	135,699	2,497,103	—	—	—	2,632,802
Other long term liabilities	—	—	76,720	8,607	—	85,327
Shareholders’ equity (deficit)	555,674	(419,320)	3,338,454	29,902	(2,949,036)	555,674
Total liabilities and shareholders’ equity	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$207,068	$12,650	$—	$219,718
Operating costs and expenses	4,255	41	122,356	11,346	—	137,998
Income (loss) from operations	(4,255)	(41)	84,712	1,304	—	81,720
Income (loss) from equity method investees	19,006	69,712	—	—	(88,718)	—
Other income (expense)	(4,573)	(51,117)	(294)	(237)	—	(56,221)
Income (loss) before income taxes	10,178	18,554	84,418	1,067	(88,718)	25,499
Income tax provision	—	—	14,514	807	—	15,321
Net income (loss)	$10,178	$18,554	$69,904	$260	$(88,718)	$10,178

Condensed Consolidating Statement of Operations (in thousands)

	Six Months Ended June 30, 2014
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$427,783	$24,400	$—	$452,183
Operating costs and expenses	7,538	55	250,536	21,331	—	279,460
Income (loss) from operations	(7,538)	(55)	177,247	3,069	—	172,723
Income (loss) from equity method investees	51,709	151,186	—	—	(202,895)	—
Other income (expense)	(9,169)	(101,112)	289	(30)	—	(110,022)
Income (loss) before income taxes	35,002	50,019	177,536	3,039	(202,895)	62,701
Income tax provision	—	—	26,237	1,462	—	27,699
Net income (loss)	$35,002	$50,019	$151,299	$1,577	$(202,895)	$35,002

Condensed Consolidating Statement of Cash Flows (in thousands)

	Six Months Ended June 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(18,789)	$(91,262)	$243,655	$6,209	$139,813
Cash flows from investing activities
Additions to property and equipment	—	(217)	(3,571)	(15,474)	(19,262)
Net cash provided by (used in) investing activities	—	(217)	(3,571)	(15,474)	(19,262)
Cash flows from financing activities
Repayment of debt	—	(86,261)	—	—	(86,261)
Advances (to) from affiliates	17,882	173,597	(205,045)	13,566	—
Net cash provided by (used in) financing activities	17,882	87,336	(205,045)	13,566	(86,261)
Net increase (decrease) in cash and cash equivalents	(907)	(4,143)	35,039	4,301	34,290
Cash and cash equivalents—beginning of period	3,489	5,467	37,489	8,241	54,686
Cash and cash equivalents—end of period	$2,582	$1,324	$72,528	$12,542	$88,976

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2015 and our results of operations for the three and six months ended June 30, 2015 and 2014. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. In a series of estimate revisions, the International Energy Agency now estimates that demand growth for 2015 will increase by approximately 1.4 million barrels per day or 1.5% and an additional 1.2 million barrels per day in 2016 which is a modest increase from prior demand growth estimates. The increase in demand has been more than offset by increased production, primarily in the Middle East and the United States. It is anticipated that global oil production will start to decline in the second half of 2015, which should eventually lead to a recovery in oil prices. However, we still anticipate that our industry will experience depressed market conditions through the remainder of 2015 and 2016.

In response to the significant decline in oil prices during the second half of 2014, exploration and development companies significantly reduced capital expenditure budgets for 2015 with estimates approximating 30% in aggregate We view the current tendering activity for jackups to be reflective of the reduced spending levels. However, currently, there are almost no contracting activities underway for new ultra-deepwater projects.

In addition to already depressed market conditions, the industry has a significant number of newbuild drilling rig deliveries scheduled for 2015 and 2016.  The order book for jackups currently indicates that 47 additional jackups are scheduled for delivery through the end of 2015 with another 47 jackups scheduled for delivery in 2016. The order book for ultra-deepwater floaters, including drillships and semisubmersibles, indicates that 14 additional floaters are scheduled for delivery in 2015 with another 29 floaters scheduled for delivery in 2016.   The delivery of these new drilling rigs, during a period of depressed market conditions with little contracting activity, is creating a significant oversupply of drilling rigs. Offshore drilling contractors are faced with taking delivery of newbuild drilling rigs without contracts, at a time when many modern high-specification rigs are completing contracts, resulting in their  willingness to significantly reduce dayrates being offered to customers.

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

A summary of our backlog coverage as of June 30, 2015, is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2015	2016	2015	2016	Beyond
Jackups	54%	0%	$48,818	$—	$—
Drillships	100%	61%	$325,325	$402,511	$915,049

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

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Jackups
Operating rigs, end of period	4	4	4	4
Available days (1)	364	364	724	724
Utilization (2)	75.0%	99.2%	85.5%	99.6%
Average daily revenues (3)	$137,461	$162,057	$149,294	$161,718
Deepwater
Operating rigs, end of period	3	3	3	3
Available days (1)	273	273	543	543
Utilization (2)	98.2%	83.1%	95.9%	89.8%
Average daily revenues (3)	$616,971	$615,701	$611,702	$608,264

(1)	Available days are the total number of rig calendar days in the period.
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

The following table is an analysis of our operating results for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Revenues
Contract drilling services	$202,888	$198,279	$4,609	$410,869	$413,211	$(2,342)
Management fees	1,902	5,969	(4,067)	3,783	10,551	(6,768)
Reimbursables	7,471	15,470	(7,999)	15,258	28,421	(13,163)
Total revenues	212,261	219,718	(7,457)	429,910	452,183	(22,273)
Operating costs and expenses
Operating costs	95,249	98,002	2,753	191,357	199,724	8,367
General and administrative	8,066	8,366	300	16,931	16,481	(450)
Depreciation	31,781	31,630	(151)	63,404	63,255	(149)
Total operating expenses	135,096	137,998	2,902	271,692	279,460	7,768
Income from operations	77,165	81,720	(4,555)	158,218	172,723	(14,505)
Other income (expense)
Interest income	5	11	(6)	11	24	(13)
Interest expense and financing charges	(48,641)	(54,286)	5,645	(99,195)	(108,773)	9,578
Gain (loss) on debt extinguishment	5,616	(1,407)	7,023	26,222	(1,513)	27,735
Other income (expense)	1,962	(539)	2,501	1,624	240	1,384
Total other income (expense)	(41,058)	(56,221)	15,163	(71,338)	(110,022)	38,684
Income before income taxes	36,107	25,499	10,608	86,880	62,701	24,179
Income tax provision	11,143	15,321	(4,178)	40,486	27,699	(12,787)
Net income	$24,964	$10,178	$14,786	$46,394	$35,002	$11,392

 Revenue: Total revenue decreased 3% and contract drilling revenue increased 2% in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in drilling revenue was primarily due to increased utilization on the Tungsten Explorer which contributed an incremental $25.4 million as the rig was mobilizing from Asia to West Africa in the prior year period. This was partially offset by reduced revenues of approximately $13.4 million on the Aquamarine Driller as the rig was idle during the quarter and approximately $7.4 million due to reduced dayrates on the remaining jackup fleet.

Jackup utilization for the three months ended June 30, 2015 decreased 24.2% compared to the prior year period. Jackup utilization was lower due to days out of service following the completion of the Aquamarine Driller contract in March 2015. Deepwater utilization for the three months ended June 30, 2015 increased approximately 15% compared to the prior year which was negatively impacted by the mobilization of the Tungsten Explorer from Asia to West Africa during 2014.

Management fees and reimbursable revenue for the three months ended June 30, 2015 were $1.9 million and $7.5 million, respectively, as compared to $6.0 million and $15.5 million in the prior year period. The decrease in management fees and reimbursable revenue was primarily due to the completion of the operations management contract of two jackups in Mexico.

Total revenue for the six months ended June 30, 2015 decreased approximately 5% as compared to the six month period ended June 30, 2014 primarily due to a decrease in our management business and related reimbursables as we completed the operations management contract for two jackups in Mexico in the prior year.  Contract drilling revenues were down a modest $2.3 million or less than 1% as the decrease in revenues for our jackup fleet for (i) the decrease in utilization for the Aquamarine Driller, $17.0 million, and (ii) the decrease in dayrates for our other jackups, $7.1 million, were offset by improved deepwater results.  The improved deepwater results were primarily driven by a $29.3 million increase in revenue for the Tungsten Explorer which was mobilizing to West Africa in the prior year period partially offset by a $7.4 million decrease in revenue on the Titanium Explorer as the rig received relocation premiums in the prior year to compensate for increase operating costs.

Operating costs: Operating costs for the three months ended June 30, 2015 decreased 3% compared to the three months ended June 30, 2014, primarily due to reduced management reimbursables of approximately $4.3 million following the termination of the operations management contract in Mexico and reduced costs of approximately $3.5 million on the Aquamarine Driller following the completion of the contract in March 2015. These reductions were partially offset by increased costs of approximately $6.5 million on the Tungsten Explorer due to the deferral of operating costs during the mobilization period in the prior year.

Operating costs for the six months ended June 30, 2015 decreased 4% compared to the six months ended June 30, 2014, due primarily to a reduction in reimbursable management costs of approximately $9.1 million following the termination of the operations management contract in Mexico.

General and administrative expenses: Decreases in general and administrative expenses for the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014 were primarily due to decreased legal fees related to ongoing litigation. Increases in general and administrative expenses for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014 were primarily due to increased compensation costs.

Depreciation expense: Depreciation expense for the three and six-month periods ended June 30, 2015 were consistent with the same periods in 2014.

Interest expense and other financing charges: Interest expense and other financing charges for the three and six-month periods ended June 30, 2015 decreased over the same periods in 2014 primarily because of lower average debt outstanding.

In connection with the construction of the Cobalt Explorer, we capitalized $1.7 million and $1.2 million of interest and amortization costs in the three months ended June 30, 2015 and June 30, 2014, respectively.  We capitalized $3.2 million and $2.4 million of interest and amortization costs, respectively, in the six months ended June 30, 2015 and June 30, 2014.

Gain (loss) on extinguishment of debt: During the six months ended June 30, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes, $42.7 million of our 5.50% Convertible Notes, $31.2 million of our 7.875% Convertible Notes and $7.5 million of our 2017 Term Loan and recognized gains of $9.3 million, $14.0 million, $1.4 million and $1.5 million, respectively, including the write-off of deferred financing costs of $1.5 million.

During the six-months ended June 30, 2014, in connection with the additional principal payment of $42.0 million in June 2014 on the 2017 Term Loan, we recognized a loss of $1.4 million resulting from the write-off of deferred financing costs of $820,000 and original debt issuance discount of $576,000. During the six months ended June 30, 2014, we repurchased in the open market $7.5 million of our 7.125% Senior Notes and recognized a loss of $117,000 resulting from the write-off of deferred financing costs.

Income tax expense: At June 30, 2015 and 2014, our annualized effective tax rates were 45.2 and 46.3 percent, respectively, based on income before income taxes, excluding tax discrete items. Income tax expense was $11.1 million and $40.5 million for the three and six-month periods ended June 30, 2015, as compared to $15.3 million and $27.7 million, respectively, for the comparable periods in 2014. The $4.2 million decrease in taxes during the three-month period ended June 30, 2015 as compared to the comparable period in 2014 is a result of applying the annualized effective tax rates to the income before taxes for each respective period.   The $12.8 million increase in taxes during the six-month period ending June 30, 2015 was primarily due to an increase in the income before income taxes of $24.2 million as compared to the six-month period ending June 30, 2014. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and loss on extinguishment of debt.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of approximately $50.8 million, including approximately $30.6 million of cash available for general corporate purposes. Additionally, we have posted $6.6 million cash as collateral for bid tenders and performance bonds. Including our available cash and $168.0 million available under our Credit Agreement, we have approximately $198.6 million in available liquidity. Additionally, our Credit Agreement provides for $32.0 million for letters of credit. As of June 30, 2015, we had issued letters of credit of $22.9 million.

We anticipate our remaining 2015 capital expenditures, excluding any expenditures on the Cobalt Explorer, to be approximately $20.0 to $22.5 million for sustaining capital expenditures, fleet capital spares program and information technology. During 2015, we will complete our 3-year, $50 million fleet capital spares program and anticipate that capital expenditures will decrease $20 to $30 million in future years for costs associated with the program. Currently we estimate that our capital expenditures for 2016, excluding any expenditures on the Cobalt Explorer, will be approximately $19.0 to $23.0 million   We expect to fund these capital expenditures from our available working capital, cash flow from operations and advances under the Credit Agreement, if necessary.

We made the initial milestone shipyard payment of $59.5 million on the Cobalt Explorer in July 2013. We agreed with the shipyard to defer the second milestone payment of $59.5 million to July 15, 2015; however, we have not made the payment at this time. We are discussing with the shipyard both a further delay of this payment and possible extensions for the delivery of the Cobalt Explorer beyond the current scheduled delivery in the first half of 2016. If we fail to reach an agreement with the shipyard within 30 days of the due date for the second milestone payment, the shipyard may, at its option, terminate the construction contract. In the event the shipyard terminates the contract, all supplies delivered to the shipyard would become the property of the shipyard, and the shipyard would be entitled to retain all milestone and other payments made by us to the shipyard to date.  Furthermore, the shipyard could elect to sell the Cobalt Explorer and may claim any deficiency in proceeds against the Company.

The final payment due to the shipyard at delivery is approximately $476.0 million. We currently forecast spending approximately $5.5 million for the remainder of 2015 on capital expenditures related to the construction and outfitting of the Cobalt Explorer. These amounts do not include any capitalized interest related to the construction project. In 2016, we currently estimate spending approximately $8.0 million on capital expenditures related to the Cobalt Explorer, excluding any capitalized interest.

We continue to evaluate financing alternatives for the remaining shipyard funding commitments for the Cobalt Explorer. However, the majority of the financing alternatives for the Cobalt Explorer are dependent upon obtaining a drilling service contract satisfactory to the parties providing the necessary financing.  Current market conditions do not support obtaining a satisfactory drilling services contract; accordingly, we are discussing a potential delay in the delivery of the Cobalt Explorer to allow market conditions to improve. While we continue to evaluate the financing alternatives and pursue a drilling services contract, there can be no assurances that financing will be available, or available on satisfactory terms to us, to fund the final delivery of the Cobalt Explorer. Furthermore, there can be no assurances that the shipyard will agree to further delay the second installment payment or the final delivery of the Cobalt Explorer, which may result in the shipyard terminating the contract.  The current book value of our investment in the Cobalt Explorer is approximately $95.2 million.

As of June 30, 2015, our long-term debt was composed of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,086,815	$1,118,615
7.125% Senior Notes, issued at par	727,622	727,622
2017 Term Loan, net of discount of $3,548 and $4,406	332,495	364,159
2019 Term Loan, net of discount of $3,235 and $3,668	338,891	340,207
5.50% Convertible Notes, net of discount of $2,228 and $6,016	55,072	93,984
7.875% Convertible Notes, net of discount of $42 and $1,181	11,814	41,878
Revolving credit agreement	—	—
F3 Capital Note, net of discount of $9,892 and $11,785	43,608	41,715
	2,596,317	2,728,180
Less current maturities of long-term debt and revolving credit facility	65,314	95,378
Long-term debt, net	$2,531,003	$2,632,802

Our 2015 principal debt retirement target, including scheduled maturities, is $125.0 million to $150.0 million. Through July 30, 2015, we have made numerous open market purchases of our outstanding debt issuances. The following table summarizes our year-to-date debt scheduled principal payments and discretionary repurchases, (in thousands).

	First Quarter	Second Quarter	Third Quarter	Total
7.5% Senior Notes	$31,800	$—	$—	$31,800
7.875% Convertible Notes	4,352	26,851	10,000	41,203
5.50% Convertible Notes	26,232	16,468	—	42,700
2017 Term Loan	7,462	60	—	7,522
Scheduled maturities payments	13,058	13,692	—	26,750
Total	$82,904	$57,071	$10,000	$149,975

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2015 were $1.7 million and $3.2 million, respectively. Total interest and amortization costs capitalized for assets under construction for the three and six months ended June 30, 2014 were $1.2 million and $2.4 million, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs. The results of the analysis indicated that as of December 31, 2014 the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 2.6x to 4.5x. We have continued to monitor the recoverability of the carrying value of our drilling rigs in 2015, and we currently believe the future projected undiscounted cash flows exceed the carrying amounts of our drilling rigs.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $55.9 million and $72.2 million at June 30, 2015 and December 31, 2014, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Recent Accounting Standards: See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first six months of 2015 as all of our drilling contracts have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of June 30, 2015, we had approximately $678.2 million face amount of variable rate debt, net of discount of $6.8 million, outstanding. In October 2012, we entered into the 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. In March 2013, we entered into the 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on the term loans. For every 1% increase in LIBOR above the LIBOR floor, we would be subject to an increase in interest expense of $6.8 million per annum based on June 30, 2015 outstanding principal amounts. As of June 30, 2015, the 1-year LIBOR rate was 0.77% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively, or approximately $36.5 million per year in interest expense. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2015, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VANTAGE DRILLING COMPANY
Date: August 4, 2015	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)