Form 10-Q
period 2015-09-30
Vantage Drilling CO
filed 2015-11-09
CIK 1419428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of Vantage Drilling Company ordinary shares outstanding as of October 23, 2015 is 311,836,678 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	our inability to replace existing contracts as they expire;
•	failure to obtain reimbursement for our deposit on the Cobalt Explorer;
•	delays and cost overruns in construction projects;
•	competition within our industry;
•	limited mobility between geographic regions;
•	operating hazards in the oilfield service industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	operations in international markets;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act;
•	our obligation to repurchase certain indebtedness upon a change of control or other triggering events;
•	various risks in our relationship with F3 Capital and its affiliates; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling Company

Consolidated Balance Sheet

(In thousands, except par value information)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (Note 5)	$223,984	$82,812
Trade receivables	102,057	153,428
Inventory	66,014	65,892
Prepaid expenses and other current assets	23,128	28,618
Total current assets	415,183	330,750
Property and equipment
Property and equipment	3,475,579	3,524,566
Accumulated depreciation	(500,696)	(406,674)
Property and equipment, net	2,974,883	3,117,892
Other assets
Investment in joint venture	981	1,318
Other assets	116,325	79,897
Total other assets	117,306	81,215
Total assets	$3,507,372	$3,529,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,148	$59,139
Accrued liabilities	173,534	101,537
Current maturities of long-term debt, net of discount of $738 and $1,181	77,754	95,378
Total current liabilities	299,436	256,054
Long–term debt, net of discount of $15,104 and $25,875 and current maturities	2,614,126	2,632,802
Other long-term liabilities	40,579	85,327
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, $0.001 par value, 10,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.001 par value, 500,000 shares authorized; 311,837 and 307,808 shares issued and outstanding	312	308
Additional paid-in capital	908,743	905,136
Accumulated deficit	(355,824)	(349,770)
Total shareholders’ equity	553,231	555,674
Total liabilities and shareholders’ equity	$3,507,372	$3,529,857

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Contract drilling services	$197,133	$189,648	$608,002	$602,859
Management fees	1,923	1,923	5,706	12,474
Reimbursables	9,435	15,947	24,693	44,368
Total revenue	208,491	207,518	638,401	659,701
Operating costs and expenses
Operating costs	94,420	111,271	285,777	310,995
General and administrative	10,682	9,980	27,613	26,461
Depreciation	31,764	31,639	95,168	94,894
Construction contract cancellation costs	31,189	—	31,189	—
Restructuring costs	2,504	—	2,504	—
Total operating costs and expenses	170,559	152,890	442,251	432,350
Income from operations	37,932	54,628	196,150	227,351
Other income (expense)
Interest income	22	14	33	38
Interest expense and other financing charges	(48,334)	(53,376)	(147,529)	(162,149)
Gain (loss) on debt extinguishment	12,732	1,051	38,954	(462)
Other, net	339	376	1,963	616
Total other income (expense)	(35,241)	(51,935)	(106,579)	(161,957)
Income before income taxes	2,691	2,693	89,571	65,394
Income tax provision	55,139	8,309	95,625	36,008
Net income (loss)	$(52,448)	$(5,616)	$(6,054)	$29,386

Earnings (loss) per share
Basic	$(0.17)	$(0.02)	$(0.02)	$0.10
Diluted	$(0.17)	$(0.02)	$(0.02)	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling Company

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,054)	$29,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	95,168	94,894
Amortization of debt financing costs	7,356	8,713
Construction contract cancellation costs	31,189	—
Accelerated deferred mobilization income	(21,508)	—
Amortization of debt discount	7,309	8,496
Non-cash (gain) loss on debt extinguishment	(38,944)	462
Share-based compensation expense	5,020	6,540
Deferred income tax benefit	(997)	(184)
Equity in loss of joint venture	337	317
Loss on disposal of assets	370	558
Changes in operating assets and liabilities:
Restricted cash	—	2,125
Trade receivables	51,371	(55,917)
Inventory	(122)	(8,681)
Prepaid expenses and other current assets	8,503	7,686
Other assets	13,917	6,660
Restructuring costs	2,504	—
Accounts payable	(10,991)	(7,267)
Accrued liabilities and other long-term liabilities	42,344	81,194
Net cash provided by operating activities	186,772	174,982
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(41,409)	(34,137)
Return of investment in joint venture	—	23,250
Net cash used in investing activities	(41,409)	(10,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(154,191)	(127,466)
Proceeds from (repayment of) revolving credit agreement, net	150,000	(10,000)
Net cash used in financing activities	(4,191)	(137,466)
Net increase in cash and cash equivalents	141,172	26,629
Cash and cash equivalents—beginning of period	82,812	54,686
Cash and cash equivalents—end of period	$223,984	$81,315
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$104,314	$115,142
Taxes	42,668	17,415
Non-cash investing and financing transactions:
Interest capitalized	$(4,013)	$(3,759)
Trade-in value on equipment upgrades	—	(922)
Write-off of joint venture deferred construction supervision revenue	—	7,344

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

As of September 30, 2015, we have approximately $2.7 billion of debt outstanding, including approximately $77.8 million of current maturities and cash on hand of approximately $224.0 million.  The debt outstanding and cash on hand include $150.0 million of borrowings on our revolving Credit Agreement which we received from our lenders in September 2015. In 2016, we have scheduled debt maturities aggregating approximately $78.47 million, consisting of (i) $50.0 million on our 2017 Term Loan (the “2017 Term Loan”), (ii) $3.5 million on our 2019 Term Loan (the “2019 Term Loan,” and collectively with the 2017 Term Loan, the “Term Loans”), (iii) $24.97 million on our 5.50% Convertible Senior Notes (the “5.50% Convertible Notes”) and (iv) $19,000 on the 7.875% Senior Convertible Notes (the “7.875% Convertible Notes”). We intend to fund our operations and debt service, including interest payments, through a combination of cash on hand and cash flow from operations. While these funds will be sufficient to fund our operations and debt service through December 31, 2015, there are several factors that could adversely impact our liquidity in 2016 and beyond including, but not limited to, the following factors described in greater detail below: (i) a material fine, penalty or disgorgement of earnings resulting from an adverse determination by the SEC or the Department of Justice (the “DOJ”) regarding our investigation of corruption by our former agent in Brazil, (ii) a ruling in the Cobalt Explorer arbitration seeking to recover construction payments from us or preventing us from recovering on the refund guarantee, (iii) any restriction placed on our ability to borrow or utilize funds under the Credit Agreement, or (iv) if we are unable to contract our drilling rigs for an extended period of time or at sufficient dayrates. Furthermore, if we prevail in the arbitration we instituted to challenge our client’s wrongful termination of the Titanium Explorer contract, any judgment in our favor may not fully compensate us for our lost cash flows and liquidity and may not be timely.

Because some or all of these factors will have a significant impact on our ability to service our debt as scheduled, we have entered into discussions with certain Term Loan holders and holders of our secured senior notes (“Senior Notes”) regarding a possible deleveraging transaction to substantially reduce our overall debt levels and near-term debt service.  The deleveraging transaction may require a substantial restructuring of the Company’s capital structure including a conversion of a substantial amount of the Term Loans and Senior Notes to equity.  In order to execute such a restructuring, it may be necessary to seek court protection for the transaction in the United States or the Cayman Islands. There can be no assurances that we will reach an agreement with the Term Loan holders and Senior Note holders that will be adequate to provide sufficient liquidity to meet our scheduled debt service requirements.  Any such deleveraging transaction could have a material and adverse impact on our existing shareholders and creditors. If we are unable to complete such a deleveraging transaction, we anticipate taking further actions that may include preserving cash flow by cold stacking drilling equipment, additional workforce reductions, raising additional equity on a preferential basis to our existing equity, pursuing single or multiple asset sales or potentially selling or merging the Company, although there can be no assurance that we will be successful in any of these actions.

In July 2015, we became aware of media reports that the Brazilian agent that we used in the contracting of the Titanium Explorer drillship, Mr. Hamylton Padilha, had entered into a plea arrangement with the Brazilian authorities in connection with his role in obtaining bribes for former Petrobras executives.  Mr. Padilha, who simultaneously has represented several international companies in their contracts with Petrobras, provided evidence to the Brazilian prosecutors of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, a former member of our Board of Directors and a significant shareholder.  Mr. Su was the sole owner of the company that owned the Titanium Explorer at the time the alleged bribe was paid.  At the same time we learned of Mr. Padilha’s plea agreement, we voluntarily contacted the SEC and the DOJ to advise them of these recent developments. We subsequently terminated his advisory contract with us.  Our internal and independent investigations, which are still ongoing, to date have found no evidence of wrongdoing by our employees or participation in any manner with the inappropriate acts alleged to have been conducted by Mr. Padilha.

On August 13, 2015, we terminated the contract for the construction of the Cobalt Explorer with the shipyard pursuant to the terms of the contract.  In connection with the termination of this contract, we expensed approximately $31.2 million of development costs and interest previously capitalized to the Cobalt Explorer. On August 20, 2015, the shipyard notified us that they were cancelling the construction contract, alleging a breach of the contract by us. Pursuant to the arbitration provision in the contract, the shipyard filed for arbitration on August 25, 2015 to challenge our ability to terminate the construction contract. We are seeking to recover, from a refund guarantee issued by a financial institution, for all funds paid to the shipyard totaling approximately $59.5 million (which is recorded in other assets on our Consolidated Balance Sheet) plus contractual interest and any other amounts due under applicable law, but we can provide no assurance as to the collectability of the refund.

Our customer for the Titanium Explorer operating in the United States Gulf of Mexico sent us a notice of termination of the Agreement for the Provision of Services Contract for the Titanium Explorer on August 31, 2015 effective upon completion of operation on the current well. We completed the well in early September and demobilized the rig.  We believe the termination of the contract was wrongful and commenced arbitration proceedings on August 31, 2015 to recover damages, including loss of future revenues and expenses, in connection with the wrongful termination of the contract. In connection with the cancellation of the contract, we recognized $21.5 million of deferred mobilization revenue.

On or about September 2, 2015, we requested and received an advance of $150 million from the lenders under our secured revolving credit agreement (the “Credit Agreement”).  At the time of such advance, we made certain representations to the lenders as required under the Credit Agreement.  Although we believe that our $150 million drawing satisfied the terms and conditions of the Credit Agreement, on October 14, 2015, we received a letter from the administrative agent for the lenders in which they “request” return of such $150 million advance. The letter stated that if we refused to return the advance, “at minimum” we must segregate such funds from other company funds and maintain them in the account in which such funds were initially deposited, and provide the lenders with information regarding certain representations in the loan documents at the time the advance was made.  One of the issues the lenders are evaluating is whether the termination of the Titanium Explorer contract, if proper, prohibited the Company from borrowing under the Credit Agreement.  As noted above, we believe that the termination of the contract was wrongful and we commenced arbitration proceedings in connection therewith. See “Note 5. Debt.”

In connection with the deleveraging discussions, we did not make a $40.8 million interest payment due on November 2, 2015 with respect to our 7.5% Senior Secured First Lien Notes due 2019 (the “7.5% Senior Notes”) and have elected to utilize the 30-day grace period under the notes. Failure to make the interest payment prior to the expiration of the applicable grace period constitutes an “Event of Default” under the governing indenture. If an Event of Default continues, the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the then outstanding 7.5% Senior Notes may declare all the notes to be due and payable immediately. No assurances can be given that the deleveraging discussions will result in an agreement. We currently have ample liquidity to make the interest payment within the grace period. If no agreement is reached by the end of the grace period, we expect to make the interest payment and avoid an Event of Default.

On November 4, 2015, the NYSE MKT LLC (“NYSE”) submitted an application to the SEC to delist our ordinary shares, which is expected to become effective on November 16, 2015. The effectiveness of the delisting allows the holders of our 5.50% Convertible Notes and 7.875% Convertible Notes to require us to repurchase their notes at 100% of the par value thereof. See “Part II – Other Information.  Item 1A. Risk Factors.”

Market conditions for offshore drilling services are driven by the exploration and production spending of our customers.  Due to the significant decline in oil and natural gas prices over the last year, our customers have been dramatically reducing their capital spending levels.  This has resulted in a significant decline in the current market rates for drilling services and a decline in the utilization of offshore drilling rigs. The Aquamarine Driller has been idle since completing its contract in March 2015 and the Emerald Driller, Sapphire Driller, and Topaz Driller have each either extended existing contracts or contracted with new customers at progressively lower rates. We have recently received a letter of award for an 18 month contract (with 9 months of options) for the Aquamarine Driller and are preparing for the re-commencement of operations later this year. Additionally, the Platinum Explorer will complete its current contract prior to year end and is anticipated to re-contract at a lower dayrate or become idle. These lower rates, combined with the cancellation of the Titanium Explorer contract, will result in the Company achieving significantly lower income and cash flow from operations for the remainder of 2015 and 2016.

In response to current market conditions and the factors noted above, we reduced operating costs and capital expenditures for our rig fleet. During the quarter ended September 30, 2015, we recognized a restructuring charge of approximately $2.5 million consisting primarily of severance costs associated with our reduction in support personnel.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2014 is derived from our December 31, 2014 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Interest costs and the amortization of debt financing costs related to the financings of our MODUs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2015 were $792,000 and $4.0 million, respectively. Total interest and amortization costs capitalized for the three and nine months ended September 30, 2014 were $1.3 million and $3.8 million, respectively. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra-deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs as of December 31, 2014. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs. We performed an analysis of recoverability on the Titanium Explorer when the customer terminated the contract. The results of the analysis indicated the carrying value of the Titanium Explorer was recoverable over its estimated remaining useful life. We have continued to monitor the recoverability of the carrying value of our drilling rigs in 2015 and we currently believe the future projected undiscounted cash flows exceeds the carrying amounts of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight-line basis which approximates the interest method. As we make open market purchases to retire debt or discretionary debt payments, we recognize as an expense a proportionate amount of the related deferred financing costs.

Investment in Joint Venture: In November 2012, we acquired 41.9% of Sigma Drilling, Ltd. (“Sigma”), which had contracted to build an ultra-deepwater drillship, to be known as the Palladium Explorer, at STX Offshore & Shipbuilding Co. Ltd.’s (“STX”) shipyard in Korea. We are currently accounting for our interest in Sigma as an equity method investment. Accordingly, we recognize 41.9% of the profit or loss of Sigma as other income (expense) in our consolidated statement of operations with a corresponding adjustment to our investment in joint venture account. We capitalized interest on our investment in Sigma until September 2013 when STX suspended construction of the drillship. In January 2014, Sigma issued a termination notice to STX on the Palladium Explorer construction contract and Sigma terminated our construction management agreement. In July 2014, a reduction in Sigma’s capital was approved by the appropriate authorities and in August 2014, a distribution of $55.5 million was made to the shareholders of Sigma, of which we received $23.3 million. During the nine-month periods ended September 30, 2015 and 2014, Sigma recognized losses from operations consisting primarily of general administrative expenses.

The change in our investment in joint venture account was composed of the following (in thousands):

Balance, December 31, 2014	$1,318
Vantage share of net losses for nine months ended September 30, 2015	(337)
Balance, September 30, 2015	$981

Sigma commenced arbitration proceedings against STX in 2014 as called for under the construction contract for the Palladium Explorer. In April 2015, the initial phase of the arbitration was concluded, and it was determined that Sigma was entitled to recover damages with respect to STX’s termination of the construction contract, up to a maximum of $12.0 million plus interest, capped by substantiated project costs. In connection with the arbitration, STX paid Sigma approximately $4.2 million which represents the remaining balance of the initial installment made under the construction contract plus interest. The final hearing on the remaining $8 million of project costs is scheduled to be heard in December 2015. While there has been no decision on a capital distribution to the shareholders of Sigma, we continue to believe that we will receive payments equal to or greater than the current amount of our investment. See “Note 4. Construction Supervision and Operations Management Agreements.”

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

Earnings (loss) per Share: Basic earnings per share are based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted earnings per share are computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares.

The following is a reconciliation of the number of shares used for the basic and diluted earnings (loss) per share (“EPS”) computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	311,349	306,761	310,727	306,046
Convertible notes	—	—	—	—
Restricted share equity awards	—	—	—	3,235
Adjusted weighted average ordinary shares outstanding for diluted EPS	311,349	306,761	310,727	309,281

The following is a detail of the number of shares excluded from diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Options and warrants	2,087	2,097	2,087	2,097
Convertible notes	12,389	77,561	12,389	77,561
Restricted share equity awards	12,937	12,906	12,937	—
Future potentially dilutive ordinary shares excluded from diluted EPS	27,413	92,564	27,413	79,658

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of September 30, 2015 or December 31, 2014.

Share-Based Compensation: We account for share-based compensation using the fair value method as prescribed under U.S. GAAP. Restricted share grants are valued based on the market price of our ordinary shares on the date of grant and the fair value attributable to share options is calculated based on the Black-Scholes option pricing model. The fair values are amortized to compensation expense over the requisite service period which is generally equivalent to the time required to vest the share options and share grants. Employment agreements with certain executives provide for immediate vesting of outstanding share awards upon retirement, as defined. Retirement is defined as any separation from the Company, other than a termination for cause, so long as the executive has had at least five years of continuous service with the Company and provides at least six months advance notice to the Board of Directors. When a notification of intent to retire is received, making an executive retirement-eligible, the remaining unamortized portion of existing share awards is amortized through the original vesting date or the retirement date, whichever is earlier. We recognized approximately $1.6 million and $2.3 million of share-based compensation expense for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, we recognized $5.0 million and $6.5 million, respectively, of share-based compensation expense.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2015, the fair value of the 5.50% Convertible Notes, 7.125% Senior Secured Notes (the “7.125% Senior Notes”), the 7.5% Senior Notes and the 7.875% Convertible Notes was approximately $13.8 million, $236.5 million, $343.4 million and $17.7 thousand, respectively, based on quoted market prices, a Level 1 measurement.

Derivative Financial Instruments: We may use derivative financial instruments to reduce our exposure to various market risks, primarily interest rate risk. We have documented policies and procedures to monitor and control the use of derivatives. We do not engage in derivative transactions for speculative or trading purposes. At September 30, 2015 and December 31, 2014, we had no outstanding derivative instruments.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim reporting periods thereafter, with early adoption permitted. We will adopt the accounting standard on December 31, 2016. We are still evaluating the provisions of ASU 2014-15 and assessing the impact it may have on our consolidated financial statements.

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

3. Transactions with F3 Capital and Affiliates

F3 Capital Note

In connection with the acquisition of the Platinum Explorer, we issued a promissory note of $60.0 million to F3 Capital (the “F3 Capital Note”). The F3 Capital Note accrues interest at 5% per annum and matures in January 2018. If we do not repay the F3 Capital Note on its scheduled maturity date or upon the occurrence of certain customary default provisions, the interest rate on any amounts outstanding under the F3 Capital Note will rise to 10% per annum. The F3 Capital Note contains a preemptive right covenant that provides F3 Capital with the right to purchase a pro-rata portion of any equity or convertible debt that we offer at a price per share less than the contingent conversion price of $1.10 per share so long as the F3 Capital Note is outstanding.

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

We originally valued the F3 Capital Note based on our weighted average cost of capital which resulted in a discounted present value of $27.8 million. As of September 30, 2015, if we were to value the F3 Capital Note at our current weighted average cost of capital, the current discounted present value would be approximately $49.2 million, a Level 3 measurement.

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

5. Debt

Our debt was composed of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
7.5% Senior Notes, issued at par	$1,086,815	$1,118,615
7.125% Senior Notes, issued at par	727,622	727,622
2017 Term Loan, net of discount of $3,160 and $4,406	320,383	364,159
2019 Term Loan, net of discount of $3,014 and $3,668	338,236	340,207
5.50% Convertible Notes, net of discount of $738 and $6,016	24,235	93,984
7.875% Convertible Notes, net of discount of $0 and $1,181	19	41,878
Revolving credit agreement	150,000	—
F3 Capital Note, net of discount of $8,930 and $11,785	44,570	41,715
	2,691,880	2,728,180
Less current maturities of long-term debt	77,754	95,378
Long-term debt, net	$2,614,126	$2,632,802

We have made numerous open market purchases of our outstanding debt issuances. The following table summarizes our debt scheduled principal payments, discretionary principal repurchases and optional principal repurchases pursuant to the applicable indenture through September 30, 2015 (in thousands).

	First Quarter	Second Quarter	Third Quarter		Total
7.5% Senior Notes	$31,800	$—	$—		$31,800
7.875% Convertible Notes	4,352	26,851	11,837	(a)	43,040
5.50% Convertible Notes	26,232	16,468	32,327		75,027
2017 Term Loan	7,462	60	—		7,522
Scheduled maturities payments	13,058	13,692	13,375		40,125
Total	$82,904	$57,071	$57,539		$197,514

(a)	Includes $1.837 million of 7.875% Convertible Notes that were tendered for repurchase by the noteholders on September 1, 2015.

7.5% Senior Notes and $500 Million 2017 Term Loan

In October 2012, Offshore Group Investment Limited, one of our 100% owned subsidiaries (“OGIL”), issued $1.150 billion in aggregate principal amount of 7.5% Senior Notes under an indenture. The 7.5% Senior Notes were issued at par and are fully and unconditionally guaranteed, except for customary release provisions discussed in Note 11, on a senior secured basis, by us and certain of our subsidiaries. The 7.5% Senior Notes mature on November 1, 2019, and bear interest from the date of their issuance at the rate of 7.5% per year. Interest on outstanding 7.5% Senior Notes is payable semi-annually in arrears, commencing on May 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

In connection with the repurchase of $31.8 million of the 7.5% Senior Notes and $7.5 million of the 2017 Term Loan during the first nine months of 2015 (see table above), we recognized net gains of $9.3 million and $1.6 million, respectively, related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

In connection with our ongoing deleveraging discussions with certain Term Loan holders and Senior Note holders, we did not make a $40.8 million interest payment due on November 2, 2015 on the 7.5% Senior Notes and have elected to utilize the 30-day grace period under the 7.5% Senior Notes. Failure to make the interest payment prior to the expiration of the applicable grace period would constitute an Event of Default under the governing indenture. If an Event of Default continues, the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the then outstanding 7.5% Senior Notes may declare all the notes to be due and payable immediately. We currently have ample liquidity to make the interest payment within the grace period. If no agreement is reached by the end of the grace period, we expect to make the interest payment and avoid an Event of Default. Accordingly, we continue to classify the 7.5% Senior Notes as long-term.

7.125% Senior Notes and $350 Million 2019 Term Loan

In March 2013, OGIL issued $775.0 million in aggregate principal amount of 7.125% Senior Notes under an indenture. The 7.125% Senior Notes were issued at par and are fully and unconditionally guaranteed, except for customary release provisions discussed in Note 11, on a senior secured basis, by us and certain of our subsidiaries. The 7.125% Senior Notes mature on April 1, 2023, and bear interest from the date of their issuance at the rate of 7.125% per year. Interest on outstanding 7.125% Senior Notes is payable semi-annually in arrears, commencing on October 1, 2013. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Additionally during March 2013, we entered into the 2019 Term Loan. The 2019 Term Loan was issued at 98.5% of the face value and bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. The 2019 Term Loan has annual scheduled debt maturities of 1% of the original principal amount that are payable quarterly commencing in June 2013. The maturity date of the 2019 Term Loan is March 28, 2019. The original issue discount, reported as a direct deduction from the face amount of the 2019 Term Loan, will be recognized over the life of the 2019 Term Loan using the effective interest rate method. The 2019 Term Loan is secured on a senior secured basis by us and certain of our subsidiaries.

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

In connection with the repurchase of $75.0 million of the 5.50% Convertible Notes during the first nine months of 2015 (see table above), we recognized a net gain of $26.5 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

As a result of the delisting of our ordinary shares expected to be effective on November 16, 2015, the holders of the 5.50% Convertible Notes may requires us to repurchase their notes at 100% of the par value thereof. See “Part II – Other Information. Item 1A. Risk Factors.”

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

The 7.875% Convertible Notes are subject to redemption at our option before September 1, 2017 if the volume weighted average price of our ordinary shares is greater than or equal to 125% of the applicable conversion price for at least 20 trading days during any 30 consecutive trading day period. In each case, the redemption purchase price is equal to 100% of the principal amount of the 7.875% Convertible Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Pursuant to the terms of the indenture, on July 29, 2015, we sent notice to the noteholders of the 7.875% Convertible Notes informing them of their right to cause us to repurchase the 7.875% Convertible Notes on September 1, 2015. We redeemed $1.837 million of the 7.875% Convertible Notes on September 1, 2015 when the noteholders exercised their repurchase right. As of September 30, 2015, $19,000 of the 7.875% Convertible Notes remained outstanding.

In connection with the repurchase of $43.0 million of the 7.875% Convertible Notes during the first nine months of 2015 (see table above), we recognized a net gain of $1.6 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

As a result of the delisting of our ordinary shares expected to be effective on November 16, 2015, the holders of the 7.875% Convertible Notes may require us to repurchase their notes at 100% of the par value thereof. See “Part II – Other Information. Item 1A. Risk Factors.”

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

The Credit Agreement includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens on certain assets, restrict the incurrence of indebtedness and the conveyance of and modification to vessels and require us to maintain certain financial ratios and provide periodic financial reports. Advances under the Credit Agreement are secured by a lien on certain of our assets, which are substantially similar to those assets pledged in connection with the 7.125% Senior Notes, the 7.5% Senior Notes, the 2017 Term Loan and the 2019 Term Loan. We were in compliance with all financial covenants of the Credit Agreement at September 30, 2015. As of September 30, 2015, we had $150 million in outstanding borrowings under the Credit Agreement and we had issued letters of credit for $22.9 million.

On or about September 2, 2015, we requested and received an advance of $150 million from the lenders under the Credit Agreement.  At the time of such advance, we made certain representations to the lenders as required under the Credit Agreement.  Although we believe that our $150 million drawing satisfied the terms and conditions of the Credit Agreement, on October 14, 2015, we received a letter from the administrative agent for the lenders in which they “request” return of such $150 million advance. The letter stated that if we refused to return the advance, “at minimum” we must segregate such funds from other company funds and maintain them in the account in which such funds were initially deposited, and provide the lenders with information regarding certain representations in the loan documents at the time the advance was made.  One of the issues the lenders are evaluating is whether the termination of the Titanium Explorer contract, if proper, prohibited the Company from borrowing under the Credit Agreement.  We believe that the termination of the contract was wrongful and we commenced arbitration proceedings on August 31, 2015 to recover damages including loss of future revenues and expenses in connection with the wrongful termination of the contract.  It is unclear whether we may be required to repay the borrowings we have made or any additional borrowings under our Credit Agreement will be available to us, given the foregoing.

If market conditions continue to remain unfavorable to us or we encounter the adverse factors noted or the deleveraging discussions are not adequate to provide sufficient liquidity we will not be able to maintain compliance with all financial covenants of the Credit Agreement at year-end 2016. See “Note 1. Organization and Recent Events.”

6. Shareholders’ Equity

Preferred Shares

We have 10,000,000 authorized preferred shares, par value $0.001 per share. As of September 30, 2015, no preferred shares were issued and outstanding.

Ordinary Shares

We have 500,000,000 authorized ordinary shares, par value $0.001 per share. As of September 30, 2015, 311,836,678 ordinary shares were issued and outstanding.

2007 Long-Term Incentive Plan

Under our 2007 Long-Term Incentive Plan (the “LTIP”), we may issue a maximum of 45 million ordinary shares. During the nine months ended September 30, 2015, we granted to employees and directors 4,110,109 time-vested restricted shares and 1,872,973 performance unit awards under our LTIP. Time-vested restricted share awards issued to employees vest ratably over four years, while awards to directors vest one year from date of grant. Performance unit awards vest over a three-year period based on the level of attainment of pre-determined criteria; upon vesting, each performance unit award may be converted to ordinary shares at a ratio ranging from 0 to 1.5. The value of the 2015 time-vested restricted share awards and performance units is amortized to expense over the respective vesting period based on the fair value of the awards at the grant dates, which was approximately $2.1 million, based on an average share price of $0.35 per share. For purposes of calculating the grant date fair value of the performance units, the target conversion ratio of one ordinary share for one performance unit was used. In the nine months ended September 30, 2015, 3,874,842 of previously granted time-vested restricted share awards vested. Additionally, 153,477 of previously granted performance unit awards vested during the first nine months of 2015 in connection with retiring employees’ employment agreements.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have calculated income taxes based on the tax laws and rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding taxes on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction.  Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and write-off of development costs. Specifically, in 2015, the recognition of the loss due to the termination of the construction contract for the Cobalt Explorer and the termination of the Titanium Explorer contract significantly reduced the estimated annualized profit before tax with a limited impact on the estimated annual income tax expense.

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

In July 2015, we became aware of media reports that the Brazilian agent that we used in the contracting of the Titanium Explorer drillship, Mr. Padilha, had entered into a plea arrangement with the Brazilian authorities in connection with his role in obtaining bribes for former Petrobras executives.  Mr. Padilha, who simultaneously has represented several international companies in their contracts with Petrobras, provided evidence to the Brazilian prosecutors of an alleged bribery scheme between former Petrobras executives and Mr. Su, a former member of our Board of Directors and a significant shareholder.  Mr. Su was the sole owner of the company that owned the Titanium Explorer at the time the alleged bribe was paid.  At the same time we learned of Mr. Padilha’s plea agreement, we voluntarily contacted the SEC and the DOJ to advise them of these recent developments. We subsequently terminated his advisory contract with us.  Our internal and independent investigations, which are still ongoing, to date have found no evidence of wrongdoing by our employees or participation in any manner with the inappropriate acts alleged to have been conducted by Mr. Padilha.

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

On August 13, 2015, we terminated the construction contract for the Cobalt Explorer pursuant to the terms of the contract. We are seeking to recover, from a refund guarantee issued by a financial institution, for all funds paid to the shipyard totaling approximately $59.5 million (which is recorded in other assets on our Consolidated Balance Sheet) plus contractual interest and any other amounts due under applicable law. In connection with the contract termination, we recognized a non-cash charge of approximately $31.2 million for the write-off of development costs and capitalized interest for the Cobalt Explorer project incurred over the last three years. On August 20, 2015, the shipyard notified us that they were cancelling the construction contract, alleging a breach of the contract by us. Pursuant to the arbitration provision in the contract, the shipyard filed for arbitration on August 25, 2015 to challenge our ability to terminate the construction contract. If the shipyard prevails in arbitration, the shipyard may be entitled to retain all supplies and equipment delivered to the shipyard and all milestone and other payments made by us to date, and to elect to sell the vessel at less than the contract price of $595 million and claim any deficiency in proceeds against us.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Prepaid insurance	$2,501	$12,260
Sales tax receivable	8,465	7,847
Income tax receivable	46	279
Current deferred tax asset	2,936	2,126
Other receivables	2,719	1,468
Other	6,461	4,638
	$23,128	$28,618

Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Drilling equipment	$3,408,663	$3,391,024
Assets under construction	43,152	113,229
Office and technology equipment	21,322	18,333
Leasehold improvements	2,442	1,980
	3,475,579	3,524,566
Accumulated depreciation	(500,696)	(406,674)
Property and equipment, net	$2,974,883	$3,117,892

Other Assets

Other assets consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Deferred financing costs, net	$33,057	$42,294
Performance bond collateral	3,600	6,600
Construction contract guarantee claim	59,500	—
Deferred certification costs	10,174	7,767
Deferred agent fees	$—	$6,127
Deferred mobilization costs	8,653	15,715
Deferred income taxes	111	29
Deposits	1,230	1,365
	$116,325	$79,897

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Interest	$77,333	$44,770
Compensation	18,659	21,490
Restructuring costs	2,504	—
Insurance premiums	—	9,956
Income taxes payable	72,061	18,358
Other	2,977	6,963
	$173,534	$101,537

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Deferred revenue	$26,964	$72,158
Deferred income taxes	2,413	2,517
Other non-current liabilities	11,202	10,652
	$40,579	$85,327

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of MODUs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our MODUs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies. We also provide construction supervision services for drilling units owned by others, although that business represented less than 1% of our total revenue for the nine months ended September 30, 2015.

For 2014, the majority of our revenue was from countries outside of the United States. With the relocation of the Titanium Explorer to the U.S. Gulf of Mexico in November 2014, approximately 24% of our consolidated revenue for the nine months ended September 30, 2015 came from the United States and the remaining 76% was from foreign countries. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 31%, 26% and 25% of consolidated revenue for the three months ended September 30, 2015. For the nine months ended September 30, 2015, three customers accounted for 29%, 25% and 24% of consolidated revenue. Three customers accounted for 24%, 24 % and 21% of consolidated revenue for the three months ended September 30, 2014. For the nine months ended September 30, 2014, three customers accounted for 25%, 23% and 21% of consolidated revenue.

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

The following tables present the condensed consolidating financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 of (i) Vantage Drilling Company (the “Parent”), (ii) OGIL (the subsidiary issuer), (iii) the Subsidiary Guarantors on a combined basis, (iv) the Non-Guarantor Subsidiaries on a combined basis and (v) consolidating and elimination entries representing adjustments to eliminate (a) investments in our subsidiaries and (b) intercompany transactions.

The financial information reflects all adjustments which are, in management’s opinion, necessary for a fair presentation of the financial position as of September 30, 2015 and December 31, 2014 and results of operations for the three and nine months ended September 30, 2015 and 2014, respectively.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$28,191	$26,949	$157,749	$11,095	$—	$223,984
Other current assets	1,679	63	179,385	10,072	—	191,199
Intercompany receivable	181,876	26,069	—	—	(207,945)	—
Total current assets	211,746	53,081	337,134	21,167	(207,945)	415,183
Property and equipment, net	—	1,791	2,912,349	60,743	—	2,974,883
Investment in and advances to subsidiaries	432,862	2,048,264	1,792,019	2,174	(4,275,319)	—
Investment in joint venture	—	—	—	981	—	981
Other assets	221	32,836	19,169	64,099	—	116,325
Total assets	$644,829	$2,135,972	$5,060,671	$149,164	$(4,483,264)	$3,507,372

Accounts payable and accrued liabilities	$22,774	$60,526	$115,041	$23,341	$—	$221,682
Current maturities of long-term debt	24,254	53,500	—	—	—	77,754
Intercompany payable	—	—	155,469	52,476	(207,945)	—
Total current liabilities	47,028	114,026	270,510	75,817	(207,945)	299,436
Long-term debt	44,570	2,569,556	—	—	—	2,614,126
Other long term liabilities	—	—	31,828	8,751	—	40,579
Shareholders’ equity (deficit)	553,231	(547,610)	4,758,333	64,596	(4,275,319)	553,231
Total liabilities and shareholders’ equity	$644,829	$2,135,972	$5,060,671	$149,164	$(4,483,264)	$3,507,372

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$204,467	$4,024	$—	$208,491
Operating costs and expenses	9,373	326	126,695	34,165	—	170,559
Income (loss) from operations	(9,373)	(326)	77,772	(30,141)	—	37,932
Income (loss) from equity method investees	(53,659)	25,997	—	—	27,662	—
Other, net	10,584	(46,182)	955	(598)	—	(35,241)
Income (loss) before income taxes	(52,448)	(20,511)	78,727	(30,739)	27,662	2,691
Income tax provision	—	—	52,582	2,557	—	55,139
Net income (loss)	$(52,448)	$(20,511)	$26,145	$(33,296)	$27,662	$(52,448)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$625,746	$12,655	$—	$638,401
Operating costs and expenses	16,915	906	383,383	41,047	—	442,251
Income (loss) from operations	(16,915)	(906)	242,363	(28,392)	—	196,150
Income (loss) from equity method investees	(7,956)	153,504	—	—	(145,548)	—
Other, net	18,817	(127,386)	2,735	(745)	—	(106,579)
Income (loss) before income taxes	(6,054)	25,212	245,098	(29,137)	(145,548)	89,571
Income tax provision	—	—	91,213	4,412	—	95,625
Net income (loss)	$(6,054)	$25,212	$153,885	$(33,549)	$(145,548)	$(6,054)

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2015
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(26,093)	$(98,764)	$303,194	$8,435	$186,772
Cash flows from investing activities
Additions to property and equipment	—	(325)	(7,607)	(33,477)	(41,409)
Net cash provided by (used in) investing activities	—	(325)	(7,607)	(33,477)	(41,409)
Cash flows from financing activities
Repayment of debt	(86,211)	(67,980)	—	—	(154,191)
Proceeds from revolving credit agreement	—	150,000	—	—	150,000
Advances (to) from affiliates	134,764	41,538	(198,260)	21,958	—
Net cash provided by (used in) financing activities	48,553	123,558	(198,260)	21,958	(4,191)
Net increase (decrease) in cash and cash equivalents	22,460	24,469	97,327	(3,084)	141,172
Cash and cash equivalents—beginning of period	5,731	2,480	60,422	14,179	82,812
Cash and cash equivalents—end of period	$28,191	$26,949	$157,749	$11,095	$223,984

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$5,731	$2,480	$60,422	$14,179	$—	$82,812
Other current assets	597	101	236,013	11,227	—	247,938
Intercompany receivable	288,256	682,665	—	—	(970,921)	—
Total current assets	294,584	685,246	296,435	25,406	(970,921)	330,750
Property and equipment, net	—	1,694	2,991,530	124,668	—	3,117,892
Investment in and advances to subsidiaries	460,197	1,433,239	1,053,496	2,104	(2,949,036)	—
Investment in joint venture	—	—	—	1,318	—	1,318
Other assets	8,671	39,750	26,793	4,683	—	79,897
Total assets	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Accounts payable and accrued liabilities	$30,201	$28,646	$79,549	$22,280	$—	$160,676
Current maturities of long-term debt	41,878	53,500	—	—	—	95,378
Intercompany payable	—	—	941,658	29,263	(970,921)	—
Total current liabilities	72,079	82,146	1,021,207	51,543	(970,921)	256,054
Long-term debt	135,699	2,497,103	—	—	—	2,632,802
Other long term liabilities	—	—	76,720	8,607	—	85,327
Shareholders’ equity (deficit)	555,674	(419,320)	3,270,327	98,029	(2,949,036)	555,674
Total liabilities and shareholders’ equity	$763,452	$2,159,929	$4,368,254	$158,179	$(3,919,957)	$3,529,857

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$203,270	$4,248	$—	$207,518
Operating costs and expenses	5,372	213	143,664	3,641	—	152,890
Income (loss) from operations	(5,372)	(213)	59,606	607	—	54,628
Income (loss) from equity method investees	4,268	52,288	—	—	(56,556)	—
Other income (expense)	(4,512)	(47,812)	7,741	(7,352)	—	(51,935)
Income (loss) before income taxes	(5,616)	4,263	67,347	(6,745)	(56,556)	2,693
Income tax provision	—	—	7,563	746	—	8,309
Net income (loss)	$(5,616)	$4,263	$59,784	$(7,491)	$(56,556)	$(5,616)

Condensed Consolidating Statement of Operations (in thousands)

	Nine Months Ended September 30, 2014
	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$631,054	$28,647	$—	$659,701
Operating costs and expenses	12,911	268	394,199	24,972	—	432,350
Income (loss) from operations	(12,911)	(268)	236,855	3,675	—	227,351
Income (loss) from equity method investees	55,979	203,474	—	—	(259,453)	—
Other income (expense)	(13,682)	(148,924)	686	(37)	—	(161,957)
Income (loss) before income taxes	29,386	54,282	237,541	3,638	(259,453)	65,394
Income tax provision	—	—	33,800	2,208	—	36,008
Net income (loss)	$29,386	$54,282	$203,741	$1,430	$(259,453)	$29,386

Condensed Consolidating Statement of Cash Flows (in thousands)

	Nine Months Ended September 30, 2014
	Parent	OGIL	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(32,920)	$(102,868)	$301,555	$9,215	$174,982
Cash flows from investing activities
Additions to property and equipment	—	(217)	(11,782)	(22,138)	(34,137)
Return of investment in joint venture	—	—	—	23,250	23,250
Net cash provided by (used in) investing activities	—	(217)	(11,782)	1,112	(10,887)
Cash flows from financing activities
Repayment of debt	—	(137,466)	—	—	(137,466)
Advances (to) from affiliates	32,795	274,458	(294,849)	(12,404)	—
Net cash provided by (used in) financing activities	32,795	136,992	(294,849)	(12,404)	(137,466)
Net increase (decrease) in cash and cash equivalents	(125)	33,907	(5,076)	(2,077)	26,629
Cash and cash equivalents—beginning of period	3,489	5,467	37,489	8,241	54,686
Cash and cash equivalents—end of period	$3,364	$39,374	$32,413	$6,164	$81,315

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2015 and our results of operations for the three and nine months ended September 30, 2015 and 2014. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet.

Name	Year Built/ Expected Delivery	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Mobilizing
Topaz Driller	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Warm Stack
Tungsten Explorer	2013	12,000	40,000	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments; Potential Deleveraging Transaction

We started discussions with certain Term Loan holders and Senior Note holders to evaluate a possible deleveraging transaction and a reduction in our overall debt levels and near-term debt service.  There can be no assurances, if we encounter the adverse factors noted below, or if market conditions continue to remain unfavorable to us, that our efforts will be adequate to provide sufficient liquidity to continue our operations through the end of 2016.  Any such restructuring could have a material and adverse impact on our existing shareholders and creditors.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. In a series of estimate revisions, the International Energy Agency now estimates that demand growth for 2015 will increase by approximately 1.8 million barrels per day or 1.9% and an additional 1.2 million barrels per day in 2016 which is a modest increase from prior demand growth estimates. The increase in demand has been more than offset by increased production, primarily in the Middle East and the United States. Global oil production started to decline in the second half of 2015, which should eventually lead to a recovery in oil prices. However, we still anticipate that our industry will experience depressed market conditions through the remainder of 2015 and 2016.

In response to the significant decline in oil prices during the second half of 2014, exploration and development companies significantly reduced capital expenditure budgets for 2015 with estimates approximating 30% in aggregate. We view the current tendering activity for jackups to be reflective of the reduced spending levels. However, currently, there are almost no contracting activities underway for new ultra-deepwater projects.

In addition to already depressed market conditions, the industry has a significant number of newbuild drilling rig deliveries scheduled for 2015 and 2016.  The order book for jackups currently indicates that 40 additional jackups are scheduled for delivery through the end of 2015 with another 51 jackups scheduled for delivery in 2016. The order book for ultra-deepwater floaters, including drillships and semisubmersibles, indicates that 6 additional floaters are scheduled for delivery in 2015 with another 20 floaters scheduled for delivery in 2016.   The delivery of these new drilling rigs, during a period of depressed market conditions with little contracting activity, is creating a significant oversupply of drilling rigs. Offshore drilling contractors are faced with taking delivery of newbuild drilling rigs without contracts, at a time when many modern high-specification rigs are completing contracts, resulting in their willingness to significantly reduce dayrates being offered to customers.

In response to the oversupply of drilling rigs, a number of competitors are removing older less efficient rigs from their fleets by either cold stacking the drilling rigs or sending them to scrap yards.  This process takes extensive time as many of the drilling rigs are still working for customers on contracts.  Accordingly, while we believe that rig stacking and scrapping are important elements in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2016.

A summary of our backlog coverage as of September 30, 2015, is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2015	2016	2015	2016	Beyond
Jackups	48%	25%	$37,066	$29,280	$9,600
Drillships	27%	27%	$89,362	$177,714	$4,760

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

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Jackups
Operating rigs, end of period	2	4	2	4
Available days (1)	368	368	1,092	1,092
Utilization (2)	72.0%	99.2%	81.0%	98.9%
Average daily revenues (3)	$119,165	$159,701	$140,272	$161,960
Deepwater
Operating rigs, end of period	2	3	2	3
Available days (1)	276	276	819	819
Utilization (2)	86.8%	75.2%	92.8%	84.6%
Average daily revenues (3)	$690,785	$633,273	$636,685	$617,554

(1)	Available days are the total number of rig calendar days in the period.
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

The following table is an analysis of our operating results for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Revenues
Contract drilling services	$197,133	$189,648	$7,485	$608,002	$602,859	$5,143
Management fees	1,923	1,923	—	5,706	12,474	(6,768)
Reimbursables	9,435	15,947	(6,512)	24,693	44,368	(19,675)
Total revenues	208,491	207,518	973	638,401	659,701	(21,300)
Operating costs and expenses
Operating costs	94,420	111,271	16,851	285,777	310,995	25,218
General and administrative	10,682	9,980	(702)	27,613	26,461	(1,152)
Depreciation	31,764	31,639	(125)	95,168	94,894	(274)
Construction contract cancellation costs	31,189	—	(31,189)	31,189	—	(31,189)
Restructuring costs	2,504	—	(2,504)	2,504	—	(2,504)
Total operating expenses	170,559	152,890	(17,669)	442,251	432,350	(9,901)
Income from operations	37,932	54,628	(16,696)	196,150	227,351	(31,201)
Other income (expense)
Interest income	22	14	8	33	38	(5)
Interest expense and financing charges	(48,334)	(53,376)	5,042	(147,529)	(162,149)	14,620
Gain (loss) on debt extinguishment	12,732	1,051	11,681	38,954	(462)	39,416
Other income (expense)	339	376	(37)	1,963	616	1,347
Total other income (expense)	(35,241)	(51,935)	16,694	(106,579)	(161,957)	55,378
Income before income taxes	2,691	2,693	(2)	89,571	65,394	24,177
Income tax provision	55,139	8,309	(46,830)	95,625	36,008	(59,617)
Net income	$(52,448)	$(5,616)	$(46,832)	$(6,054)	$29,386	$(35,440)

 Revenue: Total revenue remained flat and contract drilling revenue increased 4% in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in drilling revenue was partially due to approximately $16.7 million higher revenue on the Titanium Explorer as a result of the accelerated recognition of previously deferred mobilization revenue triggered by the cancellation of the drilling contract by the operator. Additionally, increased utilization on the Tungsten Explorer contributed an incremental $14.9 million as the rig was mobilizing from Asia to West Africa in the prior year period. These increases were partially offset by reduced revenues of approximately $13.3 million on the Aquamarine Driller as the rig was idle during the quarter and approximately $13.4 million due to reduced dayrates on the remaining jackup fleet.

Jackup utilization for the three months ended September 30, 2015 decreased approximately 27% compared to the prior year period. Jackup utilization was lower due to days out of service following the completion of the Aquamarine Driller contract in March 2015. Deepwater utilization for the three months ended September 30, 2015 increased approximately 12% compared to the prior year which was negatively impacted by the mobilization of the Tungsten Explorer from Asia to West Africa during 2014.

Management fees and reimbursable revenue for the three months ended September 30, 2015 were $1.9 million and $9.4 million, respectively, as compared to $1.9 million and $15.6 million in the prior year period. The decrease in reimbursable revenue was primarily due to higher contract preparation reimbursables on the Tungsten Explorer in 2014.

Total revenue for the nine months ended September 30, 2015 decreased approximately 3% as compared to the nine month period ended September 30, 2014 primarily due to a decrease in our management business and related reimbursables as we completed the operations management contract for two jackups in Mexico in the prior year. Contract drilling revenues were up $5.1 million on improved deepwater results primarily driven by a $44.2 million increase in revenue for the Tungsten Explorer which was mobilizing to West Africa in the prior year period and a $9.2 million increase in revenue on the Titanium Explorer with the accelerated recognition of deferred mobilization revenue in the current year being partially offset by relocation premiums received in the prior year to compensate for increased operating costs. Revenue increases for the deepwater fleet were partially offset by decreases in revenues for our jackup fleet for (i) the decrease in utilization for the Aquamarine Driller ($30.3 million), and (ii) the decrease in dayrates for our other jackups ($20.6 million).

Operating costs: Operating costs for the three months ended September 30, 2015 decreased 15% compared to the three months ended September 30, 2014, primarily due to reduced costs of $5.3 million on the Tungsten Explorer, mainly resulting from contract preparation reimbursables of approximately $3.7 million in the prior year period, reduced costs of approximately $3.7 million on the Aquamarine Driller following the completion of the contract in March 2015 and reduced operations support costs of approximately $3.5 million due to cost savings initiatives implemented to date.

Operating costs for the nine months ended September 30, 2015 decreased 8% compared to the nine months ended September 30, 2014, due primarily to a reduction in reimbursable management costs of approximately $9.3 million following the termination of the operations management contract in Mexico, reduced costs of approximately $7.5 million on the Aquamarine Driller following the completion of the contract in March 2015 and reduced operations support costs of approximately $7.9 million due to cost savings initiatives implemented to date.

General and administrative expenses: Increases in general and administrative expenses for the three and nine-month periods ended September 30, 2015 as compared to the three and nine-month periods ended September 30, 2014 were primarily due to increased professional fees related to reviewing of financing opportunities.

Depreciation expense: Depreciation expense for the three and nine-month periods ended September 30, 2015 were consistent with the same periods in 2014.

Construction contract cancellation costs: On August 13, 2015, pursuant to the terms of the contract for the construction of the Cobalt Explorer, we terminated the contract. During the three months ended September 30, 2015, we recognized $31.2 million in construction contract cancellation expense for the write off of previously capitalized project management and capitalized interest costs.

Restructuring costs: In response to the continued decline in the offshore drilling market, we reviewed our cost and organization structure and our management approved and initiated a reduction of workforce at our operations support and corporate facilities. During the three months ended September 30, 2015, we recognized $2.5 million in restructuring and employee separation related costs.

Interest expense and other financing charges: Interest expense and other financing charges for the three and nine-month periods ended September 30, 2015 decreased over the same periods in 2014 primarily because of lower average debt outstanding.

In connection with the construction of the Cobalt Explorer, we capitalized $792,000 and $1.2 million of interest and amortization costs in the three months ended September 30, 2015 and September 30, 2014, respectively.  We capitalized $4.0 million and $2.4 million of interest and amortization costs, respectively, in the nine months ended September 30, 2015 and September 30, 2014. Such capitalized amounts were written off in connection with the contract cancellation discussed above.

Gain (loss) on extinguishment of debt: During the nine months ended September 30, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes, $75.0 million of our 5.50% Convertible Notes, $43.0 million of our 7.875% Convertible Notes and $7.5 million of our 2017 Term Loan and recognized gains of $9.3 million, $26.5 million, $1.6 million and $1.6 million, respectively, including the write-off of deferred financing costs of $1.9 million.

During the nine months ended September 30, 2014, we repurchased in the open market, at a discount to face value, $40.0 million of our 7.125% Senior Notes and $7.0 million of our 7.5% Senior Notes and recognized gains of $1.5 million and $177,000, respectively. The gains were partially offset by the write-off of deferred financing costs of $751,000. In connection with an additional principal payment of $42.0 million in June 2014 on the 2017 Term Loan, we recognized a loss of $1.4 million resulting from the write-off of deferred financing costs of $820,000 and original debt issuance discount of $576,000.

Income tax expense: At September 30, 2015 and 2014, our estimated annualized effective tax rates were 104.3 and 46.9 percent, respectively, based on estimated annualized income before income taxes, excluding income tax discrete items. Income tax expense was $55.1 million and $95.6 million for the three and nine-month periods ended September 30, 2015, as compared to $8.3 million and $36.0 million, respectively, for the comparable periods in 2014. The $46.8 million increase in taxes during the three-month period ended September 30, 2015 as compared to the comparable period in 2014 is a result of applying the annualized effective tax rates to the income before taxes for each respective period and the cumulative year to date adjustment as a result of the significant increase in the September 30, 2015 annualized effective tax rate as compared to earlier periods in 2015. The $59.6 million increase in taxes during the nine-month period ending September 30, 2015 was primarily due to an increase in the income before income taxes of $24.2 million as compared to the nine-month period ending September 30, 2014 and the cumulative year to date adjustment as a result of the significant increase in the September 30, 2015 annualized effective tax rate as compared to earlier periods in 2015. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. When we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense.  Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and write-off of development costs. Specifically, in 2015, the recognition of the loss due to the termination of the construction contract for the Cobalt Explorer and the termination of the Titanium Explorer contract significantly reduced the estimated annualized profit before tax with a limited impact on the estimated annual income tax expense.

Liquidity and Capital Resources

As of September 30, 2015, we have approximately $2.7 billion of debt outstanding, including approximately $77.8 million of current maturities and cash on hand of approximately $224.0 million.  The debt outstanding and cash on hand include $150.0 million of borrowings on our revolving Credit Agreement which we received from our lenders in September 2015. In 2016, we have scheduled debt maturities aggregating approximately $78.47 million, consisting of (i) $50.0 million on our 2017 Term Loan, (ii) $3.5 million on our 2019 Term Loan, (iii) $24.97 million on our 5.50% Convertible Notes and (iv) $19,000 on the 7.875% Senior Convertible Notes. We intend to fund our operations and debt service, including interest payments, through a combination of cash on hand and cash flow from operations. While these funds will be sufficient to fund our operations and debt service through December 31, 2015, there are several factors that could adversely impact our liquidity in 2016 and beyond including, but not limited to, the following factors described in greater detail below: (i) a material fine, penalty or disgorgement of earnings resulting from an adverse determination by the SEC or the DOJ regarding our investigation of corruption by our former agent in Brazil, (ii) a ruling in the Cobalt Explorer arbitration seeking to recover construction payments from us or preventing us from recovering on the refund guarantee, (iii) any restriction placed on our ability to borrow or utilize funds under the Credit Agreement, or (iv) if we are unable to contract our drilling rigs for an extended period of time or at sufficient dayrates. Furthermore, if we prevail in the arbitration we instituted to challenge our client’s wrongful termination of the Titanium Explorer contract, any judgment in our favor may not fully compensate us for our lost cash flows and liquidity and may not be timely.

Because some or all of these factors will have a significant impact on our ability to service our debt as scheduled, we have entered into discussions with certain Term Loan holders and holders of our secured senior notes (“Senior Notes”) regarding a possible deleveraging transaction to substantially reduce our overall debt levels and near-term debt service.  The deleveraging transaction may require a substantial restructuring of the Company’s capital structure including a conversion of a substantial amount of the Term Loans and Senior Notes to equity.  In order to execute such a restructuring, it may be necessary to seek court protection for the transaction in the United States or the Cayman Islands. There can be no assurances that we will reach an agreement with the Term Loan holders and Senior Note holders that will be adequate to provide sufficient liquidity to meet our scheduled debt service requirements.  Any such deleveraging transaction could have a material and adverse impact on our existing shareholders and creditors. If we are unable to complete such a deleveraging transaction, we anticipate taking further actions that may include preserving cash flow by cold stacking drilling equipment, additional workforce reductions, raising additional equity on a preferential basis to our existing equity, pursuing single or multiple asset sales or potentially selling or merging the Company, although there can be no assurance that we will be successful in any of these actions.

There are several factors which may have a significant impact on our liquidity including:

In July 2015, we became aware of media reports that the Brazilian agent that we used in the contracting of the Titanium Explorer drillship, Mr. Padilha, had entered into a plea arrangement with the Brazilian authorities in connection with his role in obtaining bribes for former Petrobras executives.  Mr. Padilha, who simultaneously has represented several international companies in their contracts with Petrobras, provided evidence to the Brazilian prosecutors of an alleged bribery scheme between former Petrobras executives and Mr. Su, a former member of our Board of Directors and a significant shareholder.  Mr. Su was the sole owner of the company that owned the Titanium Explorer at the time the alleged bribe was paid.  At the same time we learned of Mr. Padilha’s plea agreement, we voluntarily contacted the SEC and the DOJ to advise them of these recent developments. We subsequently terminated his advisory contract with us.  Our internal and independent investigations, which are still ongoing, to date have found no evidence of wrongdoing by our employees or participation in any manner with the inappropriate acts alleged to have been conducted by Mr. Padilha.

On August 13, 2015, we terminated the construction contract for the Cobalt Explorer with the shipyard and requested the shipyard refund guarantees of $59.5 million. On August 20, 2015, the shipyard notified us that they were cancelling the construction contract, alleging a breach of the contract by us. Pursuant to the arbitration provision of the contract, the shipyard filed for arbitration on August 25, 2015. Additionally, if the shipyard prevails in arbitration, the shipyard may be entitled to retain all supplies and equipment delivered to the shipyard and all milestone and other payments made by us to date, and to elect to sell the vessel and claim any deficiency in proceeds against us. The outcome of the arbitration cannot be determined at this time.

Our customer for the Titanium Explorer operating in the United States Gulf of Mexico sent us a notice of termination of the Agreement for the Provision of Services Contract for the Titanium Explorer on August 31, 2015 upon completion of the current well.   We completed the well in early September and demobilized the rig. We believe the termination of the contract was wrongful and we commenced arbitration proceedings on August 31, 2015 to recover damages including loss of future revenues and expenses in connection with the wrongful termination of the contract.

On or about September 2, 2015, we requested and received an advance of $150 million from the lenders under the Credit Agreement.  At the time of such advance, we made certain representations to the lenders as required under the Credit Agreement.  Although we believe that our $150 million drawing satisfied the terms and conditions of the Credit Agreement, on October 14, 2015, we received a letter from the administrative agent for the lenders in which they “request” return of such $150 million advance. The letter stated that if we refused to return the advance, “at minimum” we must segregate such funds from other company funds and maintain them in the account in which such funds were initially deposited, and provide the lenders with information regarding certain representations in the loan documents at the time the advance was made.  One of the issues the lenders are evaluating is whether the termination of the Titanium Explorer contract, if proper, prohibited the Company from borrowing under the Credit Agreement.  We believe that the termination of the contract was wrongful and we commenced arbitration proceedings on August 31, 2015 to recover damages including loss of future revenues and expenses in connection with the wrongful termination of the contract.  It is unclear whether we may be required to repay the borrowings we have made or any additional borrowings under our Credit Agreement will be available to us, given the foregoing.

In connection with our deleveraging discussions with certain Term Loan holders and Senior Note holders, we did not make a $40.8 million interest payment due on November 2, 2015 with respect to our 7.5% Senior Notes and have elected to utilize the 30-day grace period under the notes. Failure to make the interest payment prior to the expiration of the applicable grace period constitutes an Event of Default under the governing indenture. If an Event of Default continues, the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the then outstanding 7.5% Senior Notes may declare all the notes to be due and payable immediately. No assurances can be given that the deleveraging discussions will result in an agreement. We currently have ample liquidity to make the interest payment within the grace period. If no agreement is reached by the end of the grace period, we expect to make the interest payment and avoid an Event of Default.

On November 4, 2015, the NYSE submitted an application to the SEC to delist our ordinary shares, which is expected to become effective on November 16, 2015. The effectiveness of the delisting allows the holders of our 5.50% Convertible Notes and 7.875% Convertible Notes to require us to repurchase their notes at 100% of the par value thereof. See “Part II – Other Information.  Item 1A. Risk Factors.”

Market conditions for offshore drilling services is driven by the exploration and production spending of our customers.  Due to the significant decline in oil and natural gas prices over the last year, our customers have been dramatically reducing their capital spending levels. This has resulted in a significant decline in the current market rates for drilling services and a decline in the utilization of offshore drilling rigs. The Aquamarine Driller has been idle since completing its contract in March 2015, and the Emerald Driller, Sapphire Driller, and Topaz Driller have each either extended existing contracts or contracted with new customers at progressively lower rates. We have recently received a letter of award for an 18 month contract (with 9 months of options) for the Aquamarine Driller and are preparing for the re-commencement of operations later this year. Additionally, the Platinum Explorer will complete its current contract prior to year end and is anticipated to re-contract at a lower dayrate or become idle. These lower rates, combined with the cancellation of the Titanium Explorer contract, will result in the Company achieving significantly lower income and cash flow from operations for the remainder of 2015 and 2016. In response to current market conditions, we reduced operating costs and capital expenditures for our fleet.  During the quarter ended September 30, 2015, we recognized a restructuring charge of approximately $2.5 million consisting primarily of severance costs associated with our reduction in personnel.

During the nine months ended September 30, 2015, in addition to scheduled maturity payments of $40.1 million on our term loans, we made discretionary open market purchases and purchases pursuant to tender offers totaling $157.4 million. We anticipate our remaining 2015 capital expenditures to be approximately $14.0 to $17.0 million for sustaining capital expenditures, fleet capital spares program and information technology. Currently we estimate that our capital expenditures for 2016 will be approximately $9.0 to $11.0 million. Our 2015 remaining scheduled debt maturities are approximately $13.4 million and in 2016, we have scheduled debt maturities aggregating approximately $78.47 million.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options that would cause our future cash payments to change if we exercised those options.

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2015 were $792,000 and $4.0 million, respectively. Total interest and amortization costs capitalized for assets under construction for the three and nine months ended September 30, 2014 were $1.3 million and $3.8 million, respectively.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The rapid and significant decline in oil prices over the last six months of 2014, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs. The results of the analysis indicated that as of December 31, 2014 the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs. We performed an analysis of recoverability on the Titanium Explorer when the customer terminated the contract. The results of the analysis indicated the carrying value of the Titanium Explorer was recoverable over its estimated useful life. We have continued to monitor the recoverability of the carrying value of our drilling rigs in 2015, and we currently believe the future projected undiscounted cash flows exceed the carrying amounts of our drilling rigs.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $27.0 million and $72.2 million at September 30, 2015 and December 31, 2014, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates, commodity prices and equity prices have not been significant in the first nine months of 2015 as all of our drilling contracts have been denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of September 30, 2015, we had approximately $814.8 million face amount of variable rate debt, net of discount of $6.2 million, outstanding. In October 2012, we entered into the 2017 Term Loan which, after amendment in November 2013, bears interest at LIBOR plus 4%, with a LIBOR floor of 1.0%. In March 2013, we entered into the 2019 Term Loan. The 2019 Term Loan bears interest at LIBOR plus 4.5%, with a LIBOR floor of 1.25%. In June 2012, we entered into the Credit Agreement which, after amendment in March 2013, bears interest at LIBOR plus 3.5% or at the adjusted base rate (as defined in the Credit Agreement) plus 2.5%, at our option. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. As of September 30, 2015, the 1-year LIBOR rate was 0.85% which means the LIBOR floor is triggered and the current interest rates on the 2017 Term Loan and the 2019 Term Loan would be approximately 5.0% and 5.75%, respectively. The one-month LIBOR was 0.193% at September 30, 2015 which means the current interest rate on the Credit Agreement would be approximately 3.693%. The total interest expense per year for the variable rate debt would be approximately $41.3 million. For every 1% increase in LIBOR (above the LIBOR floor for the term loans) we would be subject to an increase in interest expense of $8.1 million per annum based on September 30, 2015 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2015, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 31, 2015, we received notice from Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services B.V. (“PVIS”) stating that PAI and PVIS were terminating the Agreement for the Provision of Services Contract for the Titanium Explorer dated February 4, 2009 (the “Drilling Contract”), between PVIS and Vantage Deepwater Company, a wholly-owned indirect subsidiary of Vantage, and which had been novated to PAI and to Vantage Deepwater Drilling, Inc., a wholly-owned indirect subsidiary of Vantage, respectively. The notice alleges that Vantage had breached its obligations under the Drilling Contract, but the notice does not provide any explanation as to the facts and conduct that constitute a breach by Vantage of its obligations under the Drilling Contract. Under the terms of the Drilling Contract, Vantage filed for arbitration on August 31, 2015 with the American Arbitration Association to challenge the assertions made in the Notice and to assert that the Notice is a wrongful attempt to terminate the Drilling Contract. Vantage believes that it is in compliance with all of its obligations under the Drilling Contract and strongly disagrees with the allegations of contractual breaches set forth in the notice. We intend to vigorously defend our position.

On August 13, 2015, we terminated the construction contract for the Cobalt Explorer pursuant to the terms of the contract. We are seeking to recover, from a refund guarantee issued by a financial institution, all funds paid to the shipyard totaling approximately $59.5 million plus contractual interest and any other amounts due under applicable law. On August 20, 2015, the shipyard notified us that they were cancelling the construction contract, alleging a breach of the contract by us. Pursuant to arbitration provision in the construction contract, the shipyard filed for arbitration on August 25, 2015 with the London Maritime Arbitrators Association to challenge our ability to terminate the construction contract. If the shipyard prevails in arbitration, the shipyard may be entitled to retain all supplies and equipment delivered to the shipyard and all milestone and other payments made by us to date, and to elect to sell the vessel and claim any deficiency in proceeds against us. We intend to vigorously defend our position.

Item 1A. Risk Factors.

Our ordinary shares are being delisted from the NYSE and will continue to be listed on the over the counter markets, which would have an adverse impact on the trading volume, liquidity and market price of our ordinary shares.

On September 14, 2015, we received a notice letter that the staff of the NYSE Regulation, Inc. (“NYSE Regulation”) determined to suspend trading immediately and commence proceedings to delist Vantage’s ordinary shares from NYSE. NYSE Regulation notified the Company that it is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE MKT Company Guide, due to the “abnormally low” trading price of its ordinary shares.

On November 4, 2015, the NYSE submitted an application to the SEC to delist our ordinary shares, which is expected to become effective on November 16, 2015. The effectiveness of the delisting allows the holders of our 5.50% Convertible Notes and 7.875% Convertible Notes to require us to repurchase their notes at 100% of the par value thereof. In addition, the delisting of our ordinary shares from the NYSE MKT likely would reduce the trading volume and liquidity in our ordinary shares, may lead to decreases in the trading price of our ordinary shares and may also materially impair our shareholders’ ability to buy and sell shares.

We may be subject to investigation by the SEC or the Department of Justice due to our former Brazilian agent’s involvement in the Petrobras matter.

We cannot predict whether any governmental authority will seek to investigate us due to the alleged involvement by a former member of our Board of Directors in a bribery scheme with Petrobras executives or, if a proceeding were opened, the scope or ultimate outcome of any such investigation. If the SEC or the DOJ determines that we have violated the FCPA, or if any governmental authority determines that we have violated applicable anti-bribery laws, they could seek civil and criminal sanctions, including monetary penalties, against us, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. We have terminated the contractual relationship with our former agent in Brazil and have ceased making any payments.  We are committed to operating worldwide in compliance with the applicable United States and international laws, which includes compliance with anti-corruption rules and regulations.

For further discussion on this matter, see “Part I – Financial Information. Note 8. Commitments and Contingencies.”

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

VANT AGE DRILLING COMPANY
Date: November 9, 2015	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)